Form 10-Q
period 1995-09-30
FIRST OAK BROOK BANCSHARES INC
filed 1995-11-14
CIK 717837

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995
                               ----------------------------------------------

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to __________________

Commission file number 0-14468
                       -------

                       First Oak Brook Bancshares, Inc.
-----------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)


      Delaware                                               36-3220778
-----------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


1400 Sixteenth Street, Oak Brook, Illinois                       60521
---------------------------------------------------          ----------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code      (708) 571-1050
                                                   --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No
    -------            -------

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995.


Class A                                               1,837,570
-------------------------------------  --------------------------------------
CLASS                                  NUMBER OF SHARES

Common                                                1,525,272
-------------------------------------  --------------------------------------
CLASS                                  NUMBER OF SHARES

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                                 Page
                                                                 ----

Part I.  Financial Information
------------------------------

Item 1. Financial Statements (Unaudited)

    Condensed consolidated balance sheets
      September 30, 1995 and December 31, 1994                     3

    Condensed consolidated statements of income
      Three months ended September 30, 1995 and 1994 and
      Nine months ended September 30, 1995 and 1994                5

    Condensed consolidated statements of cash flows
      Nine months ended September 30, 1995 and 1994                7

    Notes to condensed consolidated financial
      statements -- September 30, 1995                             9


Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                11


Part II.  Other Information
---------------------------

Item 1. Legal Proceedings                                          *
Item 2. Changes in Securities                                      *
Item 3. Defaults upon Senior Securities                            *
Item 4. Submission of Matters to a Vote of Security Holders        *
Item 5. Other Information                                          *
Item 6. Exhibits and Reports on Form 8-K                          18

Signatures                                                        19
----------


* Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (Unaudited)
                                (In Thousands)



                                          September 30,   December 31,
                                               1995           1994
                                          --------------  -------------
Assets
------

Cash and due from banks                        $ 30,571       $ 33,710

Federal funds sold and securities
  purchased under agreements to resell           14,000          2,500

Interest-bearing deposits
  with banks                                        108             91

Securities held to maturity, at
  amortized cost (fair value $140,383
  and $140,216 at September 30, 1995
  and December 31, 1994)                        137,742        143,604

Securities available for sale, at
  fair-value                                    116,706        120,339

Loans, net of unearned discount                 342,053        309,681
  Less-allowance for loan losses                 (3,988)        (3,859)
                                               --------       --------

    Net loans                                   338,065        305,822
                                               --------       --------

Premises and equipment, net                      18,193         18,989

Other assets                                      8,631          9,650
                                               --------       --------

    Total assets                               $664,016       $634,705
                                               ========       ========

                                  (Unaudited)
                    (In Thousands Except Share Information)



                                          September 30,   December 31,
                                               1995           1994
                                          --------------  -------------
Liabilities
-----------

Noninterest-bearing demand deposits            $121,203       $109,237
                                               --------       --------

Interest-bearing deposits:
  Savings deposits and NOW accounts             198,186        223,354
  Money market accounts                          25,538         26,602
  Other time deposits                           205,658        154,430
                                               --------       --------

  Total interest-bearing deposits               429,382        404,386
                                               --------       --------

    Total deposits                              550,585        513,623
                                               --------       --------

Federal funds purchased and securities
  sold under agreements to repurchase            51,087         61,988
Treasury tax and loan demand notes                3,452          6,589
Federal Home Loan Bank advances                   3,500          6,000
Other liabilities                                 4,859          3,596
                                               --------       --------

    Total liabilities                           613,483        591,796
                                               --------       --------

Shareholders' Equity
--------------------

Class A Common Stock (aggregate
  liquidation preference of $11,595)              3,675          3,671
Common Stock                                      3,392          3,396
Surplus                                          10,368         10,364
Unrealized loss on securities
  available for sale                               (885)        (4,780)
Retained earnings                                34,716         30,991
Less cost of shares in treasury,
  171,027 common shares                            (733)          (733)
                                               --------       --------

  Total shareholders' equity                     50,533         42,909
                                               --------       --------

  Total liabilities and
    shareholders' equity                       $664,016       $634,705
                                               ========       ========


           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In Thousands)

                                              Three Months        Nine Months
                                           Ended September 30  Ended September 30
                                           ------------------  ------------------
                                             1995      1994      1995      1994
                                           --------  --------  --------  --------

Interest income:
 Interest on loans                          $ 8,094   $ 6,609   $23,683   $19,065
 Interest on investment securities:
   U.S. Treasury and government
   agencies                                   2,798     2,720     8,381     7,836
   Obligations of states and political
   subdivisions                                 779       714     2,308     1,995
   Other securities                              74        96       252       267
 Interest on Federal funds sold and
   securities purchased under
   agreements to resell                         430       272       871       824
 Interest on deposits with banks                  2         2         6         5
                                            -------   -------   -------   -------

   Total interest income                     12,177    10,413    35,501    29,992
                                            -------   -------   -------   -------

Interest expense:
 Interest on savings deposits and
   NOW accounts                               1,941     2,046     5,898     5,500
 Interest on money market accounts              196       216       637       591
 Interest on other time deposits              2,966     1,527     7,872     4,306
 Interest on Federal funds purchased
   and securities sold under
   agreements to repurchase                     707       383     2,062       907
 Interest on Treasury, tax and loan
   demand notes                                  49        66       131       206
 Interest on Federal Home Loan Bank
   advances                                      33        70       152       206
                                            -------   -------   -------   -------

   Total interest expense                     5,892     4,308    16,752    11,716
                                            -------   -------   -------   -------

Net interest income                           6,285     6,105    18,749    18,276

Provision for loan losses                       225       300       750       900

Net interest income after provision for      ______    ______    ______    ______
 loan losses                                $ 6,060   $ 5,805   $17,999   $17,376
                                            -------   -------   -------   -------

                                  (Unaudited)
                    (In Thousands Except Share Information)


                                                Three Months                 Nine Months
                                             Ended September 30          Ended September 30
                                          ------------------------  ------------------------------
                                             1995         1994             1995            1994
                                             ----         ----             ----            ----

Other income:
  Service charges on deposit accounts     $      600   $      639           $    1,744  $    2,013
  Other operating income                         475          334                1,380       1,220
  Investment securities gains(losses)              -          (17)                   -          37
                                          ----------   ----------           ----------  ----------
    Total other income                         1,075          956                3,124       3,270
                                          ----------   ----------           ----------  ----------

Other expenses:
  Salaries and employee benefits               2,798        2,588                8,247       7,667
  Occupancy expense                              350          320                1,018         961
  Equipment expense                              426          419                1,290       1,235
  Data processing fees                           321          368                1,099         987
  Professional fees                               84           77                  218         231
  Postage, stationery and supplies               158          227                  607         646
  Advertising and business development           343          313                1,049         915
  FDIC premiums                                  (29)         274                  539         819
  Other operating expenses                       456          484                1,370       1,125
                                          ----------   ----------           ----------  ----------

    Total other expenses                       4,907        5,070               15,437      14,586
                                          ----------   ----------           ----------  ----------

Income before provision for income
  taxes                                        2,228        1,691                5,686       6,060

Provision for income taxes                       528          346                1,215       1,399
                                          ----------   ----------           ----------  ----------

Net income                                $    1,700   $    1,345           $    4,471  $    4,661
                                          ==========   ==========           ==========  ==========
Earnings per common share and common
  equivalent share                              $.49         $.39                $1.30       $1.36
                                          ==========   ==========           ==========  ==========
Dividends per share:
  Class A Common                              $.0750       $.0750               $.2250       $.208
  Common                                       .0625        .0625                .1875        .170
                                          ==========   ==========           ==========  ==========
Weighted average number of common
  shares and common share
  equivalents                              3,433,360    3,429,462            3,430,674   3,425,329
                                          ==========   ==========           ==========  ==========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                (In Thousands)

                                                   1995        1994
                                                  -----       -----
                                                      (Unaudited)
Cash flows from operating activities:
 Net income                                      $  4,471     $  4,661

 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation, discount accretion, premium
    amortization and amortization of intangibles    2,936        3,220
  Provision for loan losses                           750          900
  Gains on securities available for sale                -          (37)
  Increase in other assets                         (1,139)      (1,413)
  Increase (decrease) in other liabilities          1,262         (501)
                                                 --------     --------

Net cash provided by operating activities           8,280        6,830
                                                 --------     --------

Cash flows from investing activities:
 Purchases of securities held to maturity         (51,959)     (41,090)
 Purchases of securities available for sale       (14,388)     (58,660)
 Proceeds from maturities of securities
  held to maturity                                 62,642        6,225
 Proceeds from sales and maturities of
  securities available for sale                    17,761       63,404
 Increase in loans                                (32,993)     (10,370)
 Additions to premises and equipment                 (647)        (249)
                                                 --------     --------

Net cash used in investing activities             (19,584)     (40,740)

Cash flows from financing activities:
 Increase (decrease) in demand deposits            11,966       (3,243)
 Decrease in savings and NOW accounts             (25,168)      (1,513)
 Decrease in money market accounts                 (1,065)        (632)
 Increase in time deposits                         51,229       13,740
 Decrease in Treasury, tax and loan
  demand notes                                     (3,137)      (2,778)
 Repayment of Federal Home Loan Bank advances      (2,500)           -
 Increase (decrease) in Federal funds
  purchased and securities sold under
  agreements to repurchase                        (10,901)      12,324
 Exercise of stock options                              4            -
Dividends paid                                       (746)        (613)
                                                 --------     --------

Net cash provided by financing activities          19,682       17,285
                                                 --------     --------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)
                                  (Continued)





                                               1995      1994
                                              -----     ------

Net increase (decrease) in cash and cash
 equivalents                                  8,378   (16,625)
Cash and cash equivalents at beginning
 of period                                   36,301    87,853
                                            -------  --------
Cash and cash equivalents at end of
 period                                     $44,679  $ 71,228
                                            =======  ========
Supplemental disclosures:
 Interest paid                              $16,397  $ 11,688
 Income taxes paid                            1,231     1,786
                                            =======  ========

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (Unaudited)

1.  Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.  Commitments and Contingent Liabilities:

    In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, which are not reflected in the financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments and lines of credit is limited to their contractual amount. Many commitments to extend credit expire without being used, or, in the case of credit cards, the Company, at its discretion, may cancel any credit card line. Additionally, some credit card lines are drawn down and paid off monthly. Therefore, the amounts stated below do not necessarily represent future cash commitments. These commitments are subject to the same credit policy as followed for loans recorded in the financial statements.

    The summary of commitments to extend credit follows (in thousands):


                      September 30, 1995    December 31, 1994
                      ------------------    -----------------

      Commercial          $ 51,985             $ 38,205
      Home equity           58,555               54,732
      Credit card          272,835              292,135

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


3.  Shareholders' Equity:

    Shares authorized, issued and outstanding are as follows:


                                  September 30,  December 31,
                                       1995           1994
                                  --------------  ------------
                                   (Unaudited)
    Preferred Stock, Series B,
      no par value:
        Authorized                      100,000        100,000
        Issued                             None           None
        Outstanding                        None           None
    Class A Common Stock,
      $2.00 par value:
        Authorized                    4,000,000      4,000,000
        Issued                        1,837,570      1,835,666
        Outstanding                   1,837,570      1,835,666
    Common Stock,
      $2.00 par value:
        Authorized                    3,000,000      3,000,000
        Issued                        1,696,299      1,697,903
        Outstanding                   1,525,272      1,526,876

    Each share of Class A Common stock is entitled to one-twentieth of one vote and a cash dividend of at least 120% of the dividend declared on the Common stock. Holders of the Class A Common stock, upon liquidation of the Company, are entitled to receive an aggregate amount per share equal to the $6.31 offering price of the Class A Common stock before any amount is paid to holders of the Common stock.

    The Common stock is convertible into Class A Common stock on a one-for-one basis at any time.

    On July 18, 1995, the Board of Directors declared a 20% increase in the October cash dividend on its Class A Common and Common. The new Class A Common dividend will be $.09 per share, up from the July dividend of $.075 per share. The new Common dividend will be $.075 per share, up from the July dividend of $.0625. The dividends were both paid October 20, 1995 to shareholders of record on October 10, 1995.

4. Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (amendment of FASB No. 114):

    The Company adopted this Statement as of January 1, 1995. The adoption of this Statement had no impact since the Company had no impaired loans, as defined, through September 30, 1995.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Third Quarter Results
-------------------

During the third quarter of 1995, the Company earned $1,700,000, compared with $1,345,000 in the third quarter of 1994, an increase of 26%. Earnings per share for the third quarter of 1995 were $.49 as compared to $.39 in the same period last year.

Key performance indicators for the 1995 third quarter show a return on average assets of 1.02% compared with .89% for the 1994 third quarter. For the third quarter of 1995, the return on average shareholders' equity was 13.74% compared with 12.72% for the same quarter of 1994.

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities. On a tax equivalent basis, net interest income for the third quarter of 1995 totaled $6,636,000 as compared to $6,433,000 in 1994, a 3% increase. The increase in net interest income was due to a 10% increase in average earning assets offset by a 6% decrease in net interest margin. The net interest margin for the third quarter of 1995 was 4.36% compared to 4.64% for the same period last year.

The compression of the net interest margin was the result of the following:

 . During the third quarter of 1994, the prime rate was adjusted upwards from 7.25% to 7.75%, while in the third quarter of 1995 the prime declined from 9.00% to 8.75%. In a rising interest rate environment, such as we experienced in 1994, the Company enjoyed temporary margin improvements due to the difference in timing of the repricing of assets and deposit liabilities. Conversely, in a declining interest rate environment, as in the third quarter of 1995, the Company has experienced margin compression.

 . The cost of interest bearing deposits increased nearly 100 basis points from the third quarter of 1994 to the third quarter of 1995. Retail consumers showed continued strong preferences for longer term, higher yielding CD's over shorter-term, lower yielding saving and money market funds--in essence, locking in higher yields. The third quarter of 1995 average balance for savings and money market accounts declined $36 million in comparison to the same period in 1994, while the third quarter of 1995 average balance for time deposits increased $65 million compared to the same period in 1994. Competitive pressure among Chicago area banks kept CD rates relatively high in comparison to U.S. Treasury yields.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


 . During the third quarter of 1995, short term rates continued to rise and long term rates fell resulting in a further "flattening of the yield curve." The Company's subsidiary bank (like most banks) borrows money in the form of deposits on the short end of the yield curve and invests these funds in securities on the intermediate to long end of the yield curve. With the flattening of the yield curve, the spread between short and long term rates has compressed which negatively impacted the Company's third quarter net interest margin.

Average balances and effective interest yields and rates on a tax equivalent basis for the third quarters of 1995 and 1994 were as follows (dollars in thousands):

                                  1995                  1994
                          --------------------  --------------------
                          Average   Effective   Average   Effective
                          Balance     Yield     Balance     Yield
                          -------     -----     -------     -----

Federal funds sold        $ 29,371       5.80%  $ 24,100       4.48%
Interest-bearing
  deposits with banks          122       6.50        155       5.12
Securities                 248,040       6.35    244,167       6.21
Loans                      325,643       9.90    281,228       9.37
                          --------       ----   --------       ----
Total earning assets/
  yield                   $603,176       8.24%  $549,650       7.75%
                          ========       ====   ========       ====
Interest-bearing
  deposits                $419,426       4.82%  $390,343       3.85%
Short-term debt             56,679       5.30     46,405       3.84
Long-term debt               3,500       4.76      6,000       4.63
                          --------       ----   --------       ----

Total interest-bearing
  liabilities/cost of
  funds                   $479,605       4.87%  $442,748       3.86%
                          ========       ====   ========       ====

Net interest margin                      4.36%                 4.64%
                                         ====                  ====
Net interest spread                      3.37%                 3.89%
                                         ====                  ====


Average loans for the third quarter of 1995 increased $44 million or 16% in comparison to the third quarter of 1994. The increase was primarily in real estate (commercial and residential) and indirect auto loans. Credit card and commercial loan growth was constrained as a result of vigorous competition among banks.

Based on management's review of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $225,000 for the third quarter of 1995, consistent with the

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


second quarter of 1995, and slightly less than the $300,000 in the third quarter of 1994.

Total other income increased $119,000 or 12%. Service charges on deposit accounts decreased $39,000 primarily due to a decrease in business account analysis fees offset by an increase in service charges and fees on personal accounts. With the increase in the earnings credit, commercial customers were able to offset more service charges through maintaining account balances. The increase in other operating income of $141,000 was principally attributable to increased trust revenue and fee income from the sale through a third party of annuities and mutual funds.

Total other expenses decreased $163,000 or 3% primarily due to lower FDIC insurance premiums effective June 1, 1995. During the third quarter of 1995, the Company's subsidiary bank received from the FDIC $314,000, before taxes, representing a refund of a portion of June premiums totaling $78,000 and a reduction of $236,000 for the third quarter. The FDIC premium was lowered for well-capitalized banks, effective June 1, 1995, from $.23 per $100 deposit to $.04 per $100 deposit; accordingly, the Company expects to pay significantly less FDIC premiums in future periods.

Salaries and employee benefits rose $210,000. The increase is due to several new positions, upgrading staff and normal salary increases. The Company invested in these positions to enhance customer service and expand business development opportunities.

Data processing fees decreased $47,000 primarily due to correspondent check clearing services paid in compensating balances rather than in service fees.

Postage, stationery and supplies decreased $69,000 primarily due to the timing of stationery and supplies purchases.

Earnings Highlights - Nine Month Results
-------------------

Net income for the nine months ended September 30, 1995 was $4,471,000, compared with $4,661,000 earned in 1994, a decrease of 4%. Earnings per share for the first nine months of 1995 were $1.30 as compared to $1.36 earned in 1994. Excluding securities gains and gain on other real estate, net income rose to $4,471,000 for the first nine months of 1995, compared with $4,420,000 for the comparable 1994 period, a 1% increase.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Key performance indicators for the first nine months of 1995 and 1994 show a return on average assets of .94% and 1.03%, respectively. Return on average shareholders' equity was 12.83% for 1995 compared with 14.63% for 1994.

On a tax equivalent basis, net interest income for the first nine months of 1995 totaled $19,802,000 as compared to $19,198,000 in 1994, a 3% increase. This increase is due to a 7% increase in average earning assets, offset by a 3% decrease in net interest margin to 4.52% in 1995 from 4.68% in 1994.

Average balances and effective interest yields and rates on a tax equivalent basis for the first nine months of 1995 and 1994 were as follows (dollars in thousands):


                                  1995                 1994
                          --------------------  --------------------
                          Average   Effective   Average   Effective
                          Balance     Yield     Balance     Yield
                          -------     -----     -------     -----

Federal Funds sold        $ 19,705     5.91%    $ 29,156    3.78%
Interest-bearing
  deposits with banks          130     6.17          192    3.48
Securities                 248,622     6.40      239,118    6.11
Loans                      316,860    10.04%     280,538    9.13
                          --------    -----     --------    ----
Total earning assets/
  yield                   $585,317     8.35%    $549,004    7.53%
                          ========    =====     ========    ====
Interest-bearing
  deposits                $409,867     4.70%    $389,955    3.56%
Short-term debt             54,967     5.34       42,918    3.47
Long-term debt               4,306     4.72        6,000    4.59
                          --------    -----     --------    ----
Total interest-bearing
  liabilities/cost of
  funds                   $469,140     4.77%    $438,873    3.57%
                          ========    =====     ========    ====

Net interest margin                    4.52%                4.68%
                                      =====                 ====
Net interest spread                    3.58%                3.96%
                                      =====                 ====


Total other income decreased $146,000 or 5%. Service charges on deposit accounts decreased $269,000 primarily due to a decrease in business account analysis fees offset by an increase in service charges and fees on personal accounts. With the increase in the earnings credit, commercial customers were able to offset more service charges through maintaining account balances. The increase in other operating income of $160,000 was principally attributable to increased trust revenue and fee income from the

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


sale through a third party of annuities and mutual funds offset by a decrease in gains on mortgages sold. Trust income for the first nine months of 1995 was $436,000 compared to $331,000 for the comparable period in 1994, an increase of 32%. The discretionary assets under management by the Trust department has grown $18.2 million since September 30, 1994 to $61.1 million as of September 30, 1995. The Investment Center, a new business initiative selling mutual funds and annuities through a third party, launched late in 1994, has been successful in contributing $116,000 in additional fee income in 1995. The decrease in fee income from gains on mortgages sold was due to retaining a greater portion of mortgage originations for the Company's loan portfolio during the first nine months of 1995 compared to the same period in 1994.

Total other expenses increased $851,000 or 6%. Salaries and employee benefits rose $580,000. The increase is due to several new positions, upgrading staff and normal salary increases. The Company invested in these positions to enhance customer service and expand business development opportunities.

Data processing fees increased $112,000, primarily due to higher credit card processing fees and messenger service. The increase in credit card processing is due to system enhancements and price increases. Messenger service, an internal function in 1994, was outsourced in the first quarter of 1995. While messenger service increased data processing fees in 1995, there are offsetting cost savings included in salaries and employee benefits for 1995.

Advertising and business development costs increased $134,000 primarily due to the advertising of retail products and increased business development expenses.

FDIC premiums decreased $280,000 due to lower insurance premiums effective June 1, 1995.

Other operating expense increased $245,000. Excluding the gain on the sale of "other real estate owned" of $328,000 in 1994, the other operating expense decreased $83,000 in 1995. This decrease in 1995 was primarily due to a reduction in credit card fraud.

Asset Quality
-------------

Asset quality, remains excellent, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing, and other real estate owned) totaling only $814,000. Net chargeoffs for the first nine months of 1995 totaled $621,000 or .20% of average loans outstanding. The allowance for loan losses to total loans was 1.17% at September 30, 1995.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY



The following table summarizes the Company's nonperforming assets (in thousands):


                                 September 30, December 31,
                                    1995           1994
                                -------------  -------------

Nonaccrual                             $  70          $  70
Loans which are past due
  90 days or more                        744            568
                                       -----          -----
  Total nonperforming loans            $ 814          $ 638
                                       =====          =====

Nonperforming loans to loans
  outstanding                            .24%           .21%
Allowance for loan losses to
  nonperforming loans                  4.90x          6.05x


The Company also holds, in other assets, surplus property which was formerly used as Oak Brook Bank's drive-up facility in Oak Brook, Illinois. Oak Brook Bank leased the property in May, 1992 for $64,000 net per year for five years to McDonald's Corporation. Oak Brook Bank, at any time until May 31, 1997, shall have the option to require the lessee to purchase the property, which has a book value of $238,000, for the price of $800,000.

Capital
-------

Shareholders' equity grew to $50.5 million. The after-tax unrealized loss on securities available for sale at September 30, 1995 is $.9 million compared to $4.8 million at December 31, 1994, an improvement of $3.9 million.

The Company and its subsidiary bank's Tier 1, total risk-based capital and leveraged ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of September 30, 1995 and the minimum ratios for "well capitalized" banks. The federal regulators exclude the after-tax unrealized gain/loss on securities available for sale from these ratios.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY



                  Minimum
                  Ratio to be
                  "Well          Company        Oak Brook
                  Capitalized"   Consolidated   Bank
                  -------------  -------------  ----------
Tier 1
 Risk-based             >6%         13.26%        11.64%
                        -

Total Capital
 Ratio                  >10%         14.29%        12.67%
                        -

Tier 1 Capital
 leverage               >5%          7.79%         6.84%
                        -


Liquidity
---------

Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements and shareholders' dividends.

The Company has numerous sources of liquidity including a significant portfolio of shorter term assets, readily marketable investment securities, its deposit base, and access to borrowing arrangements. Available borrowing arrangements are summarized as follows:

  Oak Brook Bank:

    . Informal Federal funds lines of $49,500,000 with seven correspondent banks.

    . Reverse repurchase agreement lines of $50,000,000 with two brokerage firms.

    . Advances up to $21,186,000 from the Federal Home Loan Bank of Chicago.
      Oak Brook Bank has currently borrowed $3,500,000 of the advance.

    Parent Company:

    . Revolving credit arrangement for $5,000,000. The line is currently unused and matures on April 1, 1996. It is anticipated to be renewed annually.

    . The parent company also had cash, short-term investments, and other readily marketable securities totaling $6,701,000 at September 30, 1995.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY



                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


A.   Exhibits

     Exhibit 27 - Financial Data Schedules


B.   Reports on Form 8-K

     None

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRST OAK BROOK BANCSHARES, INC.
                                  --------------------------------
                                          (Registrant)



Date  October 27, 1995            /S/ RICHARD M. RIESER, JR.
     -------------------          --------------------------------
                                      Richard M. Rieser, Jr.,
                                      President, Assistant
                                      Secretary, and Director



Date  October 27, 1995            /S/ ROSEMARIE BOUMAN
     -------------------          --------------------------------
                                      Rosemarie (Burget) Bouman,
                                      Vice President and
                                      Chief Financial Officer