Form 10-K405
period 1995-12-31
FIRST OAK BANCSHARES
filed 1996-03-28
CIK 717837

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended     December 31, 1995
                              ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from __________ to ___________

    Commission file number 0-14468.
                           --------

                        First Oak Brook Bancshares, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                            36-3220778
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1400 Sixteenth Street, Oak Brook, Illinois                           60521
-------------------------------------------                        ---------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (708) 571-1050
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock ($2 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 was: $56,831,712 based upon the last sales price of the registrant's Class A Common stock at $24.00 per share as reported by the National Association of Securities Dealers Automated Quotation System.

The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1996: 1,524,160 shares of Common Stock and 1,838,682 shares of Class A Common Stock.

Documents incorporated by reference: Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, and Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed on or about April 5, 1996 are incorporated by reference into Parts I., II. and III. hereof, to the extent indicated in the Form 10-K Cross-Reference Index.

                        FORM 10-K CROSS-REFERENCE INDEX

Certain information required to be included in Form 10-K is also included in the 1995 Annual Report to Shareholders or in the Proxy Statement used in connection with the 1996 Annual Meeting of Shareholders to be held on May 7, 1996. The following Cross-Reference Index shows the page location in the 1995 Annual Report or in the Proxy Statement of only that information which is to be incorporated by reference into Form 10-K. All other sections of the 1995 Annual Report or the Proxy Statement are not required in Form 10-K and should not be considered a part thereof.

                                                           1995    1995    1996
                                                           FORM   ANNUAL   PROXY
Item No.                   Part I                          10-K   REPORT STATEMENT
                                                           -----  ------ ---------
1.  Business............................................    2-11
     Statistical Disclosure by Bank Holding Companies...          22-34

2.  Properties..........................................   12-13

3.  Legal Proceedings...................................     14

4.  Submission of Matters to a Vote of Security Holders.     14

                          Part II

5.  Market for Registrant's Common Equity
     and Related Stockholder Matters....................          45-46
                                                                     48

6.  Selected Financial Data.............................             22

7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operation.......          22-34

8.  Financial Statements and Supplementary Data.........          35-47

9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure................     15

                         Part III

10. Directors and Executive Officers of the Registrant..                        6

11. Executive Compensation..............................                    10-13

12. Security Ownership of Certain Beneficial
     Owners and Management..............................                      2-3

13. Certain Relationships and Related Transactions......                        7

                         Part IV

14. Exhibits, Financial Statement Schedules
     and Reports on Form 8-K............................    17-20

    Signatures..........................................       21

                                     PART I
ITEM 1.  BUSINESS

General
-------

First Oak Brook Bancshares, Inc. ("the Company") was organized under Delaware law on March 3, 1983, as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding capital stock of Oak Brook Bank ("Bank"), Oak Brook, Illinois, which is an Illinois state-chartered bank. The bank has seven locations in DuPage County and two locations in Cook County.

The Company has two classes of common stock, Class A Common stock and Common stock. The Common stock is convertible into Class A Common at any time on a one-for-one basis. The Company has authorized shares of Class A Common and Common stock of 4,000,000 and 3,000,000, respectively.

As of December 31, 1995, the Company had total assets of $678,102,000; loans of $362,728,000, deposits of $555,086,000, and shareholders' equity of $53,762,000.

The business of the Company consists primarily of the ownership, supervision and control of its subsidiary bank. The Company provides its subsidiary bank with advice, counsel and specialized services in various fields of financial, audit, legal and banking policy and operations. The Company also engages in negotiations designed to lead to the acquisition of other banks and closely related businesses.

The Bank is engaged in the general retail and commercial banking business. The services offered include demand, savings, and time deposits, corporate cash management services, commercial lending products such as commercial loans, mortgages and letters of credit, and personal lending products such as residential mortgages, home equity lines, auto loans and credit card products. In addition, related products and services are offered including discount brokerage, mutual funds and annuity sales, and foreign currency and precious metal sales. Oak Brook Bank has a full service trust and land trust department.

The Bank originates the following types of loans: commercial, real estate (land acquisition, development & construction, commercial mortgages, residential mortgages and home equity), credit card and consumer installment loans. The extension of credit inherently involves certain levels and types of risk (general economic, default, concentration, interest rate and credit) which the Company prudently manages through the establishment of lending, credit and asset/liability management policies and procedures.

Loans originated comply with the Bank's loan policies and governmental rules, regulations and laws. While the subsidiary bank's loan policy varies for different loan products, the policy generally covers such items as: percentages to be advanced against collateral, blanket or specific liens, insurance requirements, maximum terms, down payment requirements, debt-to-income ratio, credit history and other matters of credit concern.

The Bank's loan policy grants limited loan approval authority to designated loan officers. Where a credit request exceeds the loan officer's approval authority, approval by a more senior lending officer and/or bank loan committee is required. The loan policy sets forth those credit requests that either because of the amount and/or type, require the approval of the bank loan committee.

The chart that follows sets forth the credit risks, loan origination procedures, underwriting standards and lien position generally associated with the Bank's lending in each major loan category. The major loan categories are residential real estate, including purchase money, refinances and home equity; commercial real estate, including land acquisition, development and construction loans; commercial loans; auto loans (direct and indirect); credit cards and student loans. These loans, except for credit cards, are made generally in the Chicago Metropolitan area and are generally secured by collateral located in the Chicago Metropolitan area.

The chart sets forth the information generally considered in approving these loans and the collateral stated for each category is the collateral generally required for these loans. Each loan is reviewed on its own merits and the information set forth in the chart does not necessarily apply to each loan within those categories. The lien position (if any) and collateral documentation for commercial loans, commercial real estate and construction loans are structured specifically for each loan.


  LOAN TYPE
YEAR END BAL.            PRINCIPAL                SIGNIFICANT                          MAJOR
   (000'S)                CREDIT               LOAN ORIGINATION                     UNDERWRITING
 % OF LOANS               RISKS                  DOCUMENTATION                       STANDARDS                      LIEN POSITION
----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL           Borrower default      Personal financial              Determination of eligible and           Unsecured:
-Working capital     Industry change        statements of                   ineligible receivables                  Companies with
-Term                General economic       guarantors                     Advances generally not to exceed         significant
                      conditions           Personal tax returns of          80% of eligible collateral              net worth
                                            guarantors                     Advances generally not to exceed         relative to
BALANCE   $38,171                          Business financial               80% of cost on new equipment            debt and
%            10.5%                          statements, or tax             Advances generally not to exceed         solid
                                            returns (if applicable)         80% of liquidation value on used        operating
                                           Cash flow projections            equipment                               history
                                           Credit history                  Annual credit review                    Secured:
                                           Mercantile reports              Debt to tangible net worth normally      Blanket first
                                           Supplier references              less than 4 to 1                        lien on
                                           Customer references             Assessment of company's cash flow        all business
                                           If applicable                    -net annual cash flow should be         assets
                                           -Collateral valuation            120% of  the total estimated            (unmonitored
                                           -A/R, A/P listing and aging      annual debt service (with a 100%        or with
                                           -Machin.,F,F,&E,inv.lists        floor)                                  limited
                                           -Pre-loan audit                 Maximum length of term loans             monitoring)
                                                                            generally 7 years                      Secured:
                                                                           Personal guarantees of owners            Specific first
                                                                            (excluding public companies and         lien on
                                                                            private companies with significant      assets being
                                                                            net worth)                              financed
                                                                           Periodic monitoring of A/R               (including
                                                                           Periodic audit for asset based loans     leases)
                                                                           Loan covenant restrictions
                                                                           -Other borrowings
                                                                           -Payment of dividends
                                                                           -Limit on owner withdrawals
                                                                           -Sale of company
                                                                           -Capitol expenditures
                                                                           Evidence of insurance
----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL           Market changes        Personal financial              Loans to appraised value generally      Secured by
MORTGAGES            Casualty               statements of                   not to exceed 75% (with a ceiling       first
                     Borrower default       guarantors                      of 85%)                                 mortgages
BALANCE   $55,437                          Personal tax returns of         Assessment of property's cash flow      Assignment of
%            15.2%                          guarantors                      -net annual cash flow should be         rents/leases
                                           Business financial               120% of  the total estimated           Security
                                            statements, or tax              annual debt service (with a 100%        agreement on
                                            returns (if applicable)         floor)                                  fixtures
                                           Cash flow projections           Personal guarantees of owners           Assignment of
                                           Credit history                  Evidence of insurance                    beneficial
                                           Lender references               Tax and insurance reserves (if           interest (if
                                           Appraisals                       applicable)                             applicable)
                                           Environmental assessments                                               Environmental
                                           Credit history of tenants                                                indemnity
                                           Financial information on                                                 agreement
                                            tenants
                                           Review of leases
                                           Market trends and
                                            conditions
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
  LOAN TYPE
YEAR END BAL.   PRINCIPAL                            SIGNIFICANT                          MAJOR
   (000'S)      CREDIT                            LOAN ORIGINATION                     UNDERWRITING
  % OF LOANS    RISKS                               DOCUMENTATION                       STANDARDS                   LIEN POSITION
----------------------------------------------------------------------------------------------------------------------------------
LAND            Market changes               Personal financial            Land acquisition loan to value          Secured:
ACQUISITION,    Project                        statements of                generally not exceed 50% (with a       First mortgages
DEVELOPMENT     completion                     guarantors                   ceiling of 65%)                        Assignment of
AND             Borrower default             Personal tax returns of       Land development loan to value           rents/leases
CONSTRUCTION    Casualty                       guarantors                   generally not exceed 75%               Assignment of
                                             Business financial            Construction loan to value generally     unit sale
BALANCE  $28,770                               statements or tax            not exceed 75% (with a ceiling of       contracts
%            7.9%                              returns (if applicable)      85%)                                   Assignment of
                                             Cash flow projections         Assessment of project cash flow          plans,
                                             Credit history                -Net annual cash flow should be          specifications
                                             Industry experience and        120% of the total estimated annual      construction
                                               reputation                   debt service (with a floor of 100%)     and service
                                             Contractor references         Disbursement escrows                     contracts
                                             Lender references             Personal guarantees                     Assignment of
                                             Market trends and             Evidence of insurance                    developers
                                               conditions                  Inspection                               rights
                                             Project feasibility                                                   Environmental
                                             -Market acceptance            Residential subdivision projects         indemnity
                                             -Project marketing strategy   - Minimum unit release                   agreement
                                             -Engineering study              requirements for accelerated
                                             Appraisals                      payback
                                             Environmental assessments     - Interest reserves (if applicable)

                                             Review of other current
                                              projects by developer

----------------------------------------------------------------------------------------------------------------------------------
RESIDENTIAL
REAL
ESTATE

A) PORTFOLIO    Borrower default             Application (including        Debt to income generally not to         Secured
 1) Purchase    -Job lost                     financials)                   exceed 39% gross annual income         -First mortgages
      money     -Excessive debt              Verification of employment    Principal/interest/taxes/insurance      Assignment of
 2) Refinance   -Future death,                and income                    less than  28% of gross annual          beneficial
                 disability or               Verification of deposits       income                                  interest (if
                 divorce                      (excl.-home equity)          Loan to value                            applicable)
                Decline in market            Last three years W-2's and    -generally not to exceed 80% for
                 value                        tax returns                    loans under $500,000
B) SECONDARY    Completion of                Three years business tax       -generally not to exceed 65%
   MARKET        construction                 returns (if self-              (ceiling of 75%) for loans
 1) Purchase    Casualty                      employed)                      greater than $500,000
      money                                  Collateral appraisal
 2) Refinance                                Credit history

BALANCE  $81,226                                                           Insurance (flood, hazard)
%           22.3%                                                          Two year job history or employment
                                                                            in related field.
                                                                           No serious prior derogatory credit
                                                                            history
                                                                           No current delinquencies

                                                                           Secondary market loans (additional
                                                                            to  above):
                                                                           -Loan to value which exceed 80%
                                                                            require private mortgage insurance
                                                                           -Investor approval

C) HOME EQUITY  Same as above                Same as above                 Same as above                           -Second mortgages

BALANCE  $47,357
%           13.0%

----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
  LOAN TYPE
YEAR END BAL.   PRINCIPAL                            SIGNIFICANT                          MAJOR
   (000'S)      CREDIT                            LOAN ORIGINATION                     UNDERWRITING
  % OF LOANS    RISKS                               DOCUMENTATION                       STANDARDS                   LIEN POSITION
----------------------------------------------------------------------------------------------------------------------------------
CREDIT CARD     Borrower default             Application (with             Debt to income generally not to         Unsecured
                -Job lost                     financials)                   exceed 39% gross annual income
BALANCE         -Excessive debt              Credit history                No serious prior derogatory credit
$58,592         -Future death,               Verification of employment     history
%  16.1%         disability or                and income                   No current delinquencies
                 divorce                     Tax returns (if self          Established credit (excl. Students)
                Fraud                         employed)                    Stable employment and residence
                                                                           No excessive debt
                                                                           No more than 9 active bank cards
                                                                           Approved credit line proportionate
                                                                            to income
                                                                           Minimum income requirement

----------------------------------------------------------------------------------------------------------------------------------
CONSUMER
INSTALLMENT

Auto            Borrower default             Application (with             Debt to income ratio generally not      Secured,
 (primarily     -Job lost                     financials)                   to exceed 39% of gross annual           recorded lien
 indirect)      -Excessive debt              Verification of employment     income                                  on title
                -Future death,               Verification of residence     No serious prior derogatory credit      Single interest
                 disability or               Credit history                 history                                 insurance
BALANCE          divorce                     Evidence of insurance         No current delinquencies
$40,769         Collateral value                                           Stable employment and residence
%  11.2%         decline                                                   Established credit unless down
                Casualty                                                    payment greater-than 25%

                Dealer
                -Business decline            New dealerships are           Direct:
                -Industry decline             submitted for credit         New cars - loans generally not to
                -General                      approval                      exceed 80% of purchase price
                 economic                    -Review dealers track         Used cars (generally not older than
                 conditions                   record (reference             4 years)-loans limited to 100% of
                -Fraud                        checks)                       NADA loan value
                                             -Submit dealer financial
                                              statements
                                             -Dealer's industry            Indirect:
                                              reputation                   New cars-
                                             -Mercantile report            -invoice up to $18,000, will finance
                                             -Annual review                 up to  $500 over invoice
                                             -Signed dealer agreement      -invoice over $18,000, will finance
                                                                            up to  $1,000 over invoice
                                                                           Used cars (generally not older than
                                                                            4 years)-loans limited to 100% of
                                                                            NADA loan

Student         Loss of                      Application                                                           Unsecured,
                 Government                                                                                         Government
BALANCE          guaranty                                                                                           guaranty
$5,847
%  1.6%


Other           Various                      Various                       Various                                 Various

BALANCE
$7,804
%  2.2%

----------------------------------------------------------------------------------------------------------------------------------

Competition
-----------

The Company and its subsidiary bank operate primarily in DuPage County, Illinois, with seven locations, and two locations in Cook County, Illinois, one of which is located in western Cook County and the other on Chicago's North Shore.

At June 30, 1995, the Company's seven DuPage County, Illinois, offices held $468 million in deposits for an approximate 5.2% market share in relation to the total deposits in DuPage County commercial banks. The Company's two offices in Cook County, Illinois contained $74 million in deposits for an approximate .1% market share of Cook County. The Company's offices are part of the Chicago banking market, as defined by the Federal Reserve Bank of Chicago, consisting of Cook, DuPage and Lake Counties, which at June 30, 1995 had $90.0 billion in deposits.

The Company's subsidiary bank is located in a highly competitive market facing competition for deposits, loans and other banking services from many financial intermediaries, including savings and loan associations, finance companies, credit unions, mortgage companies, retailers, stockbrokers, insurance companies and investment companies, many of which have greater assets and resources than the Company.


Regulation and Supervision
--------------------------

General
-------

The Company is a bank holding company subject to the restrictions and regulations adopted under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and interpreted by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and the Company is also subject to Federal Securities Laws and Delaware Law. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company. However, no acquisition may be approved if it is prohibited by applicable state law. The Company is examined by the Federal Reserve Bank of Chicago.

The subsidiary bank is subject to extensive governmental regulation and periodic regulatory reporting requirements. The regulations by various governmental entities, as well as Federal and State laws of general application affect the Company and the subsidiary bank in many ways including but not limited to: requirements to maintain reserves against deposits, payment of FDIC insurance, restrictions on investments, establishment of lending limits and payment of dividends. The subsidiary bank is primarily supervised and examined by the Illinois Commissioner of

Banks and Trust Companies and the Federal Deposit Insurance Corporation.

The Federal Reserve Bank examines and supervises bank holding companies pursuant to risk-based capital adequacy guidelines. These guidelines establish a uniform capital framework that is sensitive to risk factors, including off-balance sheet exposures, for all federally supervised banking organizations. This can impact a bank holding company's ability to pay dividends and expand its business through the acquisition of subsidiaries if capital falls below the levels established by these guidelines. As of December 31, 1995 the Company's Tier 1, total risk-based capital and leveraged ratios were in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. See the Company's Annual Report at page 34 for a more detailed discussion of the Risk Based Assessment System and the impact upon the Company and its subsidiary bank.

Federal Deposit Insurance Corporation's Reduction of Insurance Assessments
--------------------------------------------------------------------------

Under Federal law, the FDIC has authority to impose special assessments on insured depository institutions, to repay FDIC borrowings from the United States Treasury or other sources, and to establish semi-annual assessment rates for Bank Insurance Fund ("BIF") member banks to maintain the BIF at the designated reserve ratio required by law. Effective January 1, 1996, the FDIC reduced the assessment rate schedule for all BIF members as set forth below:


                       BIF RATES
     ------------------------------------------------
                            Supervisory Subgroup
     Capital            -----------------------------
      Group                A          B          C
     -------            -------    -------    -------
     Well capitalized      0c*         3c        17c
     Adequate              3          10         24
     Under capitalized    10          24         27

*Subject to the statutory minimum of $2,000 per institution per year.

The assessment schedule requires a minimum annual fee of $2,000 per institution for the banks in the highest capital group and supervisory subgroup. Congress is still debating the merger of the BIF and the Savings Association Insurance Fund ("SAIF") funds which, if it occurs, may increase the BIF members assessment to pay for SAIF debt.

The Riegle/Neal Interstate Banking and Branching Efficiency Act of 1994 "The
----------------------------------------------------------------------------
Interstate Banking Act"
-----------------------

The Interstate Banking Act allowed "adequately capitalized" and "adequately managed" bank holding companies to acquire banks in any state as of September 29, 1995. The Act also allows interstate merger transactions after June 1, 1997.

The Interstate Banking Act amends Section (d) of the Bank Holding Company Act of 1956 authorizing the Federal Reserve to approve a bank holding company's application to acquire either control or substantial assets of a bank located outside of the bank holding company's home state regardless of whether the acquisition would be prohibited by state law. The Federal Reserve may approve these transactions only for "adequately capitalized" and "adequately managed" bank holding companies.

The Interstate Banking Act also amended the Federal Deposit Insurance Act and beginning June 1, 1997 responsible agencies may approve merger transactions between insured banks with different home states regardless of whether the transaction is prohibited under state law. Through interstate merger transactions, banks will be able to acquire branches of out of state banks by converting their offices into branches of the resulting bank. The Act provides that it will be the exclusive means for bank holding companies to obtain interstate branches. In these transactions, the resulting bank must remain "adequately capitalized" and "adequately managed" upon completion of the merger. The Act also states that a home state may enact a law preventing these transactions, Illinois will allow these transactions effective June 1, 1997. Each state has until June 1, 1997 to enact such legislation.

Financial Institutions Reform, Recovery and Enforcement Act of 1989 "FIRREA"
----------------------------------------------------------------------------

The FIRREA has broadened the regulatory powers of federal bank regulatory agencies. One of the provisions of FIRREA contains a "cross-guarantee" provision which could impose liability on the Company for losses incurred by the FDIC in connection with assistance provided to or the failure of any of the Company's insured depository institutions. In addition, under Federal Reserve Board policy the Company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank. As a result of such policies, the Company could be required to commit resources to its subsidiary bank in circumstances where it might not do so absent such policies.

Comprehensive Environmental Response Compensation and Liability Act "CERCLA"
----------------------------------------------------------------------------

In 1992 the U.S. Environmental Protection Agency (USEPA) adopted the CERCLA which provided lenders with an exemption from liability if the lender did not participate in the management of the contaminated property. The Secured Lender Exemption Rule protected secured lenders from CERCLA liability if they did not exercise significant control over the borrowers day-to-day operations and did not fail to foreclose and promptly dispose of the contaminated property. However, the Third Circuit Court of Appeals decision in Frank J. Kelley, Attorney General for the State of Michigan, v. Environmental Protection Agency, Chemical Manufactures Association v. Environmental Protection Agency, 15 F. 3d 1100 (D.C. Cir. 1994) ("Kelley") invalidated the secured lender exemption, and the U.S. Supreme Court denied the appeal.

At this time Congress has not altered the Kelley decision and secured lenders continue to be exposed to potential liability for clean-up of hazardous waste material on real property subject to their security interests. The Bank continues to require environmental assessments on commercial real property prior to approval and funding. This policy reduces the Bank's potential liability for hazardous waste clean-up by identifying the risks present on the property.

The state of Illinois amended its Innocent Landowner Law to protect lenders and purchasers from environmental clean up liabilities. The law provides "innocent landowner" protection for lenders and purchasers who perform Phase I and Phase II environmental assessments or audits meeting the statutory requirements. This law will protect the banks from prosecution by the Illinois Environmental Protection Agency; however, it does not protect them against CERCLA liability.

The Federal Deposit Insurance Corporation Improvement Act of 1991 "FDICIA"
--------------------------------------------------------------------------

The FDICIA significantly expanded the regulatory and enforcement powers of federal banking regulators. FDICIA gives federal banking regulators comprehensive directions to promptly direct or require the correction of problems of inadequately capitalized banks in a manner that is least costly to the Federal Deposit Insurance Fund. The degree of corrective regulatory involvement in the operations and management of banks and their holding companies will be largely determined by the actual or anticipated capital position of the institution. See the Company's Annual Report page 34 detailing the Company's capital position.

FDICIA also directs federal banking regulatory agencies to issue new safety and soundness standards governing operational and managerial activities of banks and their holding companies particularly in regard to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and executive compensation. The following regulations were passed to implement some of the above objectives:

 .   The Bank is subject to and has complied with the Annual Independent Audits and Reporting Requirements' regulations. The regulations subject financial institutions with total assets of $500 million or greater to new stringent annual audit and reporting requirements including: (1) an audit committee comprised solely of outside directors; (2) submission of audited financial statements; and, (3) a report by management regarding compliance with designated laws and regulations and internal controls over financial reporting.

 .   In August 1995, the Federal Banking Agencies jointly issued a final ruling which stated that the agencies will include in their evaluation of capital adequacy the exposure to declines in economic value of the bank's capital due to changes in interest rates. The implementation of the proposed process for measuring interest rate risk exposure has been delayed pending further review by the Federal Banking Agencies. If the regulators determine a bank is in a high risk position, additional capital may be required. The Company and its subsidiary bank, on a regular basis, monitor and establish policy limits on the sensitivity of net interest income to changes in interest rates.

Other Laws and Regulations
--------------------------

Proposals that change the laws and regulations governing banks, bank holding companies and other financial institutions are discussed in congress, the state legislatures and before the various bank regulatory agencies. Banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, state usury laws, consumer protection laws and regulations, (e.g., the Truth in Lending Act, the Equal Credit Opportunity Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Truth in Savings Act), as well as the electronic funds transfer laws, Bank Secrecy Act, environmental laws and privacy laws.

Statistical Disclosure by Bank Holding Companies
------------------------------------------------

See "Financial Review" on pages 22 through 34, inclusive, of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference for the statistical disclosure by bank holding companies.

ITEM 2.  PROPERTIES

The Company's offices are located in Oak Brook, Illinois. The subsidiary bank and its branches conduct business in both owned and leased premises. The Company believes its facilities are suitable and adequate to operate its banking business. For information concerning lease obligations, see Note 6 of the Notes to Consolidated Financial Statements and lease exhibits previously filed and incorporated by reference.

The Company and Oak Brook Bank occupy space in a four-year old, three-story, 100,000 square foot, modern office building located at 1400 Sixteenth Street, Oak Brook, Illinois, which is owned and operated by Oak Brook Bank. The first and second floors and portions of the third floor and lower level are occupied by Oak Brook Bank. The Company leases a small portion (1,700 square feet) from Oak Brook Bank. The majority of the third floor is rented to third parties.

In addition, Oak Brook Bank operates the following branches:

     Addison - A 24 year old, 14,500 square foot, two-story brick, colonial building including a full basement and attached drive-up facility in Addison, Illinois. The second floor is rented to third parties. This facility and real estate are owned by Oak Brook Bank and was formerly the Heritage Bank of Addison, acquired September, 1974.

     Bensenville - Approximately 2,000 square feet of leased space in a modern, two-story glass building in Bensenville, Illinois. Opened in May, 1986.

     Broadview - A 42 year old, 6,955 square foot, one-story brick building in Broadview, Illinois. This facility and real estate are owned by Oak Brook Bank. Formerly Liberty Bank acquired March, 1991.

     Broadview Drive-up - Oak Brook Bank also owns a detached one-story drive-up facility across the street from the Broadview location.

     Burr Ridge - Approximately 6,600 square feet of leased space in a one-story contemporary building located in Burr Ridge, Illinois. A portion of this space is used for record storage. Opened in October, 1988.

     Glenview - Approximately 1,800 square feet of leased space in a strip shopping center in Glenview, Illinois. Opened in March, 1990.

     Lisle - Approximately 1,300 square feet of leased space in a neighborhood shopping center in a primarily residential section of Lisle, Illinois. A detached drive-up automated teller machine is also operated at this location. Opened in October, 1985.

     Naperville - A 2,600 square foot, two-story contemporary Palladian-style building with a full basement and attached drive-up facility in Naperville, Illinois. This facility is owned by Oak Brook Bank. Opened in June, 1988.

     Warrenville - Approximately 4,400 square feet of leased space on the first floor of a two-story tudor-style building with a full basement and attached drive-up facility in Warrenville, Illinois. Formerly Warrenville Bank & Trust acquired April, 1983.

ITEM 3.  LEGAL PROCEEDINGS

Various actions and proceedings arising in the ordinary course of business are presently pending to which the Company or the subsidiary bank is a party. Management, after consulting with legal counsel, believes that the aggregate liabilities, if any, arising from such actions would not have a materially adverse effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of this year.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See page 48 and Notes 9 and 11 of the Notes to Consolidated Financial Statements on pages 45 and 46 of the Company's 1995 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

See "Earnings Summary and Selected Consolidated Financial Data" on page 22 of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

See "Financial Review" on pages 22 through 34, inclusive, of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes are on pages 35 through 47, inclusive, of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Directors and Executive Officers" on page 6 of the Company's Proxy Statement to be filed on or before April 5, 1996, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See "Summary Compensation Table" and footnotes, "Five Year Performance Comparison" and "Aggregated Option Exercises and Year-End Option Values Table" and "Option Grants Table" on pages 10 through 14, inclusive, of the Company's Proxy Statement to be filed on or before April 5, 1996, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Information Concerning Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Company's Proxy Statement to be filed on or before April 5, 1996, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Certain Transactions" on page 11 of the Company's Proxy Statement to be filed on or before April 5, 1996, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                             ANNUAL REPORT
                                                                  PAGE
                                                                  ----
(a) 1. The following financial statements are filed as part of this report:

        Annual Report to Shareholders -
          Report of Independent Auditors                            35
          Consolidated Balance Sheets - December 31, 1995
            and 1994                                                36
          Consolidated Statements of Income for the Three
            Years Ended December 31, 1995                           37
          Consolidated Statements of Changes in
            Shareholders' Equity for The Three Years Ended
            December 31, 1995                                       38
          Consolidated Statements of Cash Flows for the
            Three Years Ended December 31, 1995                     39
          Notes to Consolidated Financial Statements             40-47

     2. Financial statement schedules: All schedules are omitted as they are not applicable or information is included in the consolidated financial statements or the notes thereto.

(b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this report: None

(c)  The following exhibits are included herein:

       Exhibit (3)      Articles of Incorporation including Amendments thereto
                        and By Laws of First Oak Brook Bancshares, Inc. (Exhibit
                        3 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).


       Exhibit (10.1)   Loan Agreement between First Oak Brook Bancshares, Inc.
                        and LaSalle National Bank dated December 1, 1991 and amendments dated January 31, 1993 and March 31, 1994.
                        (Exhibit 10.1 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.2)   Lease Agreement between First Oak Brook Bancshares, Inc.
                        and Oak Brook Bank dated November 8, 1991. (Exhibit 10.2 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.3)   Data Processing Agreement between First Data Resources
                        Inc. and Oak Brook Bank dated November 22, 1991.
                        (Exhibit 10.3 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.) Amendment thereto dated March 1, 1996 filed herewith.

       Exhibit (10.4)   First Oak Brook Bancshares, Inc. Employees' Stock Bonus
                        Plan as amended and restated effective July 19, 1994.
                        (Exhibit 10.4 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.5)   First Oak Brook Bancshares, Inc. Amended and Restated
                        1987 Stock Option Plan effective September 21, 1987.
                        (Exhibit 10.5 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.6)   Lease Agreement between Oak Brook Bank, not personally,
                        but solely as Trustee under Trust Agreement dated August
                        1, 1989 and known as Trust Number 2200 and Life
                        Investors Insurance Co. of America, an Iowa Corporation, for Suite 300 of the Oak Brook Bank Building. (Exhibit
                        10.6 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.7)   Lease Agreement between Oak Brook Bank, not personally,
                        but solely as Trustee under Trust Agreement dated August
                        1, 1989 and known as Trust Number 2200 and CB Commercial
                        Real Estate Group, Inc., a Delaware Corporation, for
                        Suite 301 of the Oak Brook Bank Building. (Exhibit 10.7 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.8)   License Agreement, between Jack Henry & Associates, Inc.
                        and First Oak Brook Bancshares, Inc. dated March 10,
                        1993. (Exhibit 10.8 to the Company's Form 10-K Annual
                        Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.9)   Form of Transitional Employment Agreement for Eugene P.
                        Heytow, Richard M. Rieser, Jr. and Frank M. Paris.
                        (Exhibit 10.9 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.10)  Form of Transitional Employment Agreement for Senior
                        Officers. (Exhibit 10.10 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.11)  Form of Agreement Regarding Post-Employment Restrictive
                        Covenants for Eugene P. Heytow, Richard M. Rieser, Jr. and Frank M. Paris. (Exhibit 10.11 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.12)  Form of Supplemental Pension Benefit Agreement for
                        Eugene P. Heytow. (Exhibit 10.12 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.13)  Form of Supplemental Pension Benefit Agreement for
                        Richard M. Rieser, Jr. (Exhibit 10.13 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.14)  Senior Executive Insurance Plan.

       Exhibit (13)     Annual Report to Shareholders.

       Exhibit (21)     Subsidiary of the Registrant.

       Exhibit (23)     Consent of Ernst & Young LLP.

       Exhibit (27)     Financial Data Schedule.

Exhibits 10.9 through 10.14 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to
Item 14(c) hereof.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST OAK BROOK BANCSHARES, INC.
                                   --------------------------------
                                             (Registrant)

                                   BY:  /S/EUGENE P. HEYTOW
                                        ------------------------------
                                        (Eugene P. Heytow,
                                        Chairman of the Board and
                                        Chief Executive Officer)

                                   DATE:     March 21, 1996
                                        ------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                     Date
---------                     -----                     ----


/S/EUGENE P. HEYTOW           Chairman of the Board     March 21, 1996
---------------------------   and Chief Executive
   Eugene P. Heytow           Officer


/S/FRANK M. PARIS             Vice Chairman of          March 21, 1996
---------------------------   the Board
   Frank M. Paris


/S/RICHARD M. RIESER, JR.     President,                March 21, 1996
---------------------------   Assistant Secretary,
   Richard M. Rieser, Jr.     and Director


/S/ALTON WITHERS              Director                  March 21, 1996
---------------------------
   Alton Withers

/S/MIRIAM LUTWAK FITZGERALD   Director                  March 21, 1996
---------------------------
   Miriam Lutwak Fitzgerald

/S/GEOFFREY R. STONE          Director                  March 21, 1996
---------------------------
   Geoffrey R. Stone

/S/ROBERT WROBEL              Director                  March 21, 1996
---------------------------
   Robert Wrobel

/S/ROSEMARIE BOUMAN           Vice President, Chief     March 21, 1996
---------------------------   Financial Officer,
   Rosemarie Bouman           Treasurer (Principal
                              Accounting Officer)