Form 10-Q
period 1996-03-31
FIRST OAK BANCSHARES
filed 1996-05-14
CIK 717837

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               ---------------------------------
                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-14468.
                       --------

                        First Oak Brook Bancshares, Inc.
- --------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

           Delaware                                   36-3220778
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

1400 Sixteenth Street, Oak Brook, Illinois                60521
- ---------------------------------------------------    ----------
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

Yes    X     No
    -------     -------

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996.

Class A                                 1,839,706
- -------------------------------  -------------------------------
CLASS                            NUMBER OF SHARES

Common                                  1,523,136
- -------------------------------  -------------------------------
CLASS                            NUMBER OF SHARES

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                                        Page
                                                                        ----
Part I.  Financial Information
- ------------------------------

Item 1.  Financial Statements (Unaudited)

   Condensed consolidated balance sheets
     March 31, 1996 and December 31, 1995                                 3

   Condensed consolidated statements of income
     Three months ended March 31, 1996 and 1995                           5

   Condensed consolidated statements of cash flows
     Three months ended March 31, 1996 and 1995                           7

   Notes to condensed consolidated financial
     statements -- March 31, 1996                                         9


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                      11



Part II.  Other Information
- ---------------------------

Item 1. Legal Proceedings                                                 *
Item 2. Changes in Securities                                             *
Item 3. Defaults upon Senior Securities                                   *
Item 4. Submission of Matters to a Vote of Security Holders               *
Item 5. Other Information                                                 *
Item 6. Exhibits and Reports on Form 8-K                                 16

Signatures                                                               17
- ----------

*  Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                          March 31,    December 31,
                                             1996          1995
                                          ----------   -------------
Assets
- ------

Cash and due from banks                    $ 39,872       $ 37,406

Federal funds sold                            7,000              -

Interest-bearing deposits with banks          3,689            105

Securities held to maturity, at
  amortized cost (fair value, $137,077
  and $130,214 for March 31, 1996
  and December 31, 1995)                    136,306        128,020

Securities available for sale, at
  fair-value                                124,684        128,172

Loans, net of unearned discount             378,558        362,728
  Less allowance for loan losses             (4,053)        (3,932)
                                           --------       --------

    Net loans                               374,505        358,796
                                           --------       --------

Premises and equipment, net                  17,557         17,899

Other assets                                  8,911          7,704
                                           --------       --------

    Total assets                           $712,524       $678,102
                                           ========       ========

                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT SHARE INFORMATION)

                                                  March 31,   December 31,
                                                     1996         1995
                                                  ----------  -------------
Liabilities
- -----------

Noninterest-bearing demand deposits               $130,317       $128,236
                                                  --------       --------

Interest-bearing deposits:
  Savings deposits and NOW accounts                194,181        191,963
  Money market accounts                             28,674         26,594
  Other time deposits                              236,923        208,293
                                                  --------       --------

  Total interest-bearing deposits                  459,778        426,850
                                                  --------       --------

    Total deposits                                 590,095        555,086
                                                  --------       --------

Securities sold under agreements
  to repurchase                                     52,695         54,657
Treasury, tax and loan demand notes                  7,074          6,045
Federal Home Loan Bank advances                      3,500          3,500
Other liabilities                                    4,993          5,052
                                                  --------       --------

    Total liabilities                              658,357        624,340
                                                  --------       --------
Shareholders' Equity
- --------------------

Class A Common Stock (aggregate
  liquidation preference of $11,603)                 3,677          3,677
Common Stock                                         3,390          3,390
Surplus                                             10,368         10,368
Unrealized gain (loss) on securities
  available for sale, net of taxes                    (442)           356
Retained earnings                                   37,907         36,704
Less cost of shares in treasury,
  171,027 common shares                               (733)          (733)
                                                  --------       --------

  Total shareholders' equity                        54,167         53,762
                                                  --------       --------

  Total liabilities and
  shareholders' equity                            $712,524       $678,102
                                                  ========       ========


           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                        1996     1995
                                                       -------  -------

Interest income:
  Interest on loans                                    $ 8,543  $ 7,669
  Interest on securities:
    U.S. Treasury and Government agencies                2,974    2,753
    Obligations of states and political
      subdivisions                                         704      760
    Other securities                                        91       88
  Interest on Federal funds sold and
    securities repurchased under
    agreements to resell                                   112      111
  Interest on deposits with banks                            3        2
                                                       -------  -------

    Total interest income                               12,427   11,383
                                                       -------  -------

 Interest expense:
  Interest on savings deposits and
    NOW accounts                                         1,761    1,982
  Interest on money market accounts                        209      215
  Interest on other time deposits                        3,249    2,162
  Interest on Federal funds purchased
    and securities sold under
    agreements to repurchase                               670      640
  Interest on Treasury, tax and loan
    demand notes                                            90       50
  Interest on Federal Home Loan Bank
    advances                                                42       68
                                                       -------  -------

    Total interest expense                               6,021    5,117
                                                       -------  -------

Net interest income                                      6,406    6,266

Provision for loan losses                                  330      300
                                                       -------  -------
Net interest income after provision for
  loan losses                                          $ 6,076  $ 5,966
                                                       -------  -------

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT SHARE INFORMATION)

                                                        1996      1995
                                                      --------  --------
Other income:
  Service charges on deposit accounts                 $   604   $   575
  Trust fees                                              168       127
  Other operating income                                  351       302
  Investment securities gains (losses)                     11         -
                                                      -------   -------
    Total other income                                  1,134     1,004
                                                      -------   -------
Other expenses:
  Salaries and employee benefits                        2,963     2,693
  Occupancy expense                                       342       331
  Equipment expense                                       423       430
  Data processing fees                                    379       400
  Professional fees                                        76        54
  Postage, stationery and supplies                        185       223
  Advertising and business development                    397       336
  FDIC premiums                                             1       284
  Other operating expenses                                439       438
                                                      -------   -------
    Total other expenses                                5,205     5,189
                                                      -------   -------

Income before provision for income taxes                2,005     1,781

Provision for income taxes                                476       370
                                                      -------   -------

Net income                                            $ 1,529   $ 1,411
                                                      =======   =======

Earnings per common share and common
  equivalent share                                    $   .44   $   .41
                                                      =======   =======

Dividends per share:
  Class A Common                                     $ 0.0900   $0.0750
  Common                                             $ 0.0750   $0.0625

Weighted average number of common shares
  and common share equivalents                      3,446,923  3,427,266
                                                    =========  =========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                      CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                             1996       1995
                                                           --------   --------

Cash flows from operating activities:
  Net income                                               $  1,529   $  1,411

  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, discount accretion, premium
      amortization and amortization of
      intangibles                                               943        877
    Provision for loan losses                                   330        300
    Gains on securities available for sale                      (11)         -
    Increase in other assets                                 (1,017)       (26)
    Increase in other liabilities                               124        339
                                                           --------   --------

Net cash provided by operating activities                     1,898      2,901
                                                           --------   --------

Cash flows from investing activities:
  Purchases of securities held to maturity                  (14,789)   (15,373)
  Purchases of securities available for sale                (45,390)         -
  Proceeds from maturities of securities
    held to maturity                                          3,498     25,277
  Proceeds from sales and maturities of
    securities available for sale                            50,250      5,679
  Increase in loans                                         (16,039)    (3,100)
  Additions to premises and equipment                          (128)      (272)
                                                           --------   --------

Net cash used in investing activities                       (22,598)   (12,211)
                                                           --------   --------

Cash flows from financing activities:
  Increase (decrease) in demand deposits                      2,081     (1,100)
  Increase (decrease) in savings and
    NOW accounts                                              2,218    (18,370)
  Increase in money market accounts                           2,080        702
  Increase in time deposits                                  28,630     21,967
  Increase (decrease) in Treasury, tax
    and loan demand notes                                     1,029     (5,318)
  Repayment of Federal Home Loan Bank                             -     (2,500)
    advances
  Decrease in Securities sold under
    agreements to repurchase                                 (1,962)    (7,331)
  Dividends paid                                               (326)      (233)
                                                           --------   --------

Net cash provided by (used in) financing
  activities                                                 33,750    (12,183)
                                                           --------   --------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                         1996     1995
                                                       -------  -------

Net increase in cash and cash equivalents               13,050    2,929
Cash and cash equivalents at beginning
  of period                                             37,511   36,301
                                                       -------  -------
Cash and cash equivalents at end of period             $50,561  $39,230
                                                       =======  =======

Supplemental disclosures:
  Interest paid                                        $ 6,329  $ 5,075
  Income taxes paid                                          -        -
                                                       =======  =======

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


1.  Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


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

    The summary of these commitments to extend credit follows (in thousands):

                        March 31, 1996    December 31, 1995
                        --------------    -----------------
      Commercial           $ 62,066            $ 62,225
      Home equity            60,848              59,536
      Credit card           301,571             313,523

3.  Shareholders' Equity:

    Shares authorized, issued and outstanding are as follows:

                                  March 31,  December 31,
                                    1996         1995
                                  ---------  ------------
    Preferred Stock, Series B,
      no par value:
        Authorized                  100,000       100,000
        Issued                         None          None
        Outstanding                    None          None
    Class A Common Stock,
      $2.00 par value:
        Authorized                4,000,000     4,000,000
        Issued                    1,838,786     1,838,682
        Outstanding               1,838,786     1,838,682
    Common Stock,
      $2.00 par value:
        Authorized                3,000,000     3,000,000
        Issued                    1,695,083     1,695,187
        Outstanding               1,524,056     1,524,160

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Earnings Highlights
- -------------------

Net income for the first quarter of 1996 was $1,529,000 compared with $1,411,000 earned in the first quarter of 1995, an increase of 8%. Earnings per share for the first quarter of 1996 were $.44 as compared to $.41 for 1995.

Key performance indicators for the 1996 first quarter show a return on average assets of .88% compared with .93% for the 1995 first quarter. For the first quarter of 1996, the return on average shareholders' equity was 11.26% compared with 13.10% for the same quarter of 1995.

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $119,000 or 2%. This increase is attributable to a 13% increase in average earning assets offset by a 10% decrease in the net interest margin. The net interest margin for the first quarter of 1996 was 4.27% compared to 4.76% for the same period last year.

The compression of the net interest margin was the result of the following:

  . During the first quarter of 1995, the prime rate was adjusted upwards from 8.50% to 9%, averaging 8.83%, while in 1996 the prime rate declined from 8.50% to 8.25%, averaging 8.34%. In a declining interest rate environment, the Company experienced margin compression due to the difference in timing of the repricing of assets and deposit liabilities.

  . The cost of interest bearing deposits increased 29 basis points from the first quarter of 1995 to 1996. Retail consumers showed a strong preference for higher yielding CD's over shorter-term, lower yielding savings and money market accounts. The first quarter 1996 average balance for savings and money market accounts declined $19 million compared to first quarter 1995, while the first quarter 1996 average balance for time deposits increased $65 million compared to first quarter 1995. Competitive pressure among Chicago area banks kept CD rates relatively high.

Average balances and effective interest yields and rates on a tax equivalent basis for the first quarters of 1996 and 1995 were as follows (dollars in thousands):

                                  1996                  1995
                          --------------------  --------------------
                          Average   Effective   Average   Effective
                          Balance     Yield     Balance     Yield
                          --------  ----------  --------  ----------

Federal funds sold        $  8,368       5.38%  $  7,570       5.95%
Interest-bearing
  deposits with banks          251       4.81        142       5.71
Investment securities      259,001       6.30    245,749       6.46
Loans                      366,885       9.41    310,134      10.07
                          --------       ----   --------      -----
Total earning assets/
  yield                   $634,505       8.08%  $563,595       8.44%
                          ========       ====   ========      =====
Interest-bearing
deposits                  $443,088       4.74%  $397,338       4.45%
Short-term debt             59,586       5.13     52,811       5.30
Long-term debt               3,500       4.83      5,944       4.64
                          --------       ----   --------      -----
Total interest-bearing
  liabilities/cost of
  funds                   $506,174       4.78%  $456,093       4.55%
                          ========       ====   ========      =====

Net interest margin                      4.27%                 4.76%
                                         ====                 =====

Net interest spread                      3.30%                 3.89%
                                         ====                 =====

Average loans for the first quarter of 1996 grew 18% or $57 million in comparison to the first quarter of 1995. The increase was primarily in real estate (residential mortgages and construction loans) and indirect auto loans. Credit card growth was constrained as a result of vigorous competition from companies with far greater marketing resources.

Based on management's review of the adequacy of the loan loss reserve, the provision for loan losses was increased to $330,000 for the first quarter of 1996. The increase was to reserve for the growth in the loan portfolio and increased credit card charge offs.

Total other income increased $130,000 or 13%. Service charges on deposit accounts increased $29,000 primarily due to an increase in service charges and fees on personal accounts. Trust fees increased $41,000 primarily due to an increase in assets under management. The discretionary assets under management have grown $6 million to $73 million. Excluding investment security gains, the remaining increase in other operating income of $49,000 was primarily due to increased fee income from the sale, through a third party, of mutual funds and merchant credit card processing fees.

Other expenses rose only $16,000. Salaries and employee benefits rose $270,000 due to upgrading of staff, normal salary increases and higher benefit payments. The Company invested in these positions to enhance customer sales and service and expand business development opportunities.

Advertising and business development costs increased $61,000 primarily due to the advertising of retail products and increased business development expenses.

FDIC premiums decreased $283,000 due to lower assessments. The FDIC premium was lowered to $500 per quarter for well capitalized banks, effective January 1, 1996.

Asset Quality
- -------------

Asset quality remains excellent, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing) totaling only $260,000. Net chargeoffs for the first quarter of 1996 totaled $209,000 or
 .06% of average loans outstanding. The allowance for loan losses to total loans was 1.07%.

The following table summarizes the Company's nonperforming assets (in thousands):

                                    March 31,  December 31,
                                       1996         1995
                                   ------------  -----------

Nonaccrual                             $   0        $   0
Loans which are past due
  90 days or more                        260          104
                                       -----        -----
  Total nonperforming loans              260          104
Other real estate owned                    -            -
                                       -----        -----
  Total nonperforming assets           $ 260        $ 104
                                       =====        =====

Nonperforming loans to loans
  outstanding                            .07%         .03%
Nonperforming assets to loans
  outstanding and other real
  estate owned                           .07%         .03%
Allowance for loan losses to
  nonperforming loans                 15.59x       37.81x

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

Capital
- -------

Shareholders' equity remains strong at $54.2 million. The unrealized loss on securities available for sale at March 31, 1996 is $442,000 compared to $356,000 gain at December 31, 1995.

The Company and its subsidiary bank's Tier 1, total risk-based capital and leveraged ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of March 31, 1996 and the minimum ratios for "well capitalized" banks. The Federal regulators exclude the after-tax unrealized gain/loss on securities available for sale from these ratios.

                               Well                   Company     Oak Brook
                           Capitalized             Consolidated      Bank
                           ------------            -------------  ----------

Tier 1
 Risk-based           (greater or equal to) 6%         13.11%        11.31%

Total Capital
 Ratio                (greater or equal to) 10%        14.08%        12.29%

Tier 1 Capital
 leverage             (greater or equal to) 5%          7.71%         6.69%

Liquidity
- ---------

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

  . Advances up to $18,475,000 from the Federal Home Loan Bank of Chicago. The
    $3,500,000 advance that was outstanding at March 31, 1996 was paid on April 1, 1996.

Parent Company:

 . Revolving credit arrangement for $5,000,000. The line is currently unused and will mature on May 1, 1997. It is anticipated to be renewed annually.

 . The parent company also had cash, short-term investments, and other readily marketable securities totaling $7,832,000 at March 31, 1996.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)    Exhibits

         Exhibit (10.1)   Loan agreement between First Oak Brook Bancshares,
                          Inc. and LaSalle National Bank dated December 1, 1991
                          and Amendments dated January 31, 1993, March 31, 1994
                          (Exhibit 10.1 to the Company's Form 10-K Annual
                          Report for the year ended December 31, 1994, incorporated herein by reference) Amendment thereto dated April 1, 1996 filed herewith.

         Exhibit (10.2)   Data Processing Agreement between First Data Resources
                          Inc. and Oak Brook Bank dated November 22, 1991.
                          (Exhibit 10.3 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference. Amendment thereto dated March 1, 1996 filed with the Company's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference) Amendment thereto dated April 1, 1996 filed herewith.

         Exhibit (27)     Financial Data Schedule

  (B)  Reports on Form 8-K

       None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRST OAK BROOK BANCSHARES, INC.
                                  --------------------------------
                                            (Registrant)



Date    May 7, 1996                  /S/RICHARD M. RIESER, JR.
     -----------------            ---------------------------------
                                      Richard M. Rieser, Jr.,
                                      President, Assistant
                                      Secretary, and Director



Date    May 7, 1996                  /S/ROSEMARIE BOUMAN
     -----------------            ---------------------------------
                                      Rosemarie Bouman,
                                      Vice President, Chief
                                      Financial Officer and
                                      Chief Accounting Officer