Form 10-Q
period 1996-06-30
FIRST OAK BANCSHARES
filed 1996-08-12
CIK 717837

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1996
                               -------------------------------------------------
                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                              ------------------------    ----------------------

Commission file number 0-14468
                       -------

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

Yes  X   No
   -----   -----

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.

Class A                                             1,840,370
- ---------------------------------------   --------------------------------------
CLASS                                      NUMBER OF SHARES

Common                                              1,520,972
- ---------------------------------------   --------------------------------------
CLASS                                      NUMBER OF SHARES

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                                           Page
                                                                           ----

Part I.  Financial Information
- ------------------------------

Item 1.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets
    June 30, 1996 and December 31, 1995                                     3

  Condensed consolidated statements of income
    Three months ended June 30, 1996 and 1995 and
    Six months ended June 30, 1996 and 1995                                 5

  Condensed consolidated statements of cash flows
    Six months ended June 30, 1996 and 1995                                 7

  Notes to condensed consolidated financial
    statements -- June 30, 1996                                             9



Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                         11



Part II.  Other Information
- ---------------------------

Item 1. Legal Proceedings                                                   *
Item 2. Changes in Securities                                               *
Item 3. Defaults upon Senior Securities                                     *
Item 4. Submission of Matters to a Vote of Security Holders                18
Item 5. Other Information                                                   *
Item 6. Exhibits and Reports on Form 8-K                                   20

Signatures                                                                 21
- ----------



*  Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)
                                 (In Thousands)



                                         June 30,    December 31,
                                           1996          1995
                                         --------    ------------
Assets
- ------
Cash and due from banks                  $ 43,153       $ 37,406

Federal funds sold                         20,000              -

Interest-bearing deposits
  with banks                                  213            105

Investment Securities:
  Securities held to maturity, at
  amortized cost (fair value $133,202
  and $130,214 for June 30, 1996 and
  December 31, 1995)                      133,275        128,020

Securities available for sale, at
  fair value                              122,518        128,172


Loans, net of unearned discount           396,159        362,728
  Less-allowance for loan losses           (4,122)        (3,932)
                                         --------       --------

    Net loans                             392,037        358,796
                                         --------       --------

Premises and equipment, net                17,411         17,899

Other assets                                8,733          7,704
                                         --------       --------

    Total assets                         $737,340       $678,102
                                         ========       ========

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONT.)
                                  (Unaudited)
                    (In Thousands Except Share Information)



                                        June 30,    December 31,
                                          1996          1995
                                        --------    ------------
Liabilities
- -----------

Noninterest-bearing demand deposits     $139,905       $128,236
                                        --------       --------

Interest-bearing deposits:
  Savings deposits and NOW accounts      189,037        191,963
  Money market accounts                   28,339         26,594
  Other time deposits                    248,328        208,293
                                        --------       --------

  Total interest-bearing deposits        465,704        426,850
                                        --------       --------

    Total deposits                       605,609        555,086
                                        --------       --------

Securities sold under agreements
  to repurchase                           55,999         54,657
Treasury, tax and loan demand notes       15,716          6,045
Federal Home Loan Bank advances                -          3,500
Other liabilities                          5,031          5,052
                                        --------       --------

    Total liabilities                    682,355        624,340
                                        --------       --------



Shareholders' Equity
- --------------------

Class A Common Stock (aggregate
  liquidation preference of $11,609)       3,679          3,677
Common Stock                               3,388          3,390
Surplus                                   10,368         10,368
Unrealized gain (loss) on securities
  available for sale, net of taxes        (1,045)           356
Retained earnings                         39,365         36,704
Less cost of shares in treasury,
  172,527 common shares in 1996
  and 171,027 in 1995                       (770)          (733)
                                        --------       --------

  Total shareholders' equity              54,985         53,762
                                        --------       --------

  Total liabilities and
    shareholders' equity                $737,340       $678,102
                                        ========       ========


           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                 (In Thousands)


                                             Three Months         Six Months
                                            Ended June 30        Ended June 30
                                           ----------------    -----------------
                                            1996      1995       1996     1995
                                           -------  -------    --------  -------
Interest income:
 Interest on loans                         $ 8,987  $ 7,919     $17,530  $15,588
 Interest on securities:
   U.S. Treasury and Government
     agencies                                2,955    2,830       5,929    5,583
   Obligations of states and political
     subdivisions                              715      769       1,419    1,529
   Other securities                            118       91         208      179
 Interest on Federal funds sold and
   securities purchased under
   agreements to resell                        178      331         291      442
 Interest on deposits with banks                 3        2           6        4
                                           -------  -------     -------  -------

   Total interest income                    12,956   11,942      25,383   23,325
                                           -------  -------     -------  -------

Interest expense:
 Interest on savings deposits and
   NOW accounts                              1,724    1,976       3,485    3,957
 Interest on money market accounts             213      226         421      441
 Interest on other time deposits             3,453    2,754       6,702    4,916
 Interest on Federal funds purchased
   and securities sold under
   agreements to repurchase                    698      715       1,368    1,355
 Interest on Treasury, tax and loan
   demand notes                                 88       31         179       82
 Interest on Federal Home Loan Bank
   advances                                      -       42          42      109
                                           -------  -------     -------  -------

   Total interest expense                    6,176    5,744      12,197   10,860
                                           -------  -------     -------  -------

Net interest income                          6,780    6,198      13,186   12,465

Provision for loan losses                      330      225         660      525

Net interest income after provision for
  loan losses                              -------  -------     -------  -------
                                           $ 6,450  $ 5,973     $12,526  $11,940
                                           -------  -------     -------  -------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONT.)
                                  (Unaudited)
                    (In Thousands Except Share Information)




                                                   Three Months                   Six Months
                                                   Ended June 30                 Ended June 30
                                               ----------------------        --------------------
                                                1996            1995          1996         1995
                                               ------          ------        ------      --------
Other income:
 Service charges on deposit accounts           $  598          $  569       $ 1,202       $ 1,145
 Trust fees                                       169             158           337           285
 Other operating income                           392             318           744           619
 Investment securities gains (losses)              (7)              -             3             -
                                                -----           -----        ------        ------

  Total other income                            1,152           1,045         2,286         2,049
                                                -----           -----        ------        ------

Other expenses:
 Salaries and employee benefits                 3,025           2,756         5,988         5,449
 Occupancy expense                                356             337           698           668
 Equipment expense                                433             434           856           863
 Data processing fees                             382             377           761           777
 Professional fees                                 87              79           163           133
 Postage, stationery and supplies                 193             226           378           449
 Advertising and business development             397             369           794           705
 FDIC premiums                                      1             284             1           568
 Other operating expenses                         396             479           836           918
                                                -----           -----        ------        ------

  Total other expenses                          5,270           5,341        10,475        10,530
                                                -----           -----        ------        ------

Income before provision for income
 taxes                                          2,332           1,677         4,337         3,459

Provision for income taxes                        594             317         1,070           688
                                                -----           -----        ------        ------

Net income                                     $1,738          $1,360       $ 3,267       $ 2,771
                                                =====           =====        ======        ======

Earnings per common share and common
 equivalent share                              $  .50          $  .40       $   .95       $   .81
                                                =====           =====        ======        ======

Dividends per share:
 Class A Common                                $ .090          $.0750       $  .180       $  .150
 Common                                          .075           .0625          .150          .125
                                                =====           =====        ======        ======

Weighted average number of common
 shares and common share equivalents        3,451,477       3,429,968     3,448,039     3,428,625
                                            =========       =========     =========     =========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                (In Thousands)

                                                     1996            1995
                                                   --------        --------
                                                          (Unaudited)
Cash flows from operating activities:
 Net income                                        $  3,267        $  2,771

 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation, discount accretion, premium
   amortization and amortization of intangibles       1,752           1,714
  Provision for loan losses                             660             525
  Gains on securities available for sale                 (3)              -
  Decrease (increase) in other assets                  (539)            337
  Increase (decrease) in other liabilities              163             880
                                                   --------        --------

Net cash provided by operating activities             5,300           6,227
                                                   --------        --------

Cash flows from investing activities:
 Purchases of securities held to maturity           (24,754)        (35,074)
 Purchases of securities available for sale         (55,137)         (2,474)
 Proceeds from maturities of securities
  held to maturity                                   19,102          41,150
 Proceeds from sales and maturities of
  securities available for sale                      58,308          14,496
 Increase in loans                                  (33,901)         (8,661)
 Additions to premises and equipment                   (456)           (480)
                                                   --------        --------

Net cash used in investing activities               (36,838)          8,957
                                                   --------        --------

Cash flows from financing activities:
 Increase in demand deposits                         11,669          13,306
 Decrease in savings and NOW accounts                (2,924)        (26,491)
 Increase (decrease) in money market accounts         1,745            (890)
 Increase in time deposits                           40,033          41,781
 Increase (decrease) in securities sold under
  agreements to repurchase                            1,342         (10,513)
 Increase (decrease) in Treasury, tax and
  loan demand notes                                   9,671          (1,745)
 Repayment of Federal Home Loan Bank advances        (3,500)         (2,500)
 Purchase of treasury stock                             (37)              -
 Dividends paid                                        (606)           (466)
                                                   --------        --------

Net cash provided by financing activities            57,393          12,482
                                                   --------        --------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)
                                  (Continued)

                                                      1996           1995
                                                      ----           ----
Net increase in cash and cash equivalents            25,855         27,666
Cash and cash equivalents at beginning
  of period                                          37,511         36,301
                                                    -------        -------
Cash and cash equivalents at end of
  period                                            $63,366        $63,967
                                                    =======        =======

Supplemental disclosures:
  Interest paid                                     $12,100        $10,531
  Income taxes paid                                   1,200            694
                                                    =======        =======

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


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

     The summary of these commitments to extend credit follows (in thousands):


                        June 30, 1996      December 31, 1995
                        -------------      -----------------
       Commercial         $ 83,930             $ 62,225
       Home equity          61,367               59,536
       Credit card         305,602              313,523

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


3.   Shareholders' Equity:

     Shares authorized, issued and outstanding are as follows:


                                   June 30,      December 31,
                                    1996            1995
                                   --------      ------------
     Preferred Stock, Series B,
       no par value:
         Authorized                  100,000         100,000
         Issued                         None            None
         Outstanding                    None            None
     Class A Common Stock,
       $2.00 par value:
         Authorized                4,000,000       4,000,000
         Issued                    1,839,706       1,838,682
         Outstanding               1,839,706       1,838,682
     Common Stock,
       $2.00 par value:
         Authorized                3,000,000       3,000,000
         Issued                    1,694,163       1,695,187
         Outstanding               1,521,636       1,524,160

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

On July 16, 1996 the Board declared an increase in its October cash dividend-- 22% on its Class A Common and 20% on its Common stock. The new Class A Common quarterly dividend will be $.11 per share, up from the current quarterly dividend of $.09 per share. The new Common quarterly dividend will be $.09 per share, up from the current quarterly dividend of $.075. The dividends will both be payable October 21, 1996 to shareholders of record on October 10, 1996.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Second Quarter Results
- -------------------

Net income for the second quarter of 1996 was $1,738,000 compared with $1,360,000 earned in the second quarter of 1995, an increase of 28%. Earnings per share for the second quarter of 1996 were $.50 as compared to $.40 for 1995.

Key performance indicators for the 1996 second quarter show a return on average assets of .97% compared with .85% for the 1995 second quarter. For the second quarter of 1996, the return on average shareholders' equity was 12.76% compared with 11.63% for the same quarter of 1995.

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $558,000 or 9%. This increase is attributable to a 12% increase in average earning assets, primarily loans, offset by a 3% decrease in the net interest margin. The net interest margin for the second quarter of 1996 was 4.35% compared to 4.47% for the same period last year.

Average loans for the second quarter of 1996 grew 23% or $72 million in comparison to the second quarter of 1995. The increase was primarily in real estate (residential mortgages and construction loans) and indirect auto loans. Credit card growth was constrained as a result of vigorous competition from companies with far greater marketing resources.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Average balances and effective interest yields and rates on a tax equivalent basis for the second quarters of 1996 and 1995 were as follows (dollars in thousands):

                                  1996                  1995
                          -------------------   -------------------
                          Average   Effective   Average   Effective
                          Balance     Yield     Balance     Yield
                          --------    -----     --------    -----
Federal funds sold        $ 13,564       5.28%  $ 21,933       6.05%
Interest-bearing
  deposits with banks          215       5.61        128       6.27
Securities                 257,098       6.38    252,053       6.38
Loans                      386,365       9.40    314,634      10.15
                          --------       ----   --------      -----
Total earning assets/
  yield                   $657,242       8.13%  $588,748       8.38%
                          ========       ====   ========      =====

Interest-bearing
  deposits                $460,515       4.71%  $412,594       4.82%
Short-term debt             63,789       4.96     55,368       5.40
Long-term debt                   -          -      3,500       4.81
                          --------       ----   --------      -----

Total interest-bearing
  liabilities/cost of
  funds                   $524,304       4.74%  $471,462       4.89%
                          ========       ====   ========      =====

Net interest margin                      4.35%                 4.47%
                                         ====                 =====

Net interest spread                      3.39%                 3.49%
                                         ====                 =====

Based on management's review of the adequacy of the loan loss reserve, the provision for loan losses was increased to $330,000 for the second quarter of 1996. The increase was to reserve for the growth in the loan portfolio and increased credit card charge offs.

Total other income increased $107,000 or 10%. Service charges on deposit accounts increased $29,000 primarily due to an increase in service charges and fees on commercial accounts. The increase in other operating income was principally attributable to increased fees on mortgages sold and merchant credit card processing fees.

Other expenses decreased $71,000. Salaries and employee benefits rose $269,000 due to upgrading of staff, normal salary increases and higher benefit payments. The Company invested in these positions to enhance customer sales and service and expand business development opportunities.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


FDIC premiums decreased $283,000 due to lower assessments. The FDIC premium was lowered to $500 per quarter for well capitalized banks, effective January 1, 1996.

Other operating expenses decreased $83,000 primarily due to decreased credit card fraud expense and the end of intangible amortization relating to a bank acquisition.

Earnings Highlights - Six Month Results
- -------------------

Net income for the six months ended June 30, 1996 was $3,267,000, compared with $2,771,000 earned in 1995, an increase of 18%. Earnings per share for the first six months of 1996 were $.95 as compared to $.81 earned in 1995.

Key performance indicators for the first six months of 1996 and 1995 show a return on average assets of .93% and .89% respectively. Return on average shareholders' equity was 12.02% for 1996 compared with 12.39% for 1995.

On a tax equivalent basis, net interest income for the first six months of 1996 totaled $13,841,000 as compared to $13,168,000 in 1995, a 5% increase. This increase is due to a 12% increase in average earning assets offset by a 7% decrease in the net interest margin to 4.31% in 1996 from 4.61% in 1995.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Average balances and effective interest yields and rates on a tax equivalent basis for the first six months of 1996 and 1995 were as follows (dollars in thousands):

                                  1996                  1995
                          -------------------   -------------------
                          Average   Effective   Average   Effective
                          Balance     Yield     Balance     Yield
                          --------    -----     --------    -----
Federal Funds sold        $ 10,966       5.34%  $ 14,791       6.03%
Interest-bearing
  deposits with banks          233       5.18        135       5.98
Securities                 258,018       6.34    248,918       6.42
Loans                      376,625       9.40    312,396      10.11
                          --------       ----   --------      -----
Total earning assets/
  yield                   $645,842       8.11   $576,240       8.41%
                          ========       ====   ========      =====

Interest-bearing
  deposits                $451,802       4.72   $405,009       4.64%
Short-term debt             61,677       5.04     54,097       5.35
Long-term debt               1,750       4.83      4,715       4.66
                          --------       ----   --------      -----
Total interest-bearing
  liabilities/cost of
  funds                   $515,229       4.76%  $463,821       4.72%
                          ========       ====   ========      =====

Net interest margin                      4.31%                 4.61%
                                         ====                 =====

Net interest spread                      3.35%                 3.69%
                                         ====                 =====

Total other income rose $237,000 or 12%. Service charges on deposit accounts increased $57,000 primarily due to an increase in business account analysis fees and service charges on personal accounts. Trust fees increased $52,000 primarily due to an increase in assets under management. The increase in other operating income was primarily attributable to increased merchant credit card processing fees, mutual fund commissions and fees on mortgages sold.

Other expenses decreased $55,000. Salaries and employee benefits rose $539,000 due to upgrading of staff, normal salary increases and higher benefit payments.

Advertising and business development costs increased $89,000 primarily due to the advertising of retail products and increased business development expenses.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


FDIC premiums decreased $567,000. The premiums were lowered to $500 per quarter as of January 1, 1996.

Other operating expense is down $82,000 primarily due to a decrease in credit card fraud expense and reduction in the amortization of intangibles.

Asset Quality
- -------------

Asset quality remains excellent, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing) totaling only $335,000. Net chargeoffs for the first six months of 1996 totaled $469,000 or .25% of average loans outstanding. The allowance for loan losses to total loans was 1.04% at June 30, 1996.

The following table summarizes the Company's nonperforming assets (in thousands):

                                  June 30,      December 31,
                                    1996            1995
                                  --------      ------------

Nonaccrual                          $   0           $   0
Loans which are past due
  90 days or more                     335             104
                                    -----           -----
  Total nonperforming loans           335             104
Other real estate owned                 -               -
                                    -----           -----
  Total nonperforming assets        $ 335           $ 104
                                    =====           =====

Nonperforming loans to loans
  outstanding                         .08%            .03%
Nonperforming assets to loans
  outstanding and other real
  estate owned                        .08%            .03%
Allowance for loan losses to
  nonperforming loans               12.30x          37.81x

Current economic trends of higher consumer debt burdens and a rise in consumer bankruptcies contributed to the increase in percent of net credit card chargeoffs to average credit card outstandings of 1.66% in the first six months of 1996 as compared to 1.36% during the same period in 1995. This compares favorably to an industry average for net credit card chargeoffs of 4.19% for the first quarter of 1996. Net credit card chargeoffs totaled $260,000 for the second quarter of 1996 compared to $216,000 for the first quarter of 1996. We expect some continued deterioration in the credit card portfolio and may increase the provision for loan losses accordingly.

In July, 1996, a commercial real estate development loan with a current balance of $2,012,000 was put on nonaccrual status. The

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

developer is in the process of establishing a two-part liquidation plan-- complete and auction the existing town home inventory and rezone the remaining land to build single family housing.

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

Capital
- -------

Shareholders' equity remains strong at $55 million. The unrealized loss on securities available for sale at June 30, 1996 is $1,045,000 compared to a $356,000 gain at December 31, 1995.

The Company and its subsidiary bank's Tier 1, total risk-based capital and leveraged ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of June 30, 1996 and the minimum ratios for "well capitalized" banks. The Federal regulators exclude the after-tax unrealized gain/loss on securities available for sale from these ratios.


                      Well         Company     Oak Brook
                  Capitalized   Consolidated      Bank
                  ------------  -------------  ----------

Tier 1
 Risk-based            >6%         12.87%        11.02%
                       -

Total Capital
 Ratio                 >10%        13.82%        11.97%
                       -

Tier 1 Capital
 leverage              >5%          7.76%         6.69%
                       -

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

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

arrangements.  Available borrowing arrangements are summarized as follows:

  Oak Brook Bank:

  .  Informal Federal funds lines of $49,500,000 with seven correspondent banks.

  .  Reverse repurchase agreement lines of $50,000,000 with two brokerage firms.

  .  Advances up to $18,476,000 from the Federal Home Loan Bank of Chicago.

  Parent Company:

  . Revolving credit arrangement for $5,000,000. The line is currently unused and will mature on May 1, 1997. It is anticipated to be renewed annually.

  . The parent company also had cash, short-term investments, and other readily marketable securities totaling $8,685,000 at June 30, 1996.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 7, 1996 at 1400 Sixteenth Street, Oak Brook Bank Conference Center, Oak Brook, Illinois.

Matters presented to the shareholders for vote were the election of directors, approval of the First Oak Brook Bancshares, Inc. amended and restated Performance Bonus Plan and the ratification of the selection of the independent auditors. The results of the votes on these matters are as follows:


ELECTION OF DIRECTORS
- ---------------------

FOR DIRECTORS

                            EUGENE   RICHARD       FRANK     MIRIAM      ALTON     GEOFFREY    ROBERT
                            HEYTOW    RIESER       PARIS   FITZGERALD   WITHERS     STONE      WROBEL
                            ------    ------       -----   ----------   -------     -----      ------
Total Common
 Votes                    1,299,576  1,299,576   1,299,576  1,299,576  1,299,576  1,299,464  1,299,576

Total Class A
 Votes                       80,998     80,983      80,998     80,998     80,962     80,940     80,975
                          ---------  ---------   ---------  ---------  ---------  ---------  ---------

Total Votes               1,380,574  1,380,559   1,380,574  1,380,574  1,380,538  1,380,404  1,380,551
                          =========  =========   =========  =========  =========  =========  =========

Percent of Total
 Vote                         85.43      85.43       85.43      85.43      85.43      85.42      85.43

WITHHOLD DIRECTORS

                             EUGENE    RICHARD       FRANK     MIRIAM      ALTON     GEOFFREY    ROBERT
                             HEYTOW     RIESER       PARIS   FITZGERALD   WITHERS     STONE      WROBEL
                             ------     ------       -----   ----------   -------     -----      ------
Total Common
 Votes                        4,218      4,218       4,218      4,218      4,218      4,330      4,218

Total Class A
 Votes                           32         47          32         32         68         90         54
                          ---------  ---------   ---------  ---------  ---------  ---------  ---------

Total Votes                   4,250      4,265       4,250      4,250      4,286      4,420      4,272
                          =========  =========   =========  =========  =========  =========  =========

Percent of Total
 Vote                           .26        .26         .26        .26        .27        .27        .26


                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

APPROVAL OF FIRST OAK BROOK BANCSHARES, INC. AMENDED AND RESTATED PERFORMANCE
- -----------------------------------------------------------------------------
BONUS PLAN
- ----------


                    FOR     AGAINST  ABSTAIN
                 ---------  -------  -------
Total Common
 Votes           1,263,825   28,257    2,312

Total Class A
 Votes              76,729    3,442      803
                 ---------   ------    -----

Total Votes      1,340,554   31,699    3,115
                 =========   ======    =====

Percent of Total
 Vote                82.96     1.96      .19

RATIFICATION OF THE SELECTION OF THE INDEPENDENT AUDITORS
- ---------------------------------------------------------

                    FOR     AGAINST  ABSTAIN
                 ---------  -------  -------

Total Common
 Votes           1,302,039        -    1,797

Total Class A
 Votes              82,326       61       48
                 ---------       --    -----

Total Votes      1,384,365       61    1,845
                 =========       ==    =====

Percent of Total
 Vote                85.67     .004      .11


The number of Common and Class A Common shares eligible to vote were 1,524,056 and 1,838,786 respectively. The Class A Common shares represent 91,939 votes because each share is entitled to 1/20th of one vote.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


A.  Exhibits

    Exhibit (10.1)  Third Amendment Dated June 19, 1996, to the Data Processing
                    Agreement between First Data Resources Inc. and Oak Brook Bank dated November 22, 1991. (Exhibit 10.3 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference. Amendment thereto dated March 1, 1996 filed with the Company's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference) Amendment thereto dated June 19, 1996 filed herewith.

    Exhibit (27)    Financial Data Schedule

B.  Reports on Form 8-K

    None

                FIRST OAK BROOK BANCHARES, INC. AND SUBSIDIARY

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST OAK BROOK BANCSHARES, INC.
                              --------------------------------
                                        (Registrant)



Date  August 5, 1996          /S/RICHARD M. RIESER, JR.
     ---------------------    --------------------------------
                                 Richard M. Rieser, Jr.,
                                 President, Assistant
                                 Secretary, and Director



Date  August 5, 1996          /S/ROSEMARIE BOUMAN
     ---------------------    --------------------------------
                                 Rosemarie Bouman,
                                 Vice President, Chief
                                 Financial Officer and
                                 Chief Accounting Officer