Form 10-Q
period 1996-09-30
FIRST OAK BANCSHARES
filed 1996-11-12
CIK 717837

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ---------------------------------
                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  ------------------
Commission file number 0-14468
                       -------

                       First Oak Brook Bancshares, Inc.
                ----------------------------------------------
            (Exact Name of registrant as specified in its charter)

          Delaware                                               36-3220778

(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1400 Sixteenth Street, Oak Brook, Illinois                          60521
------------------------------------------                        ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code (630) 571-1050
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      -------

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996.

Class A                                                         1,852,700
---------------------------------------------------------       ----------------
CLASS                                                           NUMBER OF SHARES

Common                                                          1,520,393
---------------------------------------------------------       ----------------
CLASS                                                           NUMBER OF SHARES

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX




Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets
     September 30, 1996 and December 31, 1995                                               3

  Condensed consolidated statements of income
     Three months ended September 30, 1996 and 1995 and
     Nine months ended September 30, 1996 and 1995                                          5

  Condensed consolidated statements of cash flows
     Nine months ended September 30, 1996 and 1995                                          7

  Notes to condensed consolidated financial
     statements -- September 30, 1996                                                       9


Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations                                    11




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
----------


*  Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)
                                (In Thousands)



                                          September 30,   December 31,
                                               1996           1995
                                          --------------  -------------
Assets
------

Cash and due from banks                        $ 50,934       $ 37,406

Federal funds sold and securities
  purchased under agreements to resell           28,000              0

Interest-bearing deposits
  with banks                                        250            105

Securities held to maturity, at
  amortized cost (fair value $129,624
  and $130,214 at September 30, 1996
  and December 31, 1995)                        129,259        128,020

Securities available for sale, at
  fair-value                                    131,810        128,172


Loans, net of unearned discount                 412,393        362,728
  Less-allowance for loan losses                 (4,125)        (3,932)
                                               --------       --------

     Net loans                                  408,268        358,796
                                               --------       --------

Premises and equipment, net                      17,165         17,899

Other assets                                      8,533          7,704
                                               --------       --------

     Total assets                              $774,219       $678,102
                                               ========       ========

                                  (Unaudited)
                    (In Thousands Except Share Information)

                                        September 30,   December 31,
                                             1996           1995
                                        --------------  -------------
Liabilities
-----------

Noninterest-bearing demand deposits        $138,377        $128,236
                                           --------        --------

Interest-bearing deposits:
  Savings deposits and NOW accounts         184,790         191,963
  Money market accounts                      29,420          26,594
  Other time deposits                       286,795         208,293
                                           --------        --------

  Total interest-bearing deposits           501,005         426,850
                                           --------        --------

    Total deposits                          639,382         555,086
                                           --------        --------

Securities sold under agreements
  to repurchase                              51,838          54,657
Treasury tax and loan demand notes           20,278           6,045
Federal Home Loan Bank advances                   -           3,500
Other liabilities                             5,856           5,052
                                           --------        --------

    Total liabilities                       717,354         624,340
                                           --------        --------

Shareholders' Equity
--------------------

Class A Common Stock (aggregate
  liquidation preference of $11,616)          3,682           3,677
Common Stock                                  3,408           3,390
Surplus                                      10,406          10,368
Unrealized gain (loss) on securities
  available for sale, net of taxes             (609)            356
Retained earnings                            40,748          36,704
Less cost of shares in treasury,
  172,527 in 1996 and 171,027
  common shares in 1995                        (770)           (733)
                                           --------        --------

  Total shareholders' equity                 56,865          53,762
                                           --------        --------

  Total liabilities and
    shareholders' equity                   $774,219        $678,102
                                           ========        ========


           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In Thousands)


                                              Three Months        Nine Months
                                           Ended September 30  Ended September 30
                                           ------------------  ------------------
                                             1996      1995      1996      1995
                                           --------  --------  --------  --------

Interest income:
 Interest on loans                          $ 9,187   $ 8,094   $26,718   $23,683
 Interest on investment securities:
   U.S. Treasury and government
    agencies                                  2,998     2,798     8,926     8,381
   Obligations of states and political
    subdivisions                                717       779     2,136     2,308
   Other securities                             109        74       317       252
 Interest on Federal funds sold and
   securities purchased under
   agreements to resell                         321       430       612       871
 Interest on deposits with banks                  3         2         9         6
                                            -------   -------   -------   -------

   Total interest income                     13,335    12,177    38,718    35,501
                                            -------   -------   -------   -------

Interest expense:
 Interest on savings deposits and
   NOW accounts                               1,690     1,941     5,174     5,898
 Interest on money market accounts              233       196       654       637
 Interest on other time deposits              3,849     2,966    10,551     7,872
 Interest on securities sold under
   agreements to repurchase                     717       707     2,086     2,062
 Interest on Treasury, tax and loan
   demand notes                                 107        49       286       131
 Interest on Federal Home Loan Bank
   advances                                       -        33        42       152
                                            -------   -------   -------   -------

   Total interest expense                     6,596     5,892    18,793    16,752
                                            -------   -------   -------   -------

Net interest income                           6,739     6,285    19,925    18,749

Provision for loan losses                       375       225     1,035       750

Net interest income after provision for     -------   -------   -------   -------
 loan losses                                $ 6,364   $ 6,060   $18,890   $17,999
                                            -------   -------   -------   -------

                                  (Unaudited)
                    (In Thousands Except Share Information)




                                             Three Months                     Nine Months
                                          Ended September 30               Ended September 30
                                        ----------------------           ----------------------
                                           1996        1995                 1996        1995
                                        ----------  ----------           ----------  ----------

Other income:
 Service charges on deposit accounts    $      623  $      600           $    1,824  $    1,744
 Trust fees                                    160         152                  497         436
 Other operating income                        462         323                1,208         944
 Investment securities gains                     8           -                   11           -
                                        ----------  ----------           ----------  ----------
  Total other income                         1,253       1,075                3,540       3,124
                                        ----------  ----------           ----------  ----------

Other expenses:
 Salaries and employee benefits              3,026       2,798                9,014       8,247
 Occupancy expense                             365         350                1,063       1,018
 Equipment expense                             451         426                1,307       1,290
 Data processing fees                          433         321                1,194       1,099
 Professional fees                              81          84                  244         218
 Postage, stationery and supplies              174         158                  552         607
 Advertising and business development          392         343                1,186       1,049
 FDIC premiums                                   1         (29)                   2         539
 Other operating expenses                      415         456                1,251       1,370
                                        ----------  ----------           ----------  ----------

  Total other expenses                       5,338       4,907               15,813      15,437
                                        ----------  ----------           ----------  ----------

Income before provision for income
 taxes                                       2,279       2,228                6,617       5,686

Provision for income taxes                     557         528                1,627       1,215
                                        ----------  ----------           ----------  ----------

Net income                              $    1,722  $    1,700           $    4,990  $    4,471
                                        ==========  ==========           ==========  ==========

Earnings per common share and common
 equivalent share                       $      .50  $      .49           $     1.45  $     1.30
                                        ==========  ==========           ==========  ==========

Dividends per share:
 Class A Common                         $     .090  $    .0750           $     .270  $    .2250
 Common                                       .075       .0625                 .225       .1875
                                        ==========  ==========           ==========  ==========

Weighted average number of common
 shares and common share
 equivalents                             3,443,876   3,433,360            3,447,971   3,430,674
                                        ==========  ==========           ==========  ==========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (In Thousands)

                                                   1996      1995
                                                 --------  --------
                                                     (Unaudited)
Cash flows from operating activities:
 Net income                                      $  4,990  $  4,471

 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation, discount accretion, premium
    amortization and amortization of intangibles    2,529     2,936
  Provision for loan losses                         1,035       750
  Investment securities gains                         (11)        -
  Increase in other assets                           (576)   (1,139)
  Increase in other liabilities                       988     1,262
                                                 --------  --------

Net cash provided by operating activities           8,955     8,280
                                                 --------  --------

Cash flows from investing activities:
 Purchases of securities held to maturity         (41,033)  (51,959)
 Purchases of securities available for sale       (70,905)  (14,388)
 Proceeds from maturities of securities
   held to maturity                                36,034    62,642
 Proceeds from sales and maturities of
   securities available for sale                   68,531    17,761
 Increase in loans                                (50,507)  (32,993)
 Additions to premises and equipment                 (690)     (647)
                                                 --------  --------

Net cash used in investing activities             (58,570)  (19,584)
                                                 --------  --------

Cash flows from financing activities:
 Increase in demand deposits                       10,141    11,966
 Decrease in savings and NOW accounts              (7,173)  (25,168)
 Increase (decrease) in money market accounts       2,826    (1,065)
 Increase in time deposits                         78,502    51,229
 Increase (decrease) in Treasury, tax and
   loan demand notes                               14,233    (3,137)
 Repayment of Federal Home Loan Bank advances      (3,500)   (2,500)
 Decrease in securities sold under agreements
   to repurchase                                   (2,819)  (10,901)
 Exercise of stock options                             61         4
 Purchase of treasury stock                           (37)        -
 Dividends paid                                      (946)     (746)
                                                 --------  --------

Net cash provided by financing activities          91,288    19,682
                                                 --------  --------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)
                                  (Continued)

                                           1996     1995
                                          -------  -------

Net increase in cash and cash
   equivalents                             41,673    8,378
Cash and cash equivalents at beginning
   of period                               37,511   36,301
                                          -------  -------
Cash and cash equivalents at end
   period                                 $79,184  $44,679
                                          =======  =======

Supplemental disclosures:
   Interest paid                          $18,185  $16,397
   Income taxes paid                        1,855    1,231
                                          =======  =======

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)

1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

     The summary of commitments to extend credit follows (in thousands):

                      September 30, 1996        December 31, 1995
                      ------------------        -----------------

      Commercial           $ 86,556                  $ 62,225
      Home equity            62,546                    59,536
      Credit card           309,530                   313,523

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


3.   Shareholders' Equity:

     Shares authorized, issued and outstanding are as follows:

                                  September 30,  December 31,
                                      1996           1995
                                  -------------  ------------
     Preferred Stock, Series B,
       no par value:
         Authorized                     100,000       100,000
         Issued                            None          None
         Outstanding                       None          None
     Class A Common Stock,
       $2.00 par value:
         Authorized                   4,000,000     4,000,000
         Issued                       1,840,949     1,838,682
         Outstanding                  1,840,949     1,838,682
     Common Stock,
       $2.00 par value:
         Authorized                   3,000,000     3,000,000
         Issued                       1,703,920     1,695,187
         Outstanding                  1,531,393     1,524,160

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

On July 16, 1996, the Board of Directors declared an increase in its October cash dividend--22% on its Class A Common stock and 20% on its Common stock. The new Class A Common quarterly dividend was $.11 per share, up from the July dividend of $.09 per share. The new Common dividend was $.09 per share, up from the July dividend of $.075. The dividends were both paid October 21, 1996 to shareholders of record on October 10, 1996.

On October 15, 1996 the Board declared an increase in its January, 1997 cash dividend--18% on its Class A Common stock and 17% on its Common stock. The new Class A Common quarterly dividend will be $.13 per share, up from the October, 1996 quarterly dividend of $.11 per share. The new Common quarterly dividend will be $.105 per share, up from the October, 1996 quarterly dividend of $.09 per share. The dividends will both be payable January 22, 1997 to shareholders of record on January 10, 1997.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Third Quarter Results
-------------------

During the third quarter of 1996, the Company earned $1,722,000, compared with $1,700,000 in the third quarter of 1995, an increase of 1%. Earnings per share for the third quarter of 1996 were $.50 as compared to $.49 in the same period last year.

Key performance indicators for the 1996 third quarter show a return on average assets of .92% compared with 1.02% for the 1995 third quarter. For the third quarter of 1996, the return on average shareholders' equity was 12.34% compared with 13.74% for the same quarter of 1995.

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities. On a tax equivalent basis, net interest income for the third quarter of 1996 totaled $7,075,000 as compared to $6,636,000 in 1995, a 7% increase. The increase in net interest income was due to a 13% increase in average earning assets offset by a 6% decrease in net interest margin. The net interest margin for the third quarter of 1996 was 4.12% compared to 4.36% for the same period last year.

The compression of the net interest margin was the result of the following:

  . During the third quarter of 1995, the prime rate averaged 8.77%, while in 1996 the prime rate averaged 8.25%. Third quarter 1996 yields on earning assets reflect this decrease, declining 27 basis points in comparison with the third quarter of 1995, while the yield on interest-bearing liabilities declined only 6 basis points in comparison with the third quarter of 1995.

  . Retail consumers showed a strong preference for higher yielding CD's over shorter-term, lower yielding savings and money market accounts. The third quarter 1996 average balance for savings and money market accounts declined $11 million compared to third quarter 1995, while the third quarter 1996 average balance for time deposits increased $71 million compared to third quarter 1995. Competitive pressure for consumer deposits from banks and mutual funds kept CD rates relatively high.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Average loans for the third quarter of 1996 increased $76 million or 23% in comparison to the third quarter of 1995. The increase was primarily in real estate (construction loans and residential mortgages) and indirect auto loans. Credit card growth was constrained as a result of vigorous competition from companies with far greater marketing resources.

Average balances and effective interest yields and rates on a tax equivalent basis for the third quarters of 1996 and 1995 were as follows (dollars in thousands):


                                  1996                  1995
                          --------------------   --------------------
                          Average    Effective   Average    Effective
                          Balance      Yield     Balance      Yield
                          --------  ----------   -------- -----------

Federal funds sold        $ 24,268     5.28%     $ 29,371     5.80%
Interest-bearing
  deposits with banks          248     5.31           122     6.50
Securities                 256,713     6.38       248,040     6.35
Loans                      401,565     9.15       325,643     9.90
                          --------     ----      --------     ----
Total earning assets/
  yield                   $682,794     7.97%     $603,176     8.24%
                          ========     ====      ========     ====

Interest-bearing
  deposits                $479,507     4.79%     $419,426     4.82%
Short-term debt             65,838     4.99        56,679     5.30
Long-term debt                   -        -         3,500     4.76
                          --------     ----      --------     ----

Total interest-bearing
  liabilities/cost of
  funds                   $545,345     4.81%     $479,605     4.87%
                          ========     ====      ========     ====

Net interest margin                    4.12%                  4.36%
                                       ====                   ====

Net interest spread                    3.16%                  3.37%
                                       ====                   ====


Based on management's review of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $375,000 for the third quarter of 1996, an increase of $150,000 over the third quarter of 1995. See the Asset Quality section for further information.

Total other income increased $178,000 or 17%. Service charges on deposit accounts increased $23,000 primarily due to an increase in business account analysis fees. The increase in other operating income of $139,000 was principally attributable to increased fees on mortgages sold and income from a lease buy out by a tenant at the Company's Oak Brook office.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Other expenses increased $431,000 or 9%. The increase is primarily due to increases in salary and employee benefits, data processing and advertising and business development expenses.

During the third quarter of 1995, the Company's subsidiary bank received from the FDIC $314,000, before taxes, representing a refund of a portion of June premiums totaling $78,000 and a reduction of $236,000 for the third quarter. The FDIC premium was lowered for well-capitalized banks, effective June 1, 1995, from $.23 per $100 deposit to $.04 per $100 deposit. The FDIC premium was lowered again to $500 per quarter for well-capitalized banks, effective January 1, 1996.

Salaries and employee benefits rose $228,000. The increase is due to upgrading staff, normal salary increases and higher benefit payments. The Company invested in staff upgrades to enhance customer service and expand business development opportunities.

Data processing fees increased $112,000 primarily due to the Company's subsidiary bank paying for its correspondent bank services in fees rather than in balances and due to higher credit card processing fees.

Advertising and business development costs increased $49,000 primarily due to retail product advertising and business entertainment costs.

Earnings Highlights - Nine Month Results
-------------------

Net income for the nine months ended September 30, 1996 was $4,990,000, compared with $4,471,000 earned in 1995, an increase of 12%. Earnings per share for the first nine months of 1996 were $1.45 as compared to $1.30 earned in 1995.

Key performance indicators for the first nine months of 1996 and 1995 show a return on average assets of .93% and .94%, respectively. Return on average shareholders' equity was 12.13% for 1996 compared with 12.83% for 1995.

On a tax equivalent basis, net interest income for the first nine months of 1996 totaled $20,917,000 as compared to $19,802,000 in 1995, a 6% increase. This increase is due to a 12% increase in average earning assets, offset by a 6% decrease in net interest margin to 4.24% in 1996 from 4.52% in 1995.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Average balances and effective interest yields and rates on a tax equivalent basis for the first nine months of 1996 and 1995 were as follows (dollars in thousands):


                                 1996                       1995
                          -------------------        -------------------
                          Average   Effective        Average   Effective
                          Balance     Yield          Balance     Yield
                          --------    -----          -------     -----

Federal Funds sold        $ 15,432     5.30%         $ 19,705     5.91%
Interest-bearing
  deposits with banks          238     5.25               130     6.17
Securities                 257,579     6.35           248,622     6.40
Loans                      384,999     9.31%          316,860    10.04%
                          --------     ----          --------    -----
Total earning assets/
  yield                   $658,248     8.06%         $585,317     8.35%
                          ========     ====          ========    =====

Interest-bearing
  deposits                $461,104     4.75%         $409,867     4.70%
Short-term debt             63,074     5.02            54,967     5.34
Long-term debt               1,162     4.83             4,306     4.72
                          --------     ----          --------    -----
Total interest-bearing
  liabilities/cost of
  funds                   $525,340     4.78%         $469,140     4.77%
                          ========     ====          ========    =====

Net interest margin                    4.24%                      4.52%
                                       ====                      =====

Net interest spread                    3.28%                      3.58%
                                       ====                      =====

Total other income increased $416,000 or 13%. Service charges on deposit accounts increased $80,000 primarily due to an increase in business account analysis fees. The increase in other operating income of $264,000 was principally attributable to increased merchant credit card fees, fees on mortgages sold, and income from a lease buy out by a tenant at the Company's Oak Brook office.

Trust income for the first nine months of 1996 was $497,000 compared to $436,000 for the comparable period in 1995, an increase of 14%. The discretionary assets under management by the Trust Department have grown $24.2 million since September 30, 1995 to $85.3 million as of September 30, 1996.

Total other expenses increased $376,000 or 2%. Salaries and employee benefits rose $767,000. The increase is due to upgrading staff and normal salary increases. The Company invested in staff upgrades to enhance customer service and expand business development opportunities.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Data processing fees increased $95,000, primarily due to higher check processing fees, trust processing fees and messenger service charges.

Advertising and business development costs increased $137,000 primarily due to the advertising of retail products and increased business development expenses.

FDIC premiums decreased $537,000 due to lower insurance premiums. The FDIC premium was lowered to $500 per quarter for well capitalized banks, effective January 1, 1996.

Other operating expense decreased $119,000. This decrease in 1996 was primarily due to a reduction in credit card fraud expense and reduction in the amortization of intangibles.

Asset Quality

Asset quality remains good, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing, and other real estate owned) totaling $2,902,000 at September 30, 1996. Net chargeoffs for the first nine months of 1996 totaled $842,000 or .29% (annualized) of average loans outstanding. The allowance for loan losses to total loans was 1.00% at September 30, 1996.

The following table summarizes the Company's nonperforming assets (in thousands):

                                 September 30,    December 31,
                                     1996             1995
                                 -------------    ------------

Nonaccrual                           $2,024          $   0
Loans which are past due
  90 days or more                       878            104
                                     ------          -----
Total nonperforming loans            $2,902          $ 104
                                     ======          =====

Nonperforming loans to loans
  outstanding                           .70%           .03%
Allowance for loan losses to
  nonperforming loans                  1.42x         37.81x

The $2,024,000 in nonaccrual loans consists of one commercial real estate development loan collateralized by fourteen condominium units and a combination of raw and improved land. As part of a two-phase liquidation plan, the condominium inventory was auctioned on October 27, 1996. After receipt of the net auction proceeds, assuming all sales close, the remaining principal balance of the loan will be approximately $1.2 million. Management is pursuing collection and does not anticipate significant loss.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

Current economic trends of higher consumer debt burdens and a rise in consumer bankruptcies contributed to the increase in percent of net credit card chargeoffs to average credit card outstandings of 1.96% in the first nine months of 1996 as compared to 1.53% during the same period in 1995. This compares favorably to an industry average for net credit card chargeoffs of 4.48% for the second quarter of 1996.

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

Capital

Shareholders' equity grew to $56.9 million at September 30, 1996. The after-tax unrealized loss on securities available for sale at September 30, 1996 is $.6 million compared to a $.4 million gain at December 31, 1995.

The Company and its subsidiary bank's Tier 1, total risk-based capital and leveraged ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of September 30, 1996 and the minimum ratios for "well capitalized" banks. The federal regulators exclude the after-tax unrealized gain/loss on securities available for sale from these ratios.


                         Minimum
                       Ratio to be
                          "Well                Company     Oak Brook
                      Capitalized"          Consolidated      Bank
                      -------------         -------------  ----------

Tier 1              (greater than
 Risk-based         or equal to)   6%         12.51%        10.78%


Total Capital       (greater than
 Ratio              or equal to)  10%         13.41%        11.68%


Tier 1 Capital      (greater than
 leverage           or equal to)   5%          7.59%         6.57%


                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

Liquidity

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

  Oak Brook Bank:

     . Informal Federal funds lines of $53,500,000 with seven correspondent banks.

    . Reverse repurchase agreement lines of $50,000,000 with two brokerage firms.

    .   Advances up to $18,475,000 from the Federal Home Loan Bank of Chicago.

  Parent Company:

    . Revolving credit arrangement for $5,000,000. The line is currently unused and matures on May 1, 1997. It is anticipated to be renewed annually.

    . The parent company also had cash, short-term investments, and other readily marketable securities totaling $9,116,000 at September 30, 1996.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit 27 - Financial Data Schedule

B.   Reports on Form 8-K

     None

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST OAK BROOK BANCSHARES, INC.
                                        --------------------------------
                                                   (Registrant)



Date  November 7, 1996                  /S/RICHARD M. RIESER, JR.
     -------------------                ----------------------------
                                           Richard M. Rieser, Jr.,
                                           President and Director



Date  November 7, 1996                  /S/ROSEMARIE BOUMAN
     -------------------                ----------------------------
                                           Rosemarie Bouman,
                                           Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Accounting Officer)