Form 10-K
period 1996-12-31
FIRST OAK BANCSHARES
filed 1997-03-25
CIK 717837

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended     December 31, 1996
                              ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from __________ to ___________

    Commission file number 0-14468.
                           --------

                       First Oak Brook Bancshares, Inc.
          -----------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1997 was: $56,789,649 based upon the last sales price of the registrant's Class A Common stock at $25.25 per share as reported by the National Association of Securities Dealers Automated Quotation System.

The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1997: 1,522,772 shares of Common Stock and 1,739,851 shares of Class A Common Stock.

Documents incorporated by reference: Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, and Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed on or about April 1, 1997 are incorporated by reference into Parts I., II. and III. hereof, to the extent indicated in the Form 10-K Cross-Reference Index.

                        Form 10-K Cross-Reference Index

Certain information required to be included in Form 10-K is also included in the 1996 Annual Report to Shareholders or in the Proxy Statement used in connection with the 1997 Annual Meeting of Shareholders to be held on May 6, 1997. The following Cross-Reference Index shows the page location in the 1996 Annual Report or in the Proxy Statement of only that information which is to be incorporated by reference into Form 10-K. All other sections of the 1996 Annual Report or the Proxy Statement are not required in Form 10-K and should not be considered a part thereof.

                                                              1996   1996     1997
                                                              FORM  ANNUAL    PROXY
Item No.                  Part I                              10-K  REPORT  STATEMENT
                                                              ----  ------  ---------
1.  Business................................................  2-11
      Statistical Disclosure by Bank Holding Companies  ....        6-18

2.  Properties.............................................  11-13

3.  Legal Proceedings.......................................    13

4.  Submission of Matters to a Vote of Security Holders ....    13

                          Part II

5.  Market for Registrant's Common Equity
      and Related Stockholder Matters.......................        29-32,
                                                                       34
6.  Selected Financial Data.................................            6

7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operation..........         6-18

8.  Financial Statements and Supplementary Data.............        19-33

9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure...................    14

                          Part III

10. Directors and Executive Officers of the Registrant  ....                        5

11. Executive Compensation..................................                     9-13

12. Security Ownership of Certain Beneficial
      Owners and Management.................................                      2-3

13. Certain Relationships and Related Transactions..........                        6

                          Part IV

14. Exhibits, Financial Statement Schedules
      and Reports on Form 8-K............................... 16-19

    Signatures..............................................    20

                                     PART I
ITEM 1.  BUSINESS

General
-------

First Oak Brook Bancshares, Inc. ("the Company") was organized under Delaware law on March 3, 1983, as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding capital stock of Oak Brook Bank ("the Bank"), Oak Brook, Illinois, which is an Illinois state-chartered bank. The bank has seven locations in DuPage County and two locations in Cook County. A tenth location is under development in Aurora, Illinois, located in DuPage County.

The Company has two classes of common stock, Class A Common stock and Common stock. The Common stock is convertible into Class A Common at any time on a one-for-one basis. The Company has authorized shares of Class A Common and Common stock of 4,000,000 and 3,000,000, respectively.

As of December 31, 1996, the Company had total assets of $768,655,000; loans of $420,164,000, deposits of $648,303,000, and shareholders' equity of $59,553,000.

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

The Bank is engaged in the general retail and commercial banking business. The services offered include demand, savings, and time deposits, corporate cash management services, and commercial and personal lending products. In addition, related products and services are offered including discount brokerage, mutual funds and annuity sales, and foreign currency and precious metal sales. Oak Brook Bank has a full service trust and land trust department.

The Bank originates the following types of loans: commercial, real estate (land acquisition, development & construction, commercial mortgages, residential mortgages and home equity), credit card and consumer installment loans. The extension of credit inherently involves certain levels and types of risk (general economic conditions, industry and concentration risk, interest rate risk, and credit and default risk) which the Company prudently manages through the establishment of lending, credit and asset/liability management policies and procedures.

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

The Bank's loan policy grants limited loan approval authority to designated loan officers. Where a credit request exceeds the loan officer's approval authority, approval by a more senior lending officer and/or bank loan committee is required. The loan policy sets forth those credit requests that, either because of the amount and/or type, require the approval of the bank loan committee.

The chart that follows sets forth the credit risks, loan origination procedures, underwriting standards and lien position generally associated with the Bank's lending in each major loan category. The major loan categories are residential real estate, including purchase money, refinance and home equity loans; commercial real estate, including land acquisition, development and construction loans; commercial loans; auto loans (direct and indirect); credit card loans and student loans. These loans, except for credit cards, are made generally in the Chicago Metropolitan area and are generally secured by collateral located in the Chicago Metropolitan area.

The chart sets forth the information generally considered in approving each category of loans. The collateral stated for each category is the collateral generally required for these loans. Each loan is reviewed on its own merits and the information set forth in the chart does not necessarily apply to each loan within a category. The lien position (if any) and collateral documentation for commercial loans, commercial real estate and construction loans are structured specifically for each loan.

    LOAN TYPE
  YEAR END BAL.         PRINCIPAL              SIGNIFICANT                  MAJOR
     (000's)             CREDIT              LOAN ORIGINATION           UNDERWRITING
    % OF LOANS            RISKS               DOCUMENTATION              STANDARDS                            LIEN POSITION
----------------------------------------------------------------------------------------------------------------------------------
Commercial          Borrower default        Personal              Determination of eligible and         Unsecured:
-Working capital    Industry change          financial             ineligible receivables                Companies  with
-Term               General economic         statements of        Advances generally not to exceed       significant net
                    conditions               guarantors            80% of  eligible collateral           worth
Balance  $40,895                            Personal tax          Annual credit review                   relative to debt
%            9.7%                            returns of           Debt to tangible net worth normally    and
                                             guarantors            less than  4 to 1                     solid operating
                                            Business              Assessment of company's cash flow      history
                                             financial             -net annual cash flow should be      Secured:
                                             statements, or tax    120% of  the total estimated          Blanket first lien
                                             returns (if           annual debt service (with a 100%      on all
                                             applicable)           floor)                                business assets
                                            Cash flow             Maximum length of term loans           (unmonitored or
                                             projections           generally 7  years                    with
                                            Credit history        Personal guaranties of owners of       limited monitoring)
                                            Mercantile reports     closely held companies (full or      Secured:
                                            Supplier               partial)                              Specific first
                                             references           Periodic monitoring of A/R             lien on
                                            Customer              Periodic audit for asset based         assets being
                                             references            loans                                 financed
                                            If applicable         Loan covenant restrictions             (including leases)
                                            -Collateral           -Other borrowings
                                             valuation            -Payment of dividends
                                            -A/R, A/P listing     -Limit on owner withdrawals
                                             and aging            -Sale of company
                                            -Machinery,           -Capital expenditures
                                             furniture,           -Debt to net worth limits
                                             fixtures and         -Minimum tangible net worth
                                             equipment,           Evidence of insurance
                                             inventory lists
                                            -Pre-loan audit
----------------------------------------------------------------------------------------------------------------------------------
Commercial          Borrower default        Personal              Loans to appraised value generally     Secured:
Mortgages           Industry change          financial             not to  exceed 80% (with a ceiling    First mortgages
                    General economic         statements of         of 85%)                               Assignment of
Balance  $63,394     conditions              guarantors           Assessment of property's cash flow      rents/leases
%           15.1%                           Personal tax           -net annual cash flow should be       Security agreement
                                             returns of            120% of  the total estimated           on fixtures
                                             guarantors            annual debt service (with a 100%      Environmental
                                            Business               floor)                                 indemnity agreement
                                             financial            Personal guaranties of owners (full
                                             statements, or tax    or partial)
                                             returns (if           Evidence of insurance
                                             applicable)           Tax and insurance reserves (if
                                            Cash flow              applicable)
                                             projections
                                            Credit history
                                            Lender references
                                            Appraisals
                                            Environmental
                                             assessments
                                            Credit history of
                                             tenants
                                            Financial
                                             information on
                                             tenants
                                            Review of leases
                                            Market trends and
                                             conditions
----------------------------------------------------------------------------------------------------------------------------------


    LOAN TYPE
  YEAR END BAL.        PRINCIPAL              SIGNIFICANT                            MAJOR
     (000's)             CREDIT             LOAN ORIGINATION                     UNDERWRITING
   % OF LOANS            RISKS               DOCUMENTATION                         STANDARDS                      LIEN POSITION
----------------------------------------------------------------------------------------------------------------------------------
Land acquisition,   Project             Personal financial            Land acquisition loan to value           Secured:
development          completion          statements of guarantors      generally not exceed 50% (with a        First mortgages
and construction    Borrower default    Personal tax returns of        ceiling of 65%)                         Assignment of
                    Industry change      guarantors                   Land development loan to value            rents/leases
Balance  $35,902                        Business financial             generally not exceed 75%                Assignment of unit
%            8.5%                        statements or tax returns    Construction loan to value generally      sale contracts
                                         (if applicable)               not exceed 75% (with a ceiling of       Assignment of
                                        Cash flow projections          85%) of retail value                     plans,
                                        Credit history                Assessment of project cash flow           specifications
                                        Industry experience and       Disbursement escrows                      construction and
                                         reputation                   Personal guaranties (full or partial)     service contracts
                                        Contractor references         Evidence of insurance                    Assignment of
                                        Lender references             Inspection                                developers rights
                                        Market trends and conditions                                           Environmental
                                        Project feasibility           Residential subdivision projects          indemnity agreement
                                        -Market acceptance            - Minimum unit release
                                        -Project marketing strategy     requirements for accelerated
                                        -Engineering review             payback
                                        Appraisals                    - Interest reserves (if applicable)
                                        Environmental assessments

                                        Review of other current
                                         projects by developer
----------------------------------------------------------------------------------------------------------------------------------
Residential Real
Estate

A) Portfolio        Borrower default    Application (including        Debt to income generally not to          Secured:
 1) Purchase money  -Reduction of        financials)                   exceed 39% gross annual income           -First mortgages
 2) Refinance        income             Verification of employment    Principal/interest/taxes/insurance
                    -Excessive debt      and income                    less than 28% of gross annual
                    -Future death,      Verification of deposits       income
                     disability or        (excluding home equity)     Loan to value
B) Secondary         divorce            Collateral appraisal,          -generally not to exceed 80% for
   Market           Decline in market    generally two appraisals       loans under $500,000
 1) Purchase money   value               for property values in        -generally not to exceed 65%
 2) Refinance       Completion of        excess of $500,000             (ceiling of 75%) for loans
                     construction      Credit history                   greater than $500,000

                                                                      Insurance (flood, hazard)
Balance  $93,730                                                      Two year job history or employment
%           22.3%                                                      in related field.
                                                                      No serious prior derogatory credit
                                                                       history
                                                                      No current delinquencies

                                                                      Secondary market loans (additional
                                                                       to above):
                                                                      -Loan to value which exceed 80%
                                                                       require private mortgage insurance
                                                                      -Investor approval

C) Home equity      Same as above       Same as above                 Same as above                            -Primarily Second
                                                                                                                mortgages
Balance  $55,297
%           13.1%
----------------------------------------------------------------------------------------------------------------------------------


    LOAN TYPE
  YEAR END BAL.        PRINCIPAL              SIGNIFICANT                            MAJOR
     (000's)             CREDIT             LOAN ORIGINATION                     UNDERWRITING
   % OF LOANS            RISKS               DOCUMENTATION                         STANDARDS                      LIEN POSITION
----------------------------------------------------------------------------------------------------------------------------------
Credit card         Borrower default   Application (with financials)  Debt to income generally not to          Unsecured
                    -Reduction of      Credit history                  exceed 39% gross annual income
Balance  $58,114     income            Verification of employment     No serious prior derogatory credit
%           13.8%   -Excessive debt     and income                     history
                    -Future death,     Tax returns (if self           No current delinquencies
                     disability or      employed)                     Established credit
                     divorce                                          Stable employment and residence
                    Fraud                                             No excessive debt
                                                                      No more than 9 active bank cards
                                                                      Approved credit line proportionate to
                                                                       income
                                                                      Minimum income requirement
                                                                      Student cards only:
                                                                      No minimum income requirement
                                                                      Established credit not required
                                                                      No derogatory credit
                                                                      No more than three active bank
                                                                       cards
                                                                      No more than $10,000 available in
                                                                       credit lines
----------------------------------------------------------------------------------------------------------------------------------
Consumer
 Installment
Auto (primarily     Borrower default   Application (with financials)  Debt to income ratio generally not to    Secured, recorded
 indirect)          -Reduction of      Verification of employment      exceed 45% of gross annual income        lien on title
                     income            Credit history                 No serious prior derogatory credit       Single interest
Balance  $59,211    -Excessive debt    Evidence of insurance           history                                  insurance
%           14.1%   -Future death,                                    No current delinquencies
                     disability or                                    Stable employment and residence
                     divorce                                          Established credit unless down
                    Collateral value                                   payment (greater than) 25%
                     decline
                    Casualty

                    Dealer             New dealerships are submitted  Direct:
                    -Business decline   for credit approval           New cars - loans generally not to
                    -Industry decline  -Review dealers trade and       exceed 80% of purchase price
                    -General            references                    Used cars (generally not older than 4
                     economic          -Review dealer financial        years)-loans limited to 100% of
                     conditions         statements                     NADA loan value
                    -Fraud             -Mercantile report
                                       -Annual review                Indirect:
                                       -Signed dealer agreement      New cars-
                                                                      -invoice up to $18,000, will finance
                                                                       up to $500 over invoice
                                                                      -invoice over $18,000, will finance
                                                                       up to $1,000 over invoice
                                                                      Used cars (generally not older than 4
                                                                       years)-loans limited to 100% of
                                                                       NADA loan
Student
                    Loss of            Application                                                             Unsecured,
Balance  $6,195      Government                                                                                 Government guaranty
%           1.5%     guaranty

Other               Various            Various                        Various                                  Various

Balance  $8,165
%           1.9%


Competition
-----------

The Company and its subsidiary bank operate primarily in DuPage County, Illinois, with seven locations, and two locations in Cook County, Illinois, one of which is located in western Cook County and the other on Chicago's North Shore.

At June 30, 1996, the Company's seven DuPage County, Illinois, offices held $528 million in deposits for an approximate 5.3% market share in relation to the total deposits in DuPage County commercial banks. The Company's two offices in Cook County, Illinois, contained $77 million in deposits for an approximate .1% market share of Cook County. The Company's offices are part of the Chicago banking market, as defined by the Federal Reserve Bank of Chicago, consisting of Cook, DuPage and Lake Counties, which at June 30, 1996, had $98.0 billion in deposits.

The Company's subsidiary bank is located in a highly competitive market facing competition for deposits, loans and other banking services from many financial intermediaries, including savings and loan associations, finance companies, credit unions, mortgage companies, retailers, stockbrokers, insurance companies, mutual funds and investment companies, many of which have greater assets and resources than the Company.


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

The subsidiary bank is subject to extensive governmental regulation and periodic regulatory reporting requirements. The regulations by various governmental entities, as well as Federal and State laws of general application affect the Company and the subsidiary bank in many ways including but not limited to: requirements to maintain reserves against deposits, payment of FDIC insurance, restrictions on investments, establishment of lending limits and payment of dividends. The subsidiary bank is primarily supervised and examined by the Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation ("FDIC").

The Federal Reserve Bank examines and supervises bank holding companies pursuant to risk-based capital adequacy guidelines. These guidelines establish a uniform capital framework that is sensitive to risk factors, including off-balance sheet exposures, for all federally supervised banking organizations. This can impact a bank holding company's ability to pay dividends and expand its business through the acquisition of subsidiaries if capital falls below the levels established by these guidelines. As of December 31, 1996 the Company's Tier 1, total risk-based capital and leveraged ratios were in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. See the Company's Annual Report at page 30 for a more detailed discussion of the Risk Based Assessment System and the impact upon the Company and its subsidiary bank.

Federal Deposit Insurance
-------------------------

Under Federal law, the FDIC has authority to impose special assessments on insured depository institutions, to repay FDIC borrowings from the United States Treasury or other sources, and to establish semi-annual assessment rates for Bank Insurance Fund ("BIF") member banks to maintain the BIF at the designated reserve ratio required by law. Effective January 1, 1997 the FDIC Assessment Rate Schedule for BIF members ranged from zero for "well capitalized" institutions to $.27 per $100 for "undercapitalized" institutions as set forth in the following table:

                             BIF RATES
     ------------------------------------------------------------
                                      Supervisory Subgroup
     Capital                   ----------------------------------
      Group                        A           B            C
     -------                   ---------   ---------    ---------

     Well capitalized           0(c)        3(c)        17(c)
     Adequate                   3          10           24
     Under capitalized         10          24           27


Pursuant to the Deposit Insurance Fund Act of 1996 ("Funds Act"), the FDIC eliminated the $2,000 minimum annual assessment and in 1996 refunded to BIF institutions the fourth quarter minimum assessment.

The Funds Act also authorized the Financing Corporation ("FICO") to levy annual assessments of BIF-assessable deposits to service FICO bond obligations. On January 2, 1997 the Company's subsidiary bank was assessed $19,400 for its semiannual FICO payment. The BIF assessment must equal 1/5 of the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund ("SAIF"). The annual assessment rates for FICO were determined from the September 30,

1996 call reports and for BIF institutions the rate was 1.296c per $100.

The subsidiary bank is not restricted by the limitations on Brokered Deposits and can pass-through the $100,000 FDIC insurance coverage to each participant in or beneficiary of a qualified employee benefit plan.

The Riegle/Neal Interstate Banking and Branching Efficiency Act of 1994 ("The
-----------------------------------------------------------------------------
Interstate Banking Act")
------------------------

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

The Interstate Banking Act also amended the Federal Deposit Insurance Act and beginning June 1, 1997 responsible agencies may approve merger transactions between insured banks with different home states regardless of whether the transaction is prohibited under state law. Through interstate merger transactions, banks will be able to acquire branches of out of state banks by converting their offices into branches of the resulting bank. The Act provides that it will be the exclusive means for bank holding companies to obtain interstate branches. In these transactions, the resulting bank must remain "adequately capitalized" and "adequately managed" upon completion of the merger. The Act also states that a home state may enact a law preventing these transactions; Illinois will allow these transactions effective June 1, 1997.

Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA")
------------------------------------------------------------------------------

The FIRREA has broadened the regulatory powers of federal bank regulatory agencies. One of the provisions of FIRREA contains a "cross-guarantee" provision which could impose liability on the Company for losses incurred by the FDIC in connection with assistance provided to or the failure of any of the Company's insured depository institutions. The U.S. Court of Appeals Second Circuit recently upheld the FDIC's power to charge losses from a bank failure to another bank in the same corporate organization. The Company, under Federal Reserve Board policy, is a source of financial strength to its subsidiary bank and is expected to commit resources to support the subsidiary bank. As a result, the Company could be required to commit resources to its subsidiary bank in circumstances where it might not do so absent such policies.

Comprehensive Environmental Response Compensation and Liability Act ("CERCLA")
------------------------------------------------------------------------------

In 1992 the U.S. Environmental Protection Agency ("USEPA") adopted the CERCLA which provided lenders with an exemption from liability if the lender did not participate in the management of the contaminated property. The Secured Lender Exemption Rule protected secured lenders from CERCLA liability if they did not exercise significant control over the borrowers day-to-day operations and did not fail to foreclose and promptly dispose of the contaminated property. However, the Third Circuit Court of Appeals decision in Frank J. Kelley, Attorney General for the State of Michigan, v. Environmental Protection Agency, Chemical Manufactures Association v. Environmental Protection Agency, 15 F. 3d 1100 (D.C. Cir. 1994) ("Kelley") invalidated the secured lender exemption, and the U.S. Supreme Court denied the appeal.

In response to the Kelley decision, CERCLA was amended by The Economic Growth and Regulatory Paperwork Reduction Act of 1996. The CERCLA amendment excludes lenders that hold ownership to property primarily to protect a security interest (unless the lender actually participates in the management or operational affairs of the property instead of merely having the capacity to influence or has unexercised rights to control property operations) from the definition of "owner or operator" and are therefore exempt from liability for environmental cleanups.

The state of Illinois amended its Innocent Landowner Law to protect lenders and purchasers from environmental clean up liabilities. The law provides "innocent landowner" protection for lenders and purchasers who perform Phase I and Phase II environmental assessments or audits meeting the statutory requirements. This law will protect the banks from prosecution by the Illinois Environmental Protection Agency.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")
----------------------------------------------------------------------------

The FDICIA significantly expanded the regulatory and enforcement powers of federal banking regulators. FDICIA gives federal banking regulators comprehensive directions to promptly direct or require the correction of problems of inadequately capitalized banks in a manner that is least costly to the Federal Deposit Insurance Fund. The degree of corrective regulatory involvement in the operations and management of banks and their holding companies will be largely determined by the actual or anticipated capital position of the institution. See the Company's Annual Report pages 18 and 30 detailing the Company's capital position.

FDICIA also directs federal banking regulatory agencies to issue new safety and soundness standards governing operational and managerial activities of banks and their holding companies particularly in regard to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and executive compensation. The following regulations were passed to implement some of the above objectives:

 .    In September, 1996, the Federal Banking Agencies amended the Uniform
     Financial Institutions Rating System, effective January 1, 1997, to include sensitivity to market risks. Market risks reflect the degree to which changes in interest rates and other market rates can affect a financial institution's assets, earnings, liabilities and capital values. If the regulators determine a bank is in a high risk position, additional capital may be required. The Company and its subsidiary bank, on a regular basis, monitor and establish policy limits on interest rate risk.

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

Statistical Disclosure by Bank Holding Companies
------------------------------------------------

See "Financial Review" on pages 6 through 18, inclusive, of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference for the statistical disclosure by bank holding companies.


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

The Company and Oak Brook Bank occupy space in a five-year old, three-story, 100,000 square foot, modern office building located at 1400 Sixteenth Street, Oak Brook, Illinois, which is owned and operated by Oak Brook Bank. The first and second floors and portions of the third floor and lower level are occupied by Oak Brook Bank. The Company leases a small portion (1,700 square feet) from Oak Brook Bank. A portion of the third floor is rented to third parties.

Oak Brook Bank began developing a new branch in Aurora, Illinois during the first quarter of 1997. The traditional style building will be approximately 4,400 square feet, constructed of brick with a slate roof and accentuated by a clock tower. This location will offer a drive-up facility and is expected to open in the first quarter of 1998.

In addition, Oak Brook Bank operates the following branches:

     Addison - A 25 year old, 14,500 square foot, two-story brick, colonial building including a full basement and attached drive-up facility in Addison, Illinois. The second floor is rented to third parties. This facility and real estate are owned by Oak Brook Bank and was formerly the Heritage Bank of Addison, acquired September, 1974.

     Bensenville - Approximately 2,000 square feet of leased space in a modern, two-story glass bui lding in Bensenville, Illinois. Opened in May, 1986.

     Broadview - A 43 year old, 6,955 square foot, one-story brick building in Broadview, Illinois. This facility and real estate are owned by Oak Brook Bank. Formerly Liberty Bank acquired March, 1991.

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

     Naperville - A 2,400 square foot, two-story contemporary Palladian-style building with a full basement and attached drive-up facility in Naperville, Illinois. This facility is owned by Oak Brook Bank. Opened in June, 1988.

     Warrenville - Approximately 4,400 square feet of leased space on the first floor of a two-story tudor-style building with a full basement and attached drive-up facility in Warrenville, Illinois. Formerly Warrenville Bank & Trust acquired April, 1983.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiary bank were not subject to any pending or threatened legal actions as of December 31, 1996. No such actions have arisen subsequent to year-end.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of this year.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See page 34 and Notes 9, 12 and 13 of the Notes to Consolidated Financial Statements on pages 29 through 32, inclusive, of the Company's 1996 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

See "Earnings Summary and Selected Consolidated Financial Data" on page 6 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

See "Financial Review" on pages 6 through 18, inclusive, of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes are on pages 19 through 33, inclusive, of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Directors and Executive Officers" on page 5 of the Company's Proxy Statement to be filed on or before April 1, 1997, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See "Summary Compensation Table" and footnotes, "Five Year Performance Comparison" and "Aggregated Option Exercises and Year-End Option Values Table" and "Option Grants Table" on pages 9 through 14, inclusive, of the Company's Proxy Statement to be filed on or before April 1, 1997, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Information Concerning Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Company's Proxy Statement to be filed on or before April 1, 1997, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Certain Transactions" on page 6 of the Company's Proxy Statement to be filed on or before April 1, 1997, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                          ANNUAL REPORT
                                                              PAGE
                                                              ----
(a) 1. The following financial statements are filed as part of this report:

        Annual Report to Shareholders -
          Report of Independent Auditors                        19
          Consolidated Balance Sheets - December 31, 1996
            and 1995                                            20
          Consolidated Statements of Income for the Three
            Years Ended December 31, 1996                       21
          Consolidated Statements of Changes in
            Shareholders' Equity for The Three Years Ended
            December 31, 1996                                   22
          Consolidated Statements of Cash Flows for the
            Three Years Ended December 31, 1996                 23
          Notes to Consolidated Financial Statements         24-33

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

        Exhibit (10.3)   Data Processing Agreement between First Data Resources
                         Inc. and Oak Brook Bank dated November 22, 1991.
                         (Exhibit 10.3 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.) Amendment thereto dated June 19, 1996, filed herewith.

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

        Exhibit (10.14)  Senior Executive Insurance Plan. (Exhibit 10.14 to the
                         Company's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference).

        Exhibit (10.15)  First Oak Brook Bancshares, Inc. Performance Bonus Plan
                         (Amended and Restated).

        Exhibit (13)     Annual Report to Shareholders.

        Exhibit (21)     Subsidiary of the Registrant.

        Exhibit (23)     Consent of Ernst & Young LLP.

        Exhibit (27)     Financial Data Schedule.


Exhibits 10.9 through 10.15 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to
Item 14(c) hereof.

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

                                 FIRST OAK BROOK BANCSHARES, INC.
                                 --------------------------------
                                           (Registrant)

                                 BY: /S/EUGENE P. HEYTOW
                                     ------------------------------
                                      (Eugene P. Heytow,
                                      Chairman of the Board and
                                      Chief Executive Officer)

                                 DATE:     March 17, 1997
                                      ------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                     Date
---------                     -----                     ----

/S/EUGENE P. HEYTOW           Chairman of the Board     March 17, 1997
---------------------------   and Chief Executive
   Eugene P. Heytow           Officer


/S/FRANK M. PARIS             Vice Chairman of          March 17, 1997
---------------------------   the Board
   Frank M. Paris


/S/RICHARD M. RIESER, JR.     President,                March 17, 1997
---------------------------   Assistant Secretary,
   Richard M. Rieser, Jr.     and Director


/S/ALTON WITHERS              Director                  March 17, 1997
---------------------------
   Alton Withers

/S/MIRIAM LUTWAK FITZGERALD   Director                  March 17, 1997
---------------------------
   Miriam Lutwak Fitzgerald

/S/GEOFFREY R. STONE          Director                  March 17, 1997
---------------------------
   Geoffrey R. Stone

/S/ROBERT WROBEL              Director                  March 17, 1997
---------------------------
   Robert Wrobel

/S/ROSEMARIE BOUMAN           Vice President, Chief     March 17, 1997
---------------------------   Financial Officer,
   Rosemarie Bouman           Treasurer (Principal
                              Accounting Officer)