Form 10-Q
period 1997-03-31
FIRST OAK BROOK BANCSHARES INC
filed 1997-05-14
CIK 717837

                                   Form 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                               ---------------------------------
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-14468.
                       --------

                       First Oak Brook Bancshares, Inc.
--------------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)

           Delaware                                          36-3220778
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

1400 Sixteenth Street, Oak Brook, Illinois                              60521
---------------------------------------------------                   ----------
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

Yes    X     No
    -------     -------


Indicate number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.

Class A                                 1,748,431
-------------------------------  ------------------------------
CLASS                            NUMBER OF SHARES

Common                                  1,520,187
-------------------------------  ------------------------------
CLASS                            NUMBER OF SHARES

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                           Page
                                                           ----
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

   Condensed consolidated balance sheets
     March 31, 1997 and December 31, 1996                    3

   Condensed consolidated statements of income
     Three months ended March 31, 1997 and 1996              5

   Condensed consolidated statements of cash flows
     Three months ended March 31, 1997 and 1996              7

   Notes to condensed consolidated financial
     statements -- March 31, 1997                            9


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                         11


Part II.  Other Information
---------------------------

Item 1. Legal Proceedings                                    *
Item 2. Changes in Securities                                *
Item 3. Defaults upon Senior Securities                      *
Item 4. Submission of Matters to a Vote of Security Holders  *
Item 5. Other Information                                    *
Item 6. Exhibits and Reports on Form 8-K                    16

Signatures                                                  17
----------


*  Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)
                                (In Thousands)



                                             March 31,    December 31,
                                               1997           1996
                                             ---------    ------------
Assets
------

Cash and due from banks                      $ 54,270       $ 38,816

Federal funds sold                                 --         22,150

Interest-bearing deposits with banks              319            289

Securities held-to-maturity, at
  amortized cost (fair value, $125,806
  and $132,057 for March 31, 1997
  and December 31, 1996)                      125,119        130,408

Securities available-for-sale, at
  fair value                                  135,891        135,546

Loans, net of unearned discount               422,285        420,164
  Less allowance for loan losses               (4,231)        (4,109)
                                             --------       --------

    Net loans                                 418,054        416,055
                                             --------       --------

Premises and equipment, net                    18,060         17,470

Other assets                                    7,810          7,921
                                             --------       --------

    Total assets                             $759,523       $768,655
                                             ========       ========

                                  (Unaudited)
                    (In Thousands Except Share Information)



                                             March 31,    December 31,
                                               1997           1996
                                             ---------    ------------
Liabilities
-----------

Noninterest-bearing demand deposits          $154,842       $147,497
                                             --------       --------

Interest-bearing deposits:
  Savings deposits and NOW accounts           180,308        180,083
  Money market accounts                        31,798         32,027
  Time deposits
    Under $100,000                            130,925        141,291
    $100,000 and over                         132,545        147,405
                                             --------       --------

  Total interest-bearing deposits             475,576        500,806
                                             --------       --------

    Total deposits                            630,418        648,303
                                             --------       --------

Securities sold under agreements
  to repurchase                                44,177         43,205
Treasury, tax and loan demand notes            12,955         11,982
Federal Home Loan Bank advances                 7,500             --
Other liabilities                               6,386          5,612
                                             --------       --------

    Total liabilities                         701,436        709,102
                                             --------       --------


Shareholders' Equity
--------------------

Class A common stock (aggregate
  liquidation preference of $10,977)            3,718          3,709
Common stock                                    3,397          3,382
Surplus                                        10,598         10,472
Unrealized gain (loss) on securities
  available for sale, net of taxes               (333)           273
Retained earnings                              44,290         42,487
Less cost of shares in treasury,
  118,000 Class A common and 173,945
  common shares in 1997 and 172,527
  common shares in 1996                        (3,583)          (770)
                                             --------       --------

  Total shareholders' equity                   58,087         59,553
                                             --------       --------

  Total liabilities and
  shareholders' equity                       $759,523       $768,655
                                             ========       ========


           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                                (In Thousands)

                                                               1997       1996
                                                             -------    -------
Interest income:
  Interest on loans                                          $ 9,462    $ 8,543
  Interest on securities:
    U.S. Treasury and Government agencies                      3,174      2,974
    Obligations of states and political subdivisions             659        704
    Other securities                                              51         91
  Interest on Federal funds sold and securities repurchased
   under agreements to resell                                    187        112
  Interest on deposits with banks                                  4          3
                                                             -------    -------
     Total interest income                                    13,537     12,427
                                                             -------    -------


Interest expense:
  Interest on savings deposits and NOW accounts                1,559      1,761
  Interest on money market accounts                              276        209
  Interest on time deposits                                    3,913      3,249
  Interest on Federal funds purchased and securities
   sold under agreements to repurchase                           570        670
  Interest on Treasury, tax and loan demand notes                117         90
  Interest on Federal Home Loan Bank advances                     46         42
                                                             -------    -------
     Total interest expense                                    6,481      6,021
                                                             -------    -------

Net interest income                                            7,056      6,406

Provision for loan losses                                        375        330
                                                             -------    -------
Net interest income after provision for loan losses          $ 6,681    $ 6,076
                                                             -------    -------

                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                    (In Thousands Except Share Information)

                                                             1997         1996
                                                            ------       ------
Other income:
  Service charges on deposit accounts                       $  700       $  604
  Trust and investment management fees                         285          168
  Other operating income                                       445          351
  Investment securities gains (losses)                          (9)          11
                                                            ------       ------
    Total other income                                       1,421        1,134
                                                            ------       ------

Other expenses:
  Salaries and employee benefits                             3,120        2,963
  Occupancy expense                                            387          342
  Equipment expense                                            393          423
  Data processing                                              444          379
  Professional fees                                            104           76
  Postage, stationery and supplies                             176          185
  Advertising and business development                         385          397
  FDIC premiums                                                 19            1
  Gain on other real estate owned                             (515)           -
  Other operating expenses                                     501          439
                                                            ------       ------
    Total other expenses                                     5,014        5,205
                                                            ------       ------

Income before provision for income taxes                     3,088        2,005

Provision for income taxes                                     875          476
                                                            ------       ------
Net income                                                  $2,213       $1,529
                                                            ======       ======

Earnings per common share and common
  equivalent share                                          $  .65       $  .44
                                                            ======       ======

Dividends per share:
  Class A Common                                            $0.130       $0.090
  Common                                                    $0.105       $0.075

Weighted average number of common shares
  and common share equivalents                           3,390,842    3,446,923
                                                         =========    =========


           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                      CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                                (In Thousands)

                                                      1997       1996
                                                    --------   --------
Cash flows from operating activities:
  Net income                                        $  2,213   $  1,529

  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, discount accretion, premium
      amortization and amortization of
      intangible assets                                  638        943
    Provision for loan losses                            375        330
    Investment securities (gains)losses                    9        (11)
    Decrease (increase) in other assets                  271     (1,017)
    Increase in other liabilities                        915        124
                                                    --------   --------

Net cash provided by operating activities              4,421      1,898
                                                    --------   --------

Cash flows from investing activities:
  Purchase of securities held-to-maturity             (6,868)   (14,789)
  Purchase of securities available-for-sale          (28,747)   (45,390)
  Proceeds from maturities of securities
    held-to-maturity                                  10,157      3,498
  Proceeds from sales and maturities of
    securities available-for-sale                     29,287     50,250
  Increase in loans                                   (2,374)   (16,039)
  Additions to premises and equipment                 (1,030)      (128)
                                                    --------   --------

Net cash provided by (used in) investing
  activities                                             425    (22,598)
                                                    --------   --------

Cash flows from financing activities:
  Increase in demand deposits                          7,345      2,081
  Increase in savings and NOW accounts                   225      2,218
  Increase (decrease) in money market accounts          (229)     2,080
  Increase (decrease) in time deposits               (25,226)    28,630
  Increase in Treasury, tax and loan
    demand notes                                         973      1,029
  Proceeds from Federal Home Loan Bank
    advances                                           7,500          -
  Increase (decrease) in securities sold
    under agreements to repurchase                       972     (1,962)
  Exercise of stock options                              150          -
  Purchase of treasury stock                          (2,813)         -
  Cash dividends                                        (409)      (326)
                                                    --------   --------

Net cash provided by (used in) financing
  activities                                         (11,512)    33,750
                                                    --------   --------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                                (In Thousands)

                                                    1997        1996
                                                   -------     -------

Net increase (decrease) in cash and
  cash equivalents                                  (6,666)     13,050
Cash and cash equivalents at beginning
  of period                                         61,255      37,511
                                                   -------     -------
Cash and cash equivalents at end of period         $54,589     $50,561
                                                   =======     =======

Supplemental disclosures:
  Interest paid                                    $ 6,355     $ 6,329
  Income taxes paid                                    115         375
                                                   =======     =======

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (Unaudited)


1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     New Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.02 and $.01 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

  The summary of these commitments to extend credit follows (in thousands):

                        March 31, 1997    December 31, 1996
                        --------------    -----------------
      Commercial           $110,150           $  89,797
      Home equity            70,870              66,772
      Credit card           261,478             305,061

3. Shareholders' Equity:

Shares authorized, issued and outstanding are as follows:

                                     March 31,   December 31,
                                       1997          1996
                                     ---------   ------------
   Preferred Stock, Series B,
     no par value:
       Authorized                      100,000       100,000
       Issued                             None          None
       Outstanding                        None          None
   Class A Common Stock,
     $2.00 par value:
       Authorized                    4,000,000     4,000,000
       Issued                        1,859,040     1,854,482
       Outstanding                   1,741,040     1,854,482
   Common Stock,
     $2.00 par value:
       Authorized                    3,000,000     3,000,000
       Issued                        1,698,322     1,691,138
       Outstanding                   1,524,377     1,518,611


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights
-------------------

Net income for the first quarter of 1997 was $2,213,000 compared with $1,529,000 earned in the first quarter of 1996, an increase of 45%. Earnings per share for the first quarter of 1997 were $.65 as compared to $.44 for 1996.

Key performance indicators for the 1997 first quarter show a return on average assets of 1.18% compared with .88% for the 1996 first quarter. For the first quarter of 1997, the return on average shareholders' equity was 15.36% compared with 11.26% for the same quarter of 1996.

In February, the Company recognized a $340,000 after-tax gain on the sale of surplus property formerly leased to a third party. First quarter income before the gain on the sale increased 22% compared to 1996.

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $626,000 or 9%. This increase is attributable to a 9% increase in average earning assets. The net interest margin for the first quarter of 1997 was 4.30% compared to 4.27% for the same period last year.

Average balances and effective interest yields and rates on a tax equivalent basis for the first quarters of 1997 and 1996 were as follows (dollars in thousands):

                                  1997                  1996
                          --------------------  --------------------
                          Average    Effective   Average   Effective
                          Balance      Yield     Balance     Yield
                          --------     -----     --------    -----
Federal funds sold        $ 14,298     5.29%     $  8,368    5.38%
Interest-bearing
  deposits with banks          314     5.24           251    4.81
Investment securities      260,276     6.47       259,001    6.30
Loans                      419,643     9.18       366,885    9.41
                          --------     ----      --------    ----
Total earning assets/
  yield                   $694,531     8.08%     $634,505    8.08%
                          ========     ====      ========    ====
Interest-bearing
  deposits                $487,868     4.78%     $443,088    4.74%
Short-term debt             55,292     5.04        59,586    5.13
Long-term debt               3,250     5.73         3,500    4.83
                          --------     ----      --------    ----
Total interest-bearing
  liabilities/cost of
  funds                   $546,410     4.81%     $506,174    4.78%
                          ========     ====      ========    ====

Net interest margin                    4.30%                 4.27%
                                       ====                  ====

Net interest spread                    3.27%                 3.30%
                                       ====                  ====

Average loans for the first quarter of 1997 grew 14%, or $53 million, in comparison to the first quarter of 1996, led by indirect auto loans (up $20 million), along with commercial (up $9 million), home equity (up $8 million) and commercial real estate loans (up $8 million). Credit card loans were down slightly as a result of vigorous competition from companies with far greater marketing resources.

Based on management's review of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $375,000 for the first quarter of 1997 compared to $330,000 for the first quarter of 1996. This increase was due to higher first quarter credit card charge-offs in 1997 than in 1996. Net charge-offs for the first quarter of 1997 were $250,000 compared to $215,000 in 1996.

Total other income increased $287,000 or 25%. Service charges on deposit accounts increased $96,000 primarily due to an increase in business account analysis fees. Trust and investment management fee income rose $117,000 principally due to an increase in assets under investment management and a change from annual billing in 1996 to quarterly in 1997. Discretionary assets under investment management by the Trust department grew over $19 million, from $73 million at March 31, 1996 to $92 million at March 31, 1997. The remaining increase in other operating income of $94,000 was primarily due to increased merchant credit card processing fees.

Total other expenses decreased $192,000 or 4%, for the first quarter of 1997 compared to 1996. Excluding the gain on the sale of other real estate included in other operating expenses, other expenses increased $323,000, or 6%. Salaries and employee benefits rose $157,000, or 5%, as a result of increased base salaries in certain positions due to a highly competitive job market and the hiring of experienced personnel.

Occupancy costs increased $45,000, or 13%, over 1996. In August, 1996, the Company took over approximately 2,000 square feet of space in its Oak Brook headquarters formerly rented by a third party, reducing rental income.

Data processing fees increased $65,000, or 17%, primarily due to increased deposit volume and higher processing fees for credit cards, trust, compliance and student loans.

Other operating expenses rose $62,000, or 14%, as a result of increased merchant interchange fees.

Asset Quality
-------------

Asset quality remains good, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing and other real estate) totaling $1,709,000. Net charge-offs for the first quarter of 1997 totaled $253,000 or

 .24%, annualized, of average loans outstanding. The allowance for loan losses to total loans was 1.00%.

The following table summarizes the Company's nonperforming assets (in thousands):

                                  March 31,  December 31,
                                     1997         1996
                                 ------------  -----------

Nonaccrual                          $1,268       $1,730
Loans which are past due
  90 days or more                      441          349
                                    ------       ------
  Total nonperforming loans          1,709        2,079
Other real estate owned                 35            -
                                    ------       ------
  Total nonperforming assets        $1,744       $2,079
                                    ======       ======

Nonperforming loans to loans
  outstanding                          .40%         .49%
Nonperforming assets to loans
  outstanding and other real
  estate owned                         .41%         .49%
Allowance for loan losses to
  nonperforming loans                 2.48x        1.98x


At March 31, 1997, the $1.3 million in nonaccrual loans consisted of one commercial real estate development loan originally collateralized by fourteen condominium units and a combination of improved and unimproved land zoned for 136 multi-family housing units. The borrower expects to sell the property and negotiate a settlement with the Company. Management is pursuing foreclosure of the property and a personal judgment against the guarantor and has specifically reserved $400,000 of the allowance for loan losses for this loan.

Capital
-------

Shareholders' equity remains strong at $58.1 million. The Company and its subsidiary bank's Tier 1, total risk-based capital and leveraged ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of March 31, 1997 and the minimum ratios for "well capitalized" banks. The Federal regulators exclude the after-tax unrealized gain/loss on securities available for sale from these ratios.


                  Well          Company        Oak Brook
                  Capitalized   Consolidated   Bank
                  ------------  -------------  ----------

Tier 1
 Risk-based           >6%         12.29%          11.51%

Total Capital
 Ratio               >10%         13.18%          12.41%

Tier 1 Capital
 leverage             >5%          7.71%           7.22%


On January 28, 1997, the Company's Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 4%, or approximately 135,000 shares, of its Class A or common stock over the next 18 months. Repurchases are being made in the open market or through negotiated transactions from time to time depending on market conditions. As of March 31, 1997, a total of 119,418 shares of stock have been repurchased at an average price of $23.56. The repurchased stock is held as treasury stock to be used for general corporate purposes.

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

  Oak Brook Bank:

  . Informal Federal funds lines of $49 million with seven correspondent banks, subject to continued good financial standing.

  . Reverse repurchase agreement lines of $150 million with two brokerage firms and three correspondent banks, subject to availability of collateral and continued good financial standing.

  . Available advances up to $11 million from the Federal Home Loan Bank of Chicago. The $7.5 million advance outstanding at March 31, 1997 consists of a $2.5 million borrowing at a rate of 5.85% maturing February 20, 1998 and a $5 million, 5.48% callable borrowing maturing no later than February 22, 2000.

Parent Company:

  . Revolving credit arrangement for $5 million. The line was unused at March
    31, 1997 and matures on May 1, 1998.

  . The parent company also had cash, short-term investments, and other readily marketable securities totaling $4 million at March 31, 1997.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)    Exhibits

       Exhibit (10.1) Loan agreement between First Oak Brook Bancshares, Inc.
                      and LaSalle National Bank dated December 1, 1991 and Amendments dated January 31, 1993, March 31, 1994 (Exhibit
                      10.1 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference) Amendment thereto dated May 1, 1997 filed herewith.

       Exhibit (10.2) Data Processing Agreement between First Data Resources
                      Inc. and Oak Brook Bank dated November 22, 1991. (Exhibit
                      10.3 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.) Amendment thereto dated January 15, 1997 filed herewith.

       Exhibit (27)   Financial Data Schedule

  (B)  Reports on Form 8-K

       None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST OAK BROOK BANCSHARES, INC.
                                       ---------------------------------
                                                 (Registrant)



Date    May 5, 1997                    /S/RICHARD M. RIESER, JR.
     -----------------                 ---------------------------------
                                       Richard M. Rieser, Jr.,
                                       President, Assistant
                                       Secretary, and Director



Date    May 5, 1997                    /S/ROSEMARIE BOUMAN
     -----------------                 ---------------------------------
                                       Rosemarie Bouman,
                                       Vice President, Chief
                                       Financial Officer and
                                       Chief Accounting Officer