Form 10-Q
period 1997-06-30
FIRST OAK BROOK BANCSHARES INC
filed 1997-08-13
CIK 717837

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(MARK ONE)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997
                               --------------------------------
                                      OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-14468
                       -------

                       First Oak Brook Bancshares, Inc.
         -------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)

              Delaware                                     36-3220778
----------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1400 Sixteenth Street, Oak Brook, Illinois                       60523
---------------------------------------------------            ----------
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

Yes    X      No _____
     -----

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

Class A                                  1,761,367
--------------------------------  ---------------------------------------
CLASS                             NUMBER OF SHARES

Common                                   1,516,091
--------------------------------  ---------------------------------------
CLASS                             NUMBER OF SHARES

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                            Page
                                                            ----
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets
    June 30, 1997 and December 31, 1996                      3

  Condensed consolidated statements of income
    Three months ended June 30, 1997 and 1996 and
    Six months ended June 30, 1997 and 1996                  5

  Condensed consolidated statements of cash flows
    Six months ended June 30, 1997 and 1996                  7

  Notes to condensed consolidated financial
    statements -- June 30, 1997                              9

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                          12

Part II.  Other Information
---------------------------

Item 1. Legal Proceedings                                    *
Item 2. Changes in Securities                                *
Item 3. Defaults upon Senior Securities                      *
Item 4. Submission of Matters
        to a Vote of Security Holders                       22
Item 5. Other Information                                    *
Item 6. Exhibits and Reports on Form 8-K                    24

Signatures                                                  25
----------

*  Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (Unaudited)
                                 (In Thousands)

                                         June 30,   December 31,
                                           1997         1996
                                        ----------  ------------

Assets
------
Cash and due from banks                  $ 47,697       $ 38,816

Federal funds sold                         58,000         22,150

Interest-bearing deposits
  with banks                             $ 10,124            289

Securities held-to-maturity, at
  amortized cost (fair value $135,831
  and $132,057 for June 30, 1997 and
  December 31, 1996)                      134,479        130,408

Securities available-for-sale, at
  fair value                              153,232        135,546

Loans, net of unearned discount           375,407        420,164
  Less allowance for loan losses           (4,904)        (4,109)
                                         --------       --------

    Net loans                             370,503        416,055
                                         --------       --------

Premises and equipment, net                17,893         17,470

Other assets                                8,748          7,921
                                         --------       --------

    Total assets                         $800,676       $768,655
                                         ========       ========

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONT.)
                                  (Unaudited)
                    (In Thousands Except Share Information)

                                                 June 30,    December 31,
                                                   1997         1996
                                               ----------   ------------
Liabilities
-----------
Noninterest-bearing demand deposits             $157,621      $147,497
                                                --------      --------

Interest-bearing deposits:
  Savings deposits and interest
    bearing checking accounts                    173,361       180,083
  Money market accounts                           33,697        32,027
  Time deposits
    Under $100,000                               126,637       141,291
    $100,000 and over                            143,848       147,405
                                                --------      --------

  Total interest-bearing deposits                477,543       500,806
                                                --------      --------

    Total deposits                               635,164       648,303
                                                --------      --------

Securities sold under agreements
  to repurchase                                   56,158        43,205
Treasury, tax and loan demand notes               20,000        11,982
Federal Home Loan Bank advances                   12,500            -
Other liabilities                                 11,508         5,612
                                                --------      --------

    Total liabilities                            735,330       709,102
                                                --------      --------

Shareholders' Equity
--------------------

Class A Common Stock (aggregate
  liquidation preference of $11,047)               3,737         3,709
Common stock                                       3,384         3,382
Surplus                                           10,619        10,472
Unrealized gain on securities
  available-for-sale, net of taxes                   161           273
Retained earnings                                 51,030        42,487
Less cost of shares in treasury,
  118,000 Class A and 174,023 common
  shares in 1997 and 172,527 common
  shares in 1996                                  (3,585)         (770)
                                                --------      --------

  Total shareholders' equity                      65,346        59,553
                                                --------      --------

  Total liabilities and
    shareholders' equity                        $800,676      $768,655
                                                ========      ========

           See Notes to Condensed Consolidated Financial Statements.
                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In Thousands)

                                             Three Months    Six Months
                                            Ended June 30       Ended June 30
                                           ----------------  -------------------
                                            1997     1996       1997      1996
                                           -------  -------  ----------  -------
Interest income:
 Interest on loans                         $ 9,859  $ 8,987     $19,321  $17,530
 Interest on securities:
  U.S. Treasury and Government
agencies                                     3,285    2,955       6,459    5,929
  Obligations of states and political
subdivisions                                   601      715       1,260    1,419
  Other securities                              53      118         104      208
 Interest on Federal funds sold and
  securities purchased under
  agreements to resell                         112      178         299      291
 Interest on deposits with banks                 3        3           7        6
                                           -------  -------     -------  -------

  Total interest income                     13,913   12,956      27,450   25,383
                                           -------  -------     -------  -------

Interest expense:
 Interest on savings deposits and
  interest bearing checking accounts         1,557    1,724       3,116    3,485
 Interest on money market accounts             257      213         533      421
 Interest on time deposits                   3,718    3,453       7,631    6,702
 Interest on Federal funds purchased
  and securities sold under
  agreements to repurchase                     662      698       1,232    1,368
 Interest on Treasury, tax and loan
  demand notes                                 171       88         288      179
 Interest on Federal Home Loan Bank
  advances                                     116        -         162       42
                                           -------  -------     -------  -------

  Total interest expense                     6,481    6,176      12,962   12,197
                                           -------  -------     -------  -------

Net interest income                          7,432    6,780      14,488   13,186

Provision for loan losses                    1,175      330       1,550      660
                                           -------  -------     -------  -------
Net interest income after provision for
 loan losses                               $ 6,257  $ 6,450     $12,938  $12,526
                                           -------  -------     -------  -------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONT.)
                                  (Unaudited)
                    (In Thousands Except Share Information)


                                               Three Months                Six Months
                                               Ended June 30             Ended June 30
                                          ----------------------   --------------------------
                                             1997        1996         1997            1996
                                          ----------  ----------   ----------     -----------
Other income:
 Service charges on deposit accounts      $      701  $      598   $    1,400     $    1,202
 Trust and investment management fees            212         169          497            337
 Other operating income                          510         392          956            744
 Investment securities gains (losses)              -          (7)          (9)             3
 Gain on sale of credit card portfolio         9,117           -        9,117              -
                                          ----------  ----------   ----------     ----------
   Total other income                         10,540       1,152       11,961          2,286
                                          ----------  ----------   ----------     ----------

Other expenses:
 Salaries and employee benefits                3,119       3,025        6,238          5,988
 Occupancy expense                               353         356          740            698
 Equipment expense                               388         433          781            856
 Data processing                                 429         382          872            761
 Professional fees                               112          87          216            163
 Postage, stationery and supplies                192         193          367            378
 Advertising and business development            369         397          754            794
 FDIC premiums                                    20           1           40              1
 Gain on other real estate owned                               -         (515)             -
 Other operating expenses                        516         396        1,019            836
                                          ----------  ----------   ----------     ----------

  Total other expenses                         5,498       5,270       10,512         10,475
                                          ----------  ----------   ----------     ----------

Income before provision for income
 taxes                                        11,299       2,332       14,387          4,337

Provision for income taxes                     4,173         594        5,048          1,070
                                          ----------  ----------   ----------     ----------

Net income                                $    7,126  $    1,738   $    9,339     $    3,267
                                          ==========  ==========   ==========     ==========

Earnings per common share and common
 equivalent share                         $     2.12  $      .50   $     2.76     $      .95
                                          ==========  ==========   ==========     ==========

Dividends per share:
 Class A Common                           $     .130  $     .090   $     .260     $     .180
 Common                                         .105        .075         .210           .150
                                          ==========  ==========   ==========     ==========

Weighted average number of common
 shares and common share
 equivalents                               3,365,558   3,451,477       3,380,250    3,448,039
                                          ==========  ==========      ==========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (In Thousands)

                                                   1997         1996
                                                 --------     --------
                                                      (Unaudited)
Cash flows from operating activities:
 Net income                                      $  9,339     $  3,267

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Gain on credit card portfolio sale                (9,117)           -
 Depreciation, discount accretion, premium
  amortization and amortization of intangibles      1,266        1,752
 Provision for loan losses                          1,550          660
 Investment securities (gains) losses                   9           (3)
 Increase in other assets                            (850)        (539)
 Increase in other liabilities                      5,955          163
                                                 --------     --------

Net cash provided by operating activities           8,152        5,300
                                                 --------     --------

Cash flows from investing activities:
 Purchase of domestic certificates of deposit     (10,000)           -
 Purchase of securities held-to-maturity          (26,235)     (24,754)
 Purchase of securities available-for-sale        (53,549)     (55,137)
 Proceeds from maturities of securities
  held-to-maturity                                 18,696       19,102
 Proceeds from sales and maturities of
  securities available-for-sale                    38,792       58,308
 Proceeds from credit card portfolio sale          64,000            -
 Increase in loans                                (10,880)     (33,901)
 Additions to premises and equipment               (1,308)        (456)
                                                 --------     --------
Net cash provided by (used in) investing
 activities                                        19,516      (36,838)
                                                 --------     --------

Cash flows from financing activities:
 Increase in demand deposits                       10,125       11,669
 Decrease in savings and interest bearing
  checking accounts                                (6,722)      (2,924)
 Increase in money market accounts                  1,670        1,745
 Increase (decrease) in time deposits             (18,211)      40,033
 Increase in securities sold under
  agreements to repurchase                         12,952        1,342
 Increase in Treasury, tax and
  loan demand notes                                 8,018        9,671
 Proceeds from Federal Home Loan Bank advances     12,500            -
 Repayment of Federal Home Loan Bank advances           -       (3,500)
 Exercise of stock options                            177            -
 Purchase of treasury stock                        (2,815)         (37)
 Cash dividends                                      (796)        (606)
                                                 --------     --------

Net cash provided by financing activities          16,898       57,393
                                                 --------     --------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)
                                  (Continued)

                                               1997     1996
                                             --------  -------

Net increase in cash and cash equivalents      44,566   25,855
Cash and cash equivalents at beginning
  of period                                    61,255   37,511
                                             --------  -------
Cash and cash equivalents at end of
  period                                     $105,821  $63,366
                                             ========  =======

Supplemental disclosures:
  Interest paid                              $ 13,326  $12,100
  Income taxes paid                             1,515    1,200
                                             ========  =======

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


1.  Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

    New Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended June 30, 1997 and June 30, 1996 of $.06 and $.02 per share, respectively. For the six months ended June 30, 1997 and June 30, 1996, primary earnings per share would increase $.08 and $.02 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters and the year to date is not expected to be material.

2.  Commitments and Contingent Liabilities:

    In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, which are not reflected in the financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments and lines of credit is limited to their contractual amount. Many commitments to extend credit expire without being used; therefore, the amounts stated below do

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

    not necessarily represent future cash commitments. These commitments are subject to the same credit policy as followed for loans recorded in the financial statements.

    The summary of these commitments to extend credit follows (in thousands):

                        June 30, 1997    December 31, 1996
                        -------------    -----------------
      Commercial          $116,479            $ 89,797
      Home equity           72,908              66,772
      Credit card and
        check credit         1,209             305,061

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

3. Shareholders' Equity:

   Shares authorized, issued and outstanding are as follows:

                                 June 30,   December 31,
                                   1997         1996
                                 ---------  ------------
   Preferred Stock, Series B,
    no par value:
       Authorized                  100,000       100,000
       Issued                         None          None
       Outstanding                    None          None
   Class A Common Stock,
    $2.00 par value:
       Authorized                4,000,000     4,000,000
       Issued                    1,868,652     1,854,482
       Outstanding               1,750,652     1,854,482
   Common Stock,
    $2.00 par value:
       Authorized                3,000,000     3,000,000
       Issued                    1,691,989     1,691,138
       Outstanding               1,517,966     1,518,611

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

  On July 16, 1997 the Board declared an increase in its October cash dividend-- 15% on its Class A Common and 19% on its Common stock. The new Class A Common quarterly dividend will be $.15 per share, up from the current quarterly dividend of $.13 per share. The new Common quarterly dividend will be $.125 per share, up from the current quarterly dividend of $.105. The dividends will both be payable October 22, 1997 to shareholders of record on October 10, 1997.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Second Quarter Results
-------------------

Net income for the second quarter of 1997 was $7,126,000 compared with $1,738,000 earned in the second quarter of 1996, an increase of $5,388,000. Earnings per share for the second quarter of 1997 were $2.12 as compared to $.50 for 1996.

On June 30, 1997, the Company closed the sale of its credit card portfolio to MBNA America Bank, N.A., the world's second largest credit card issuer with over $40 billion in outstandings. Although credit card lending was still a high-return business, future growth potential was questionable, acquiring and retaining customers was becoming more difficult and more costly, and consumer delinquency and bankruptcy was increasing. MBNA purchased substantially all of the portfolio, which totaled approximately $53 million. Oak Brook Bank retained approximately $1.3 million in outstandings, approximately one third of which consisted of accounts delinquent 60 days or more and the remainder of which were accounts on fixed payment schedules.

The Company recognized a net gain of $5.0 million on the sale. The gain consisted of a premium of $11.5 million less accrued expenses of $2.4 million, provision for loan losses of $.8 million and a tax provision of $3.3 million. Expenses included charges for such items as future contractually obligated data processing minimum fees net of estimated merchant credit card processing fees, net operating costs during interim servicing (servicing costs less servicing revenue) and payroll related costs, including stay and performance bonuses and severances. Based on a review of the $1.3 million portfolio retained, management determined that an $800,000 provision for loan losses was prudent given the discontinued credit card operations and the inherent risks related to the accounts.

The Company will receive 25% of the income generated by MBNA from the portfolio for each of the next five twelve month periods beginning July 1, 1997 subject to a maximum annual payment of $900,000. The net proceeds from the sale, approximately $58 million, were reinvested in the Bank's securities portfolio.

This combined income stream from initial sale proceeds and annual payments should have a neutral to slightly positive effect on near term future earnings versus the net income generated from the transferred credit card portfolio.

The Company cautions that the matters discussed contain certain forward-looking statements that involve potential risks and uncertainties that may affect the Company's future results, which

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, failure to satisfy the conditions precedent to the transaction described, failure of the purchaser to maintain volume and/or yield on the transferred portfolio, the impact of changes in the financial markets and competition from financial and non-financial service firms on the card revenues achieved by the purchaser after the transaction, the Company's ability to achieve its reinvestment yield on the sale proceeds and other factors affecting the Company and its business as reflected from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements speak as of the date hereof and the Company undertakes no obligation to update the statements to reflect subsequent circumstances or events.

Second quarter income before the net gain on the sale of the credit card portfolio was $2,130,000, a 23% increase over the 1996 second quarter. Earnings per share, excluding the nonrecurring gain, were $.63 in 1997 compared with $.50 in the second quarter of 1996.

Key performance indicators for the 1997 second quarter (both before and after nonrecurring gain) compare to the 1996 second quarter as follows (amounts in thousands except earning per share):

                                                      1997
                                                   (excluding
                                                  nonrecurring
                                             1997     gain)    1996
                                            -------  -------  -------

Net income                                  $7,126   $2,130   $1,738

Earnings per share                          $ 2.12   $  .63   $  .50

Return on average assets                      3.80%    1.14%    0.97%

Return on average
 shareholders' equity                        48.32%   14.44%   12.76%

Key indicators have increased due to improved core earnings and the second quarter nonrecurring gain on the sale of the credit card portfolio. Earnings per share and return on average shareholders' equity also reflect the positive impact of the stock buyback program initiated in the first quarter of 1997. See Capital discussion for details about the stock buyback.

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $600,000 or 8%. This increase is attributable to a 5% increase in average earning assets,

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

primarily loans, coupled with a 3% increase in the net interest margin. The net interest margin for the second quarter of 1997 was 4.48% compared to 4.35% for the same period last year.

Average loans for the second quarter of 1997 grew 10% or $37 million in comparison to the second quarter of 1996. The increase was primarily in indirect auto, up $23 million, and home equity loans, up $10 million.

Average balances and effective interest yields and rates on a tax equivalent basis for the second quarters of 1997 and 1996 were as follows (dollars in thousands):

                                  1997                  1996
                          --------------------  --------------------
                          Average   Effective   Average   Effective
                          Balance     Yield     Balance     Yield
                          --------  ----------  --------  ----------
Federal funds sold        $  8,235       5.46%  $ 13,564       5.28%
Interest-bearing
 deposits with banks           198       6.09        215       5.61
Securities                 257,967       6.50    257,098       6.38
Loans                      423,977       9.36    386,365       9.40
                          --------       ----   --------       ----
Total earning assets/
 yield                    $690,377       8.25%  $657,242       8.13%
                          ========       ====   ========       ====

Interest-bearing
 deposits                 $464,394       4.78%  $460,515       4.71%
Short-term debt             64,472       5.18     63,789       4.96
Long-term debt               8,214       5.67          -          -
                          --------       ----   --------       ----

Total interest-bearing
 liabilities/cost of
 funds                    $537,080       4.84%  $524,304       4.74%
                          ========       ====   ========       ====

Net interest margin                      4.48%                 4.35%
                                         ====                  ====

Net interest spread                      3.41%                 3.39%
                                         ====                  ====

Based on management's review of the adequacy of the loan loss reserve, the provision for loan losses was increased to $1,175,000 for the second quarter of 1997. The terms of the June 30, 1997 credit card portfolio sale required the Company to retain approximately $1.3 million in outstandings approximately one third of which consisted of accounts delinquent 60 days or more and the remainder of which were accounts on fixed payment schedules. Management determined that a special provision for loan losses of $800,000 was prudent due to the discontinued

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

credit card operation and the inherent risks related to the retained accounts.

Total other income including the credit card portfolio sale increased $9,389,000. Excluding the sale, other income increased $272,000, or 24%. Service charges on deposit accounts increased $103,000 primarily due to an increase in business account analysis fees. Trust and investment management fee income rose $43,000 principally due to an increase in assets under investment management. Discretionary assets under investment management totaled $115 million at June 30, 1997 compared to $84 million at June 30, 1996. The $119,000 increase in other operating income was principally attributable to increased merchant credit card processing fees.

Other expenses for the second quarter rose $229,000, or 4%, compared to 1996. Salaries rose $94,000, or 3%, as a result of increased base salaries in certain positions due to a highly competitive job market and the hiring of experienced personnel.

Other operating expenses increased $120,000, or 30%, primarily as the result of increased merchant interchange fees.

Earnings Highlights - Six Month Results
-------------------

Net income for the six months ended June 30, 1997 was $9,339,000, compared with $3,267,000 earned in 1996, an increase of $6,072,000. Earnings per share for the first six months of 1997 were $2.76 as compared to $.95 earned in 1996.

Year to date results include the sale of Oak Brook Bank's credit card portfolio on June 30, 1997 and the sale of surplus property formerly leased to a third party in February, 1997. The credit card portfolio sale resulted in a net gain of $5 million, and the company recognized an after-tax gain of $340,000 on the property sale. Excluding these nonrecurring items, net income for the year to date increased $736,000, or 23%, over 1996. Earnings per share rose to $1.18 per share in 1997 from $.95 per share in 1996.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

Key performance indicators for the first six months of 1997 and 1996 compare as follows (amounts in thousands except earnings per share:

                                             1997
                                          (excluding
                                         nonrecurring
                                    1997    items)    1996
                                   -------  -------  -------
Net income                         $9,339   $4,003   $3,267

Earnings per share                 $ 2.76   $ 1.18   $  .95

Return on average assets             2.49%    1.06%     .93%

Return on average shareholders'
 equity                             32.08%   13.75%   12.02%

Key indicators have increased due to improved earnings and nonrecurring items. Earnings per share and return on average shareholders' equity also reflect the positive impact of the stock buyback program initiated in the first quarter of 1997. See Capital discussion for details about the stock buyback.

On a tax equivalent basis, net interest income for the first six months of 1997 totaled $14,488,000 as compared to $13,186,000 in 1996, a 10% increase. This increase is due to a 7% increase in average earning assets and a 2% increase in the net interest margin to 4.39% in 1997 from 4.31% in 1996.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

Average balances and effective interest yields and rates on a tax equivalent basis for the first six months of 1997 and 1996 were as follows (dollars in thousands):

                                   1997                     1996
                          --------------------  ---------------------------
                           Average   Effective        Average      Effective
                           Balance     Yield          Balance        Yield
                           -------     -----          -------        -----
Federal Funds sold        $ 11,250      5.36%        $ 10,966        5.34%
Interest-bearing
 deposits with banks           256      5.57              233        5.18
Securities                 259,115      6.48          258,018        6.34
Loans                      421,822      9.27          376,625        9.40
                          --------      ----         --------        ----
Total earning assets/
 yield                    $692,443      8.16         $645,842        8.11%
                          ========      ====         ========        ====

Interest-bearing
 deposits                 $476,066      4.78         $451,802        4.72%
Short-term debt             59,907      5.12           61,677        5.04
Long-term debt               5,746      5.69            1,750        4.83
                          --------      ----         --------        ----
Total interest-bearing
 liabilities/cost of
 funds                    $541,719      4.83%        $515,229        4.76%
                          ========      ====         ========        ====

Net interest margin                     4.39%                        4.31%
                                        ====                         ====

Net interest spread                     3.34%                        3.35%
                                        ====                         ====

Total other income rose $9,675,000 over 1996. Excluding the gain on the sale of the credit card portfolio, other income increased $558,000, or 24%. Service charges on deposit accounts increased $198,000, or 16%, as a result of higher business account analysis fees. Trust and investment management fees increased 47%, or $160,000, over 1996 due to increased discretionary assets under investment management and a change from annual billing in 1996 to quarterly in 1997. Discretionary assets under investment management grew to $115 million as of June 30, 1997, up $30 million from June 30, 1996. The remaining increase in other operating income of $212,000, or 28%, was attributable to increased merchant credit card processing fees.

Other expenses increased $37,000. Excluding the gain on the property sale in February, 1997, other expenses increased 552,000, or 5%. Salaries and employee benefits increased $250,000, or 4%, as compared to 1996 due to a highly competitive job market dictating higher base salaries in certain positions coupled with hiring experienced personnel.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

Equipment expenses for the first six months of 1997 decreased $75,000, or 9%. This decrease reflects lower depreciation costs as assets become fully depreciated.

Data processing costs increased $111,000, or 15%, primarily as a result of higher credit card processing fees.

Other operating expenses rose $183,000, or 22%, over 1996. This increase is principally attributable to increased merchant interchange fees.

Asset Quality
-------------

Asset quality remains good, with nonperforming loans (nonaccrual loans and loans past due 90 days or more and still accruing) totaling $1,570,000, or .42%, of loans outstanding. There was no other real estate owned as of June 30, 1997.
At June 30, 1997, the Company's loan loss reserve totaled $4,904,000, or 1.31%, of loans outstanding.

Net chargeoffs year-to-date totaled $754,000, or .36% (annualized), of average loans outstanding. Of the total net chargeoffs year-to-date, $554,000 related to the credit card portfolio and $200,000 related to the $1.7 million December 31, 1996 nonaccrual loan balance, which consisted of one commercial real estate development loan originally collateralized by fourteen condominium units and a combination of improved and unimproved land zoned for 136 multi-family housing units. On May 23, 1997, the borrower sold the property to a new development group; Oak Brook Bank received the closing proceeds and charged off the remaining $200,000 principal balance.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

The following table summarizes the Company's nonperforming assets (in thousands):

                                  June 30,    December 31,
                                    1997         1996
                                 -----------  -----------

Nonaccrual                           $  168       $1,730
Loans which are past due
  90 days or more                     1,402          349
                                     ------       ------
  Total nonperforming loans           1,570        2,079
Other real estate owned                   -            -
                                     ------       ------
  Total nonperforming assets         $1,570       $2,079
                                     ======       ======

Nonperforming loans to loans
  outstanding                           .42%         .49%
Nonperforming assets to loans
  outstanding and other real
  estate owned                          .42%         .49%
Allowance for loan losses to
  nonperforming loans                  3.12x        1.98x

Loans past due 90 days or more as of June 30, 1997 included a $727,000 commercial loan with quarterly interest only payments, collateralized almost entirely by Oak Brook Bank certificates of deposit. The March 31, 1997 interest due was unpaid as of June 30, 1997; payment was received on July 1, 1997, curing the delinquency.

Capital
-------

Shareholders' equity remains strong at $65 million. The unrealized gain on securities available for sale at June 30, 1997 is $161,000 compared to a $273,000 gain at December 31, 1996.

The Company and its subsidiary bank's Tier 1, total risk-based capital and leveraged ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of June 30, 1997 and the minimum ratios for "well capitalized" banks. The Federal regulators exclude the after-tax unrealized gain/loss on securities available for sale from these ratios.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                      Well         Company     Oak Brook
                  Capitalized   Consolidated      Bank
                  ------------  -------------  ----------

Tier 1
 Risk-based        >6%         14.44%           13.48%
                   --

Total Capital
 Ratio            >10%         15.53%           14.56%
                   --

Tier 1 Capital
 leverage          >5%          8.58%            8.00%
                    --

On January 28, 1997, the Company's Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 4%, or approximately 135,000 shares, of its Class A or common stock over the next 18 months. Repurchases are being made in the open market or through negotiated transactions from time to time depending on market conditions. As of June 30, 1997, a total of 119,496 shares of stock have been repurchased at an average price of $23.56. The repurchased stock is held as treasury stock to be used for general corporate purposes.

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

  Oak Brook Bank:

  .Informal Federal funds lines of $49 million with seven correspondent banks, subject to continued good financial standing.

  .Reverse repurchase agreement lines of $150 million with two brokerage firms and three correspondent banks, subject to the availability of collateral and continued good financial standing.

               FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY




 .  Advances up to $21 million from the Federal Home Loan Bank of Chicago. The
   $12.5 million advance outstanding at June 30, 1997, consists of a $2.5 million borrowing at a rate of 5.85% maturing February 20, 1998, a $5 million, 5.48% borrowing callable after February 21, 1998 maturing February 22, 2000 and a $5 million, 5.71% borrowing callable after June 18, 1998 maturing June 18, 2002.

Parent Company:

 . Revolving credit arrangement for $5 million. The line is currently unused and matures on May 1, 1998. It is anticipated to be renewed annually.

 . The parent company also had cash, short-term investments, and other readily marketable securities totaling $5 million at June 30, 1997.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

     PART II.  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held May 6, 1997 at 1400 Sixteenth Street, Oak Brook Bank Conference Center, Oak Brook, Illinois.

     Matters presented to the shareholders for vote were the election of directors and the ratification of the selection of the independent auditors. The results of the votes on these matters are as follows:

ELECTION OF DIRECTORS
------------------------------------

FOR DIRECTORS

                        EUGENE              RICHARD         FRANK       MIRIAM       ALTON       GEOFFREY    ROBERT
                        HEYTOW              RIESER          PARIS       FITZGERALD   WITHERS     STONE       WROBEL
                        ------              ------          -----       ----------   -------     ---------   ------
Total Common
 Votes                 1,225,903            1,225,903       1,225,903   1,225,903   1,225,903   1,225,903   1,225,903

Total Class A
 Votes                    79,384               79,467          79,434      79,434      79,477      79,477      79,477
                       ---------            ---------       ---------   ---------   ---------   ---------   ---------

Total Votes            1,305,287            1,305,370       1,305,337   1,305,337   1,305,380   1,305,380   1,305,380

Percent of Total
 Vote                        81%                  81%             81%         81%         81%         81%         81%


WITHHOLD DIRECTORS

                        EUGENE              RICHARD         FRANK       MIRIAM       ALTON       GEOFFREY    ROBERT
                        HEYTOW              RIESER          PARIS       FITZGERALD   WITHERS     STONE       WROBEL
                        -------             ------          ------      ----------   -------     ---------   ------

Total Common
 Votes                        0                    0               0           0           0           0           0

Total Class A
 Votes                      128                   45              78          78          35          35          35
                          ------            ---------       ---------   ---------    ---------   ---------   ---------

Total Votes                 128                   45              78          78          35          35          35

Percent of Total
Vote                      .008%                .003%           .005%       .005%       .002%       .002%       .002%

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

RATIFICATION OF THE SELECTION OF THE INDEPENDENT AUDITORS
---------------------------------------------------------

                    FOR     AGAINST  ABSTAIN
                    ---     -------  -------
Total Common
 Votes           1,224,164    1,219      562

Total Class A
 Votes              78,140      264    1,302
                 ---------    -----    -----

Total Votes      1,302,304    1,483    1,864

Percent of Total
Vote               80.8%     .09%        .12%

The number of Common and Class A Common shares eligible to vote were 1,523,895 and 1,741,040 respectively. The Class A Common shares represent 87,052 votes because each share is entitled to 1/20th of one vote.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


A.  Exhibits

        Exhibit (27)    Financial Data Schedule

B.  Reports on Form 8-K

     Item 2.  Acquisition or Disposition of Assets - Sale of Mastercard
         Portfolio

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       FIRST OAK BROOK BANCSHARES, INC.
                       ----------------------------------------
                                 (Registrant)



Date  August 12, 1997         /S/RICHARD M. RIESER, JR.
     ----------------------   ---------------------------------
                                 Richard M. Rieser, Jr.,
                                 President, Assistant
                                 Secretary, and Director



Date  August 12, 1997         /S/ROSEMARIE BOUMAN
     ----------------------   --------------------------------
                                 Rosemarie Bouman,
                                 Vice President, Chief
                                 Financial Officer and
                                 Chief Accounting Officer