Form 10-Q
period 1997-09-30
FIRST OAK BROOK BANCSHARES INC
filed 1997-11-13
CIK 717837

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended           SEPTEMBER 30, 1997
                                ---------------------------------------
                                      OR

( ) TRANSITIONS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

Commission file number 0-14468
                       -------

                       First Oak Brook Bancshares, Inc.
                ------------------------------------------------
            (Exact Name of registrant as specified in its charter)

       Delaware                                                 36-3220778
--------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

1400 Sixteenth street, Oak Brook, Illinois                           60523
-----------------------------------------------------              --------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (630) 571-1050
                                                   --------------

Indicate by check mark whether the registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the pass 90 days.

Yes    X          No ________
    --------

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997.

Class A                                           1,800,972
----------------------------------         ---------------------------
CLASS                                      NUMBER OF SHARES

Common                                            1,490,128
----------------------------------         ---------------------------
CLASS                                      NUMBER OF SHARES

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                                           Page
                                                                           ----

Part I. Financial Information
-----------------------------

Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets
       September 30, 1997 and December 31, 1996                             3

     Condensed consolidated statements of income
       Three months ended September 30, 1997 and 1996 and
       Nine months ended September 30, 1997 and 1996                        5

     Condensed consolidated statements or cash flows
       Nine months ended September 30, 1997 and 1996                        7

     Notes to condensed consolidated financial
       statements -- September 30, 1997                                     9


Items 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                       11


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
----------


*  Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (Unaudited)
                                (In Thousands)

                                       September 30,    December 31,
                                           1997              1996
                                           ----              ----
Assets
------
Cash and due from banks                   $ 33,494         $ 38,816

Federal funds sold                          17,000           22,150

Interest-bearing deposits
  with banks                                10,072              289

Securities held-to-maturity, at
  amortized cost (fair value $155,166
  and $132,057 for September 30, 1997
  and December 31, 1996)                   152,945          130,408

Securities available-for-sale, at
  fair value                               167,919          135,546

Loans, net of unearned discount            413,444          420,164
  Less allowance for loan losses            (4,533)          (4,109)
                                          --------         --------
    Net loans                              408,911          416,055
                                          --------         --------

Premises and equipment, net                 17,898           17,470

Other assets                                 8,582            7,921
                                          --------         --------

    Total assets                          $816,821         $768.655
                                          ========         ========

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONT.)
                                  (Unaudited)
                    (In Thousands Except Share Information)

                                               September 30,       December 31,
                                                   1997               1996
                                                   ----               ----
Liabilities
-----------

Noninterest-bearing demand deposits              $146,809            $147,497
                                                 --------            --------
Interest-bearing deposits:
  Savings deposits and interest
    bearing checking accounts                     168,530             180,083
  Money market accounts                            32,514              32,027
  Time deposits
    Under $100,000                                117,416             141,291
    $100,000 and over                             183,486             147,405
                                                 --------            --------

  Total interest-bearing deposits                 501,946             500,806
                                                 --------            --------

    Total deposits                                648,755             648,303
                                                 --------            --------
Securities sold under agreements
  to repurchase                                    48,892              43,205
Treasury, tax and loan demand notes                18,705              11,982
Federal Home Loan Bank advances                    17,500                -
Other liabilities                                  14,353               5,612
                                                 --------            --------

    Total liabilities                             748,205             709,102
                                                 --------            --------

Shareholders' Equity
--------------------

Class A Common Stock (aggregate
  liquidation preference of $11,327)                3,826               3,709
Common stock                                        3,337               3,382
Surplus                                            10,871              10,472
Unrealized gain on securities
  available-for-sale, net of taxes                  1,362                 273
Retained earnings                                  52,805              42,487
Less cost of shares in treasury,
  118,000 Class A and 174,023 common
  shares in 1997 and 172,527 common
  shares in 1996                                   (3,585)               (770)
                                                 --------            --------

  Total shareholders' equity                       68,616              59,553
                                                 --------            --------

  Total liabilities and
    shareholders' equity                         $816,821            $768,655
                                                 --------            --------

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In Thousands)

                                           Three Months         Nine Months
                                        Ended September 30   Ended September 30
                                         1997        1996     1997        1996
                                         ----------------     ----------------
Interest income:
  Interest on loans                     $ 8,156    $ 9,187   $27,478    $26,718
  Interest on securities:
    U.S. Treasury and Government
      agencies                            4,145      2,998    10,604      8,926
    Obligations of states and
      political subdivisions                626        717     1,886      2,136
    Other securities                        252        109       355        317
  Interest on Federal funds sold and
    securities purchased under
    agreements to resell                    119        321       418        612
  Interest on deposits with banks           175          3       182          9
                                        -------    -------   -------    -------
    Total interest income                13,473     13,335    40,923     38,718
                                        -------    -------   -------    -------
Interest expense:
  Interest on savings deposits and
    interest bearing checking accounts    1,534      1,690     4,650      5,174
  Interest on money market accounts         273        233       806        654
  Interest on time deposits               4,358      3,849    11,989     10,551
  Interest on Federal funds purchased
    and securities sold under
    agreements to repurchase                619        717     1,851      2,086
  Interest on Treasury, tax and loan
    demand notes                            113        107       401        286
  Interest on Federal Home Loan Bank
    advances                                186          -       348         42
                                        -------    -------   -------    -------
    Total interest expense                7,083      6,596    20,045     18,793
                                        -------    -------   -------    -------
Net interest income                       6,390      6,739    20,878     19,925

Provision for loan losses                     -        375     1,550      1,035

Net interest income after provision
                                        -------    -------   -------    -------
  for loan losses                       $ 6,390    $ 6,364   $19,328    $18,890
                                        -------    -------   -------    -------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONT.)
                                  (Unaudited)
                    (In Thousands Except Share Information)

                                                     Three Months               Nine Months
                                                  Ended September 30        Ended September 30
                                                   1997         1996        1997          1996
                                                   -----------------        ------------------
Other income:
  Service charges on deposit accounts             $  739       $  623      $ 2,139       $ 1,824
  Trust and investment management fees               245          160          742           497
  Other operating income                             795          462        1,751         1,208
  Investment securities gains (losses)                 -            8           (9)           11
  Gain on sale of credit card portfolio                -            -        9,117             -
                                                  ------       ------      -------       -------
     Total other income                            1,779        1,253       13,740         3,540
                                                  ------       ------      -------       -------
Other expenses:
  Salaries and employee benefits                   3,003        3,026        9,241         9,014
  Occupancy expense                                  359          365        1,099         1,063
  Equipment expense                                  380          451        1,161         1,307
  Data processing                                    181          433        1,054         1,194
  Professional fees                                   90           81          306           244
  Postage, stationery and supplies                   194          174          561           552
  Advertising and business development               292          392        1,045         1,186
  FDIC premiums                                       19            1           59             2
  Gain on other real estate owned                      -            -         (515)            -
  Other operating expenses                           475          415        1,494         1,251
                                                  ------       ------      -------       -------
     Total other expenses                          4,993        5,338       15,505        15,813
                                                  ------       ------      -------       -------

Income before provision for income
  taxes                                            3,176        2,279       17,563         6,617

Provision for income taxes                           946          557        5,994         1,627
                                                  ------       ------      -------       -------

Net income                                        $2,230       $1,722      $11,569       $ 4,990
                                                  ======       ======      =======       =======

Earnings per common share and common
  equivalent share                                $  .66       $  .50      $  3.42       $  1.45
                                                  ======       ======      =======       =======

Dividends per share:
  Class A Common                                  $ .130       $ .090      $  .390       $  .270
  Common                                            .105         .075         .315          .225
                                                  ======       ======      =======       =======

Weighted average number of common
  shares and common share
  equivalents                                  3,380,968    3,443,876    3,381,076     3,447,971
                                               =========    =========    =========     =========

            See notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (In Thousands)

                                                            1997        1996
                                                          --------    --------
                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                              $ 11,569    $  4,990

  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Gain on credit card portfolio sale                     (9,117)         -
     Depreciation, discount accretion, premium
       amortization and amortization of intangibles          1,857       2,529
     Provision for loan losses                               1,550       1,035
     Investment securities (gains) losses                        9         (11)
     Increase in other assets                                 (694)       (576)
     Increase in other liabilities                           8,146         988
                                                          --------    --------

Net cash provided by operating activities                   13,320       8,955
                                                          --------    --------

Cash flows from investing activities:
  Purchase of interest bearing deposits
   with banks                                              (10,000)         -
  Purchase of securities held-to-maturity                  (79,147)    (41,033)
  Purchase of securities available-for-sale                (83,939)    (70,905)
  Proceeds from maturities of securities
   held-to-maturity                                         51,709      36,034
  Proceeds from sales and maturities of
   securities available-for-sale                            57,636      68,531
  Proceeds from credit card portfolio sale                  64,000          -
  Increase in loans                                        (49,289)    (50,507)
  Additions to premises and equipment                       (1,746)       (690)
                                                          --------    --------

Net cash used in investing activities                      (50,776)    (58,570)
                                                          --------    --------

Cash flows from financing activities:
  Increase (decrease) in demand deposits                      (688)     10,141
  Decrease in savings and interest bearing
    checking accounts                                      (11,554)     (7,173)
  Increase in money market accounts                            487       2,826
  Increase in time deposits                                 12,207      78,502
  Increase in Treasury, tax and
    loan demand notes                                        6,723      14,233
  Proceeds from Federal Home Loan Bank advances             17,500          -
  Repayment of Federal Home Loan Bank advances                  -       (3,500)
  Increase (decrease) in securities sold under
    agreements to repurchase                                 5,687      (2,819)
  Exercise of stock options                                    471          61
  Purchase of treasury stock                                (2,815)        (37)
  Cash dividends                                            (1,251)       (946)
                                                          --------    --------

Net cash provided by financing activities                   26,767      91,288
                                                          --------    --------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)
                                  (Continued)

                                                1997         1996
                                                ----         ----
Net increase (decrease) in cash and
  cash equivalents                            (10,689)       41,673
Cash and cash equivalents at beginning
  of period                                    61,255        37,511
                                               ------        ------
Cash and cash equivalents at end of
  period                                      $50,566       $79,184
                                               ======        ======
Supplemental disclosures:
  Interest paid                               $20,157       $18,185
  Income taxes paid                             4,643         1,855
                                               ======        ======

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included, operating results for the three and nine months period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     New Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended September 30, 1997 and September 30, 1996 of $.02 and $.01 per share, respectively. For the nine months ended September 30, 1997 and September 30, 1996, primary earnings per share would increase $.11 and $.03 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earning per share for these quarters and the year to data is not expected to be material.

2.   Commitments and Contingent Liabilities:

     In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, which are not reflected in the financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments and lines of credit is limited to their contractual amount. Many commitments to extend credit expire

                  FIRST OAK BROOK BANCSHARES, INC. SUBSIDIARY

     without being used; therefore, the amounts stated below do not necessarily represent future cash commitments. These commitments are subject to the same credit policy as followed for loans recorded in the financial statements.

     The summary of these commitments to extend credit follows (in thousands):

                              September 30, 1997       December 31, 1996
                              ------------------       -----------------
          Commercial           $121,339                 $  89,797
          Home equity            77,083                    66,772
          Credit card and
           check credit             950                   305,061

3.   Shareholders' Equity:

     Shares authorized, issued and outstanding are as follows:

                                        September 30,       December 31
                                            1997               1996
                                            ----               ----
     Preferred Stock, Series B,
        no par value:
          Authorized                      100,000             100,000
          Issued                             None                None
          Outstanding                        None                None
     Class A Common Stock,
        $2.00 par value
          Authorized                    4,000,000           4,000,000
          Issued                        1,913,094           1,854,482
          Outstanding                   1,795,094           1,854,482
     Common Stock
        $2.00 par value
          Authorized                    3,000,000           3,000,000
          Issued                        1,668,629           1,691,138
          Outstanding                   1,494,606           1,518,611

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

     The October cash dividend increased 15% on the Class A Common and 19% on the Common stock. The new Class A Common quarterly dividend was $.15 per share, up from the July dividend of $.13 per share. The new Common quarterly dividend was $.125 per share, up from the July quarterly dividend of $.105. The dividend were both paid on October 22, 1997 to shareholders of record on October 10, 1997.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Third Quarter Results
-------------------

Net income for the third quarter of 1997 was $2,230,000 compared with $1,722,000 earned in the third quarter of 1996, an increase of $508,000 or 30%. Earnings per share for the third quarter of 1997 were $.66 as compared to $.50 for 1996.

Key performance indicators for the 1997 third quarter show a return on average assets of 1.11% compared with 0.92% for the third quarter of 1996. For the third quarter of 1997, the return on average shareholders' equity was 13.36% compared with 12.34% for the same quarter of 1996.

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, decreased $399,000 or 6%. The net interest margin for the third quarter of 1997 was 3.57% compared to 4.12% for the same period last year. These decreases are attributable to the sale of the credit card portfolio in the second quarter of 1997.

Average balances and effective interest yields and rates on a tax equivalent basis for the third quarters of 1997 and 1996 were as follows (dollars in thousands):

                                   1997                     1996
                                ----------               ----------
                            Average    Effective     Average    Effective
                            Balance      Yield       Balance      Yield
                            -------      -----       -------      -----
Federal funds sold        $   7,917      5.57%      $ 24,268      5.28%
Interest-bearing
   deposits with banks       10,174      7.16            248      5.31
Securities                  332,721      6.29        256,713      6.38
Loans                       392,081      8.29        401,565      9.15
                            -------      ----        -------      ----
Total earning assets/
   yield                   $742,893      7.35%      $682,794      7.97%
                            =======      ====        =======      ====

Interest-bearing
   deposits                $501,398      4.88%      $479,507      4.79%
Short-term debt              55,814      5.20         65,838      4.99
Long-term debt               12,826      5.76              -         -
                            -------      ----        -------      ----
Total interest-bearing
   liabilities/cost of
   funds                   $570,038      4.93%      $545,345      4.81%
                            =======      ====        =======      ====

Net interest margin                      3.57%                    4.12%
                                         ====                     ====

Net interest spread                      2.42%                    3.16%
                                         ====                     ====

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

Based on management's review of the adequacy of the loan loss reserve, there was no provision for loan losses for the third quarter of 1997.

Total other income increased $526,000 or 42%. Service charges on deposit accounts increased $116,000 primarily due to an increase in business account analysis fees. Trust and investment management fee income rose $85,000 principally due to an increase in assets under investment management. Discretionary assets under investment management totaled $130 million at September 30, 1997 compared to $85 million at September 30, 1996. The $333,000 increase in other operating income was principally attributable to the revenue sharing on the sold credit card portfolio of $225,000, the introduction of an ATM surcharge fee and increased merchant credit card processing fees.

Other expenses for the third quarter decreased $345,000, or 6%, compared to 1996 primarily due to the disposition of the credit card portfolio and the Company's cost savings initiatives. Salaries and benefits decreased $23,000 as a result of the sale of the credit card portfolio. The elimination of credit card department salaries was offset by the redeployment of certain talented credit card personnel to growing areas of the bank including indirect auto and merchant card processing. Also normal raises, higher compensation due to competitive market conditions and additional upgrades made to strengthen the commercial areas of the bank minimized the decrease in salaries.

Data processing fees decreased $252,000 and advertising decreased $100,000 primarily due to the sale of the credit card business.

Other operating expenses increased $60,000 primarily as the result of increased merchant interchange fees.

Earnings Highlights - Nine Month Results
-------------------

Net income for the nine months ended September 30, 1997 was $11,569,000, compared with $4,990,000 earned in 1996, an increase of $6,579,000. Earnings per share for the first nine months of 1997 were $3.42 as compared to $1.45 earned in 1996.

Year to date results include the sale of Oak Brook Bank's credit card portfolio on June 30, 1997 and the sale of surplus property formerly leased to a third party in February, 1997. The credit card portfolio sale resulted in a net gain of $5 million, and the company reorganized an after-tax gain of $340,000 on the property sale. Excluding these nonrecurring items, net income for the year to date increased $1,243,000, or 25%, over 1996.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Key performance indicators for the first nine months of 1997 and 1996 compare as follows (amounts in thousands except earnings per share:

                                                 1997
                                              (excluding
                                             nonrecurring
                                      1997       items)       1996
                                      ----       -----        ----
Net income                         $11,569       $6,233     $4,990

Earnings per share                 $  3.42       $ 1.84     $ 1.45

Return on average assets              2.01%        1.08%       .93%

Return on average shareholders'
   equity                            25.26%       13.61%     12.13%

Key indicators have increased due to improved earnings and nonrecurring items. Earnings per share and return on average shareholders' equity also reflect the positive impact of the stock buyback program initiated in the first quarter of 1997. See Capital discussion for details about the stock buyback.

On a tax equivalent basis, net interest income for the first nine months of 1997 totaled $21,745,000 as compared to $20,917,000 in 1996, a 4% increase. This increase is due to an 8% increase in average earning assets offset by a 4% decrease in the net interest margin.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

Average balances and effective interest yields and rates on a tax equivalent basis for the first nine months of 1997 and 1996 were as follows (dollars in thousands):

                                      1997                       1996
                              ---------------------      ---------------------
                              Average     Effective      Average     Effective
                              Balance       Yield        Balance       Yield
                              --------    ---------      --------    ---------
Federal Funds sold            $ 10,086      5.40%        $ 15,432       5.30%
Interest-bearing
  deposits with banks            3,639      7.11              238       5.25
Securities                     283,920      6.41          257,579       6.35
Loans                          411,799      8.96          384,999       9.31
                              --------      ----         --------       ----
Total earning assets/
  yield                       $709,444      7.88         $658,248       8.06%
                              ========      ====         ========       ====
Interest-bearing
  deposits                    $484,603      4.81         $461,104       4.75%
Short-term debt                 58,528      5.14           63,074       5.02
Long-term debt                   8,132      5.72            1,162       4.83
                              --------      ----         --------       ----
Total interest-bearing
  liabilities/cost of
  funds                       $551,263      4.86%        $525,340       4.78%
                              ========      ====         ========       ====

Net interest margin                         4.10%                       4.24%
                                            ====                        ====

Net interest spread                         3.01%                       3.28%
                                            ====                        ====

Total other income rose $10,200,000 over 1996. Excluding the gain on the sale of the credit card portfolio, other income increased $1,083,000, or 31%. Service charges on deposit accounts increased $315,000, or 17%, as a result of higher business account analysis fees. Trust and investment management fees increased 49%, or $245,000, over 1996 due to increased discretionary assets under investment management. The remaining increase in other operating income of $543,000 was attributable to the revenue sharing on the sold credit card portfolio of $225,000, the introduction of an ATM surcharge fee and increased merchant credit card processing fees.

Total other expenses decreased $308,000 over 1996. Excluding the gain on the property sale in February, 1997, other expenses increased $207,000, or 1%. Salaries and employee benefits increased $227,000 as a result of normal raises, higher compensation due to competitive market conditions, additional upgrades and increased staff in the growing areas of the bank including indirect auto, merchant card processing and commercial departments. This increase was offset by the elimination of salaries due to the sale of the credit card department.

               FIRST OAK BROOK BRANCSHARES, INC. AND SUBSIDIARY

Data processing fees decreased $140,000 and advertising and business development costs decreased $141,000, primarily due to the sale of the credit card portfolio.

Other operating expense increased $243,000. This increase was primarily due to increased merchant interchange fees.

Asset Quality
-------------

Asset quality remains good, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing, and other real estate owned) totaling $456,000 at September 30, 1997. Net chargeoffs for the first nine months of 1997 totaled $1,126,000 or .36% (annualized) of average loans outstanding. The allowance for loan losses to total loans was 1.10% at September 30, 1997.

The following table summarizes the Company's nonperfoming assets (in thousands):

                                        September 30,       December 31,
                                            1997               1996
                                            ----               ----
Nonaccrual                               $    0              $1,730
Loans which are past due
  90 days or more                           308                 349
                                            ---               -----
  Total nonperforming loans                 308               2,079
Other real estate owned                     148                   -
                                            ---               -----
  Total nonperforming assets             $  456              $2,079
                                            ===               =====
Nonperforming loans to loans
  outstanding                               .07%                .49%
Nonperforming assets to loans
  outstanding and other real
  estate owned                              .11%                .49%
Allowance for loan losses to
  nonperforming loans                     14.72%               1.98%

Capital
-------

Shareholders' equity grew to $68.6 million at September 30, 1997. The after-tax unrealized gain on securities available for sale at September 30, 1997 is $1.4 million compared to a $273,000 gain at December 31, 1996.

The Company and its subsidiary bank's Tier 1, total risk-based capital and leveraged ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of September 30, 1997 and the minimum ratios for "well capitalized" banks. The Federal regulators exclude the after-tax unrealized gain/loss on securities available for sale from these ratios.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                             Well                Company        Oak Brook
                         Capitalized           Consolidated        Bank
                         -----------           ------------        ----
Tier 1
     Risk-based         (Greater than
                        or equal to) 6%          14.07%         12.95%
Total Capital
     Ratio              (Greater than
                        or equal to) 10%         15.02%         13.90%
Tier 1 Capital
     leverage           (Greater than
                        or equal to) 5%           8.34%          7.68%

On January 28, 1997, the Company's Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 4%, or approximately 135,000 shares, of its Class A or common stock over the next 18 months. Repurchases can be made in the open market or through negotiated transactions depending on market conditions. As of September 30, 1997, a total of 119,496 shares of stock have been repurchased at an average price of $23.56. No shares have been repurchased since April, 1997. The repurchased stock is held as treasury stock to be used for general corporate purposes.

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

     Oak Brook Bank:

     . Informal Federal funds lines of $54 million with six correspondent banks, subject to continued good financial standing.

     . Reverse repurchase agreement lines of $150 million with two brokerage firms and three correspondent banks, subject to the availability of collateral and continued good financial standing.

     . Advances up to $25.5 million from the Federal Home Loan Bank of Chicago. The $17.5 million advance outstanding at September 30, 1997, consists of:

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

     Borrowing                     Rate                       Maturity
     ---------                     ----                       --------
     $ 2,500                       5.85%                   2/20/1998
       5,000                       5.48%                   2/22/2000 (callable
                                                           after 2/21/1998)
       5,000                       5.71%                   6/18/2002 (callable
                                                           after 6/18/1998)
       5,000                       6.41%                   9/25/2002
     -------
     $17,500
     =======

Parent Company:

 . Revolving credit arrangement for $5 million. The line is currently unused and matures on May 1, 1998. It is anticipated to be renewed annually.

 . The parent company also had cash, short-term investments, and other readily marketable securities totaling $6,339,000 at September 30, 1997.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


A.     Exhibits

          Exhibit (27)  Financial Data Schedule

B.     Reports on Form 8-K

          None

                FIRST OAK BROOK BANCSHARES, INC, AND SUBSIDIARY


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST OAK BROOK BANCSHARES, INC.
                                             ----------------------------------
                                                       (Registrant)



Date   November 7, 1997                      /S/ RICHARD M. RIESER, JR.
     --------------------                    ----------------------------------
                                                Richard M. Rieser, Jr.,
                                                President, Assistant
                                                Secretary, and Director


Date   November 7, 1997                      /S/ ROSEMARIE BOUMAN
     --------------------                    ----------------------------------
                                                Rosemarie Bouman
                                                Vice President, Chief
                                                Financial Officer and
                                                Chief Accounting Officer