Form 10-K405
period 1997-12-31
FIRST OAK BROOK BANCSHARES INC
filed 1998-03-31
CIK 717837

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended     December 31, 1997
                              ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from __________ to ___________

    Commission file number 0-14468.
                           --------

                       First Oak Brook Bancshares, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                           36-3220778
-------------------------------                       --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

1400 Sixteenth Street, Oak Brook, Illinois                      60523
-------------------------------------------                  ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1998 was: $111,163,119 based upon the last sales price of the registrant's Class A Common stock at $48.125 per share as reported by the National Association of Securities Dealers Automated Quotation System.

The number of shares outstanding of each of the registrant's classes of common stock as of March 17, 1998: 1,461,665 shares of Common Stock and 1,887,240 shares of Class A Common Stock.

Documents incorporated by reference: Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, and Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed on or about April 1, 1998 are incorporated by reference into Parts I., II. and III. hereof, to the extent indicated in the Form 10-K Cross-Reference Index.

                        Form 10-K Cross-Reference Index

Certain information required to be included in Form 10-K is also included in the 1997 Annual Report to Shareholders or in the Proxy Statement used in connection with the 1998 Annual Meeting of Shareholders to be held on May 5, 1998. The following Cross-Reference Index shows the page location in the 1997 Annual Report or in the Proxy Statement of only that information which is to be incorporated by reference into Form 10-K. All other sections of the 1997 Annual Report or the Proxy Statement are not required in Form 10-K and should not be considered a part thereof.

                                                               1997   1997       1998
                                                               FORM   ANNUAL    PROXY
Item No.           Part I                                      10-K   REPORT  STATEMENT
                                                               -------------------------

1.  Business..............................................     2-11
      Statistical Disclosure by Bank Holding Companies  ..              7-22

2.  Properties............................................    11-12

3.  Legal Proceedings.....................................       12

4.  Submission of Matters to a Vote of Security Holders ..       12

                   Part II

5.  Market for Registrant's Common Equity
      and Related Stockholder Matters.....................             35-37

6.  Selected Financial Data...............................                 7

7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operation........              7-22

7a. Quantitative and Qualitative Disclosures about
      Market Risk.........................................             16-17

8.  Financial Statements and Supplementary Data...........             23-39

9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure.................       13

                   Part III

10. Directors and Executive Officers of the Registrant....                            5-6

11. Executive Compensation................................                          10-12

12. Security Ownership of Certain Beneficial
      Owners and Management...............................                            2-3

13. Certain Relationships and Related Transactions........                              7

                   Part IV

14. Exhibits, Financial Statement Schedules
      and Reports on Form 8-K.............................    15-18

     Signatures...........................................       19

                                    PART I
ITEM 1.  BUSINESS

General
-------

First Oak Brook Bancshares, Inc. ("the Company") was organized under Delaware law on March 3, 1983, as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding capital stock of Oak Brook Bank ("the Bank"), Oak Brook, Illinois, which is an Illinois state-chartered bank. The bank has eight locations in DuPage County and two locations in Cook County. A new branch opened in Aurora, Illinois in January, 1998 and one is scheduled to open in Glen Ellyn, Illinois in the fourth quarter of 1998; both are located in DuPage County.

The Company has two classes of common stock, Class A Common stock and Common stock. The Common stock is convertible into Class A Common at any time on a one-for-one basis. The Company has authorized shares of Class A Common and Common stock of 4,000,000 and 3,000,000, respectively.

As of December 31, 1997, the Company had total assets of $816,144,000; loans of $447,332,000, deposits of $627,763,000, and shareholders' equity of $71,661,000.

The business of the Company consists primarily of the ownership, supervision and control of its subsidiary bank. The Company provides its subsidiary bank with advice, counsel and specialized services in various fields of banking policy and strategic planning. The Company also engages in negotiations designed to lead to the acquisition of other banks and closely related businesses.

The Bank is engaged in the general retail and commercial banking business. The services offered include demand, savings, and time deposits, corporate cash management services, and commercial and personal lending products. In addition, related products and services are offered including discount brokerage, mutual funds and annuity sales and foreign currency sales. The Bank has a full service investment management and trust department.

The Bank originates the following types of loans: commercial, real estate (land acquisition and construction, commercial mortgages, residential mortgages and home equity lines), indirect auto and consumer loans. The extension of credit inherently involves certain levels and types of risk (general economic conditions, industry and concentration risk, interest rate risk, and credit and default risk) which the Company manages through the establishment of lending, credit and asset/liability management policies and procedures.

On June 30, 1997, the Company sold substantially all of its credit card portfolio. Although credit card lending was still a high-return business, future growth potential was questionable, acquiring and retaining customers was becoming more difficult and more costly, and consumer delinquency and bankruptcy was increasing. The sale allows the Company to market credit cards under an agency relationship and refocus internal efforts on the acquiring (merchant) side of the business and strengthen other of the Bank's core businesses.

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

The Bank's loan policy grants limited loan approval authority to designated loan officers. Where a credit request exceeds the loan officer's approval authority, approval by a senior lending officer and/or bank loan committee is required.
The loan policy also sets forth those credit requests that, either because of the amount and/or type, require the approval of the bank loan committee.

The chart that follows sets forth the credit risks, loan origination procedures, underwriting standards and lien position generally associated with the Bank's lending in each major loan category. The major loan categories are commercial loans; commercial real estate, including land acquisition, development and construction loans; residential real estate, including purchase money, refinance and home equity loans; indirect auto loans; and consumer loans, including direct auto loans, check credit and student loans. These loans are made generally in the Chicago Metropolitan area and are generally secured by collateral located in the Chicago Metropolitan area.

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

====================================================================================================================================
    LOAN TYPE
  YEAR END BAL.        PRINCIPAL                    SIGNIFICANT                            MAJOR
     (000's)            CREDIT                   LOAN ORIGINATION                       UNDERWRITING
   % OF LOANS           RISKS                     DOCUMENTATION                           STANDARDS                  LIEN POSITION
====================================================================================================================================
Commercial         Borrower default     Personal financial statements of      Determination of eligible and         Unsecured:
-Working capital   Industry change       guarantors                            ineligible receivables                Companies with
-Term              General economic     Personal tax returns of guarantors    Advances generally not to exceed       significant net
                    conditions          Business financial statements, or      80% of eligible collateral            worth relative
Balance  $54,658                         tax returns (if applicable)          Annual credit review                   to debt
%           12.2%                       Cash flow projections                 Debt to tangible net worth normally    and solid
                                        Credit history                         less than 4 to 1                      operating
                                        Mercantile reports                    Assessment of company's cash flow      history
                                        Supplier references                    -net annual cash flow should be      Secured:
                                        Customer references                     120% of the total estimated          Blanket first
                                        If applicable                           annual debt service (with a 100%     lien on key
                                        -Collateral valuation                   floor)                               business assets
                                        -Accounts receivable and accounts     Maximum length of term loans           (unmonitored or
                                         payable listing and aging             generally 7 years                     with limited
                                        -Machinery, furniture, fixtures and   Personal guaranties of controlling     monitoring)
                                         equipment, inventory lists            owners of smaller closely held       Secured:
                                        -Pre-loan audit                        companies (full or partial)           Specific first
                                                                              Periodic monitoring of accounts        lien on assets
                                                                               receivable                            being
                                                                              Periodic audit for asset based loans   financed
                                                                              Loan covenant restrictions             (including
                                                                              -Other borrowings                      leases)
                                                                              -Payment of dividends
                                                                              -Limit on owner withdrawals
                                                                              -Sale of company
                                                                              -Capital expenditures
                                                                              -Debt to net worth limits
                                                                              -Minimum tangible net worth
                                                                              Evidence of insurance
------------------------------------------------------------------------------------------------------------------------------------
Commercial         Borrower default     Personal financial statements of      Loans to appraised value generally    Secured:
Mortgages          Industry change       guarantors                            not to exceed 80% (with a ceiling    First mortgages
                   General economic     Personal tax returns of guarantors     of 85%)                              Assignment of
Balance  $73,376    conditions          Business financial statements, or     Assessment of property's cash flow     rents/leases
%           16.4%                        tax returns (if applicable)           -net annual cash flow should be      Security
                                        Cash flow projections                   120% of the total estimated          agreement on
                                        Credit history                          annual debt service (with a 100%     fixtures
                                        Lender references                       floor)                              Environmental
                                        Appraisals                            Personal guaranties of controlling     indemnity
                                        Environmental assessments              owners (full or partial)              agreement
                                        Credit history of key tenants         Evidence of insurance
                                        Financial information on key tenants  Tax and insurance reserves (if
                                        Review of leases                       applicable)
                                        Market trends and conditions
------------------------------------------------------------------------------------------------------------------------------------

                                       4

====================================================================================================================================
   LOAN TYPE
   YEAR END BAL.         PRINCIPAL                SIGNIFICANT                             MAJOR
     (000's)              CREDIT               LOAN ORIGINATION                       UNDERWRITING
   % OF LOANS              RISKS                 DOCUMENTATION                          STANDARDS                  LIEN POSITION
====================================================================================================================================
Land acquisition      Project            Personal financial statements        Land acquisition loan to value    Secured:
and construction       completion         of guarantors                        generally not to exceed 50%      First mortgages
                      Borrower default   Personal tax returns of guarantors    (with a ceiling of 65%)          Assignment of
Balance    $36,525    Industry change    Business financial statements or     Land development loan to value     rents/leases
 %             8.2%                       tax returns (if applicable)          generally not to exceed 75%      Assignment of unit
                                         Cash flow projections                Contruction loan to value          sale contracts
                                         Credit history                        generally not to exceed 75%      Assignment of plans,
                                         Industry experience and reputation    (with a ceiling of 85%) of        specifications
                                         Contractor references                 retail value                      construction and
                                         Lender references                    Assessment of project cash flow    service contracts
                                         Market trends and conditions         Disbursement escrows              Assignment of
                                         Project feasibility                  Personal guaranties (full or       developers rights
                                         -Market acceptance                    partial)                         Environmental
                                         -Project marketing strategy          Evidence of insurance              indemnity agreement
                                         -Engineering review                  Inspection
                                         Appraisals
                                         Environmental assessments            Residential subdivision
                                                                               projects
                                         Review of other current projects    -Minimum unit release
                                          by developer                        requirements for accelerated
                                                                              payback
                                                                             -Interest reserves
                                                                              (if applicable)
------------------------------------------------------------------------------------------------------------------------------------
Residential Real
Estate

A) Portfolio          Borrower default   Application (including               Debt to income generally not to   Secured:
1) Purchase money     -Reduction of       financials)                          exceed 39% gross annual income   -First mortgages
2) Refinance           income            Verification of employment and       Principal/interest/taxes/
                      -Excessive debt     income                               insurance generally less than
                      -Future death,     Verification of deposits              28% of gross annual income
                       disability or      (excluding home equity)             Loan to value
B) Secondary Market    divorce           Collateral appraisal, generally      -generally not to exceed 80% for
1) Purchase money     Decline in          two appraisals for property          loans under $500,000
2) Refinance           market value       values in excess of $500,000        -generally not to exceed 70%
                      Completion of      Credit history                        for loans greater than $500,000
                       construction

Balance    $96,766                                                            Insurance (flood, hazard)
%             21.6%                                                           Two year job history or
                                                                               employment in related field
                                                                              No serious prior derogatory
                                                                               credit history
                                                                              No current delinquencies

                                                                              Secondary market loans
                                                                               (in addition to above):
                                                                              -Loan to value generally not
                                                                               to exceed 95%
                                                                              -Loan to values which exceed
                                                                               80% require private mortgage
                                                                               insurance
                                                                              -Investor approval

C) Home equity        Same as above      Same as above                        Same as above                     -Primarily Second
                                                                                                                 mortgages
Balance    $65,273
%             14.6%
------------------------------------------------------------------------------------------------------------------------------------


-===================================================================================================================================
       LOAN TYPE
     YEAR END BAL.            PRINCIPAL                   SIGNIFICANT                         MAJOR
        (000's)                CREDIT                   LOAN ORIGINATION                  UNDERWRITING
      % OF LOANS                RISKS                    DOCUMENTATION                      STANDARDS              LIEN POSITION
====================================================================================================================================
Indirect Auto             Borrower default    Application (with financials)   Debt to income ratio generally   Secured, recorded
                          -Reduction of       Verification of employment       not to exceed 39% of gross       lien on title
Balance        $105,807    income             Credit history                   annual income                   Single interest
%                 23.7%   -Excessive debt     Evidence of insurance           No serious prior derogatory       insurance
                          -Future death,                                       credit history
                           disability or                                      No current delinquencies
                           divorce                                            Stable employment and
                          Collateral value                                     residence
                           decline                                            Established credit unless
                          Casualty                                             down payment> 25%


                          Dealer              New dealerships are submitted   New cars-
                          -Business decline    for credit approval             -invoice up to $18,000, will
                          -Industry decline   -Review dealers trade and         finance up to $500 over
                          -General             references                       invoice
                           economic           -Review dealer financial         -invoice over $18,000, will
                           conditions          statements                       finance up to $1,000 over
                          -Fraud              -Mercantile report                invoice
                                              -Annual review                  Used cars (generally not
                                              -Signed dealer agreement         older than 4 years)-loans
                                                                               limited to 100% of
                                                                               NADA loan value
-----------------------------------------------------------------------------------------------------------------------------------
Consumer                  Borrower default    Application (with financials)   Debt to income ratio generally   Secured, recorded
Auto (direct)             -Reduction of       Verification of employment       not to exceed 39% of gross       lien on title
                           income             Credit history                   annual income                   Single interest
Balance           $3,181  -Excessive debt     Evidence of insurance           No serious prior derogatory       insurance
%                    .7%  -Future death,                                       credit history
                           disability or                                      No current delinquencies
                           divorce                                            Stable employment and
                          Collateral value                                     residence
                           decline                                            Established credit unless
                          Casualty                                             down payment> 25%
                                                                              New cars -
                                                                               -invoice up to $18,000, will
                                                                                finance up to $500 over
                                                                                invoice
                                                                               -invoice over $18,000, will
                                                                                finance up to $1,000
                                                                                over invoice
                                                                              Used cars (generally not
                                                                               older than 4 years)-loans
                                                                               limited to 100% of
                                                                               NADA loan value

Student                   Loss of             Application                     Compliance with government       Unsecured,
                           Government                                          standards                        Government
Balance           $6,062   guaranty                                                                              guaranty
%                    1.3%



Other


Balance           $5,689  Various             Various                         Various                          Various
%                    1.2%

-----------------------------------------------------------------------------------------------------------------------------------

                                       6

Competition
-----------

The Company and its subsidiary bank operate primarily in DuPage County, Illinois, with eight locations, and two locations in Cook County, Illinois, one of which is located in western Cook County and the other on Chicago's North Shore.

At June 30, 1997, the Company's seven DuPage County, Illinois, offices held $561 million in deposits for an approximate 5.6% market share in relation to the total deposits in DuPage County commercial banks. The Company's two offices in Cook County, Illinois, contained $74 million in deposits for an approximate .1% market share of Cook County. The Company's offices are part of the Chicago banking market, as defined by the Federal Reserve Bank of Chicago, consisting of Cook, DuPage and Lake Counties, which at June 30, 1997, had $108.5 billion in deposits.

The Company's subsidiary bank is located in a highly competitive market facing competition for deposits, loans and other financial services from many financial intermediaries, including banks, savings and loan associations, finance companies, credit unions, mortgage companies, retailers, stockbrokers, insurance companies, mutual funds and investment companies, many of which have greater assets and resources than the Company.

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

The Federal Reserve Bank examines and supervises bank holding companies pursuant to risk-based capital adequacy guidelines. These guidelines establish a uniform capital framework that is sensitive to risk factors, including off-balance sheet exposures, for all federally supervised banking organizations. This can impact a bank holding company's ability to pay dividends and expand its business through the acquisition of subsidiaries if capital falls below the levels established by these guidelines. As of December 31, 1997 the Company's Tier 1, total risk-based capital and leveraged ratios were in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. See the Company's Annual Report at pages 35-36 for a more detailed discussion of the Risk Based Assessment System and the impact upon the Company and its subsidiary bank.

Federal Deposit Insurance
-------------------------

Under Federal law, the FDIC has authority to impose special assessments on insured depository institutions, to repay FDIC borrowings from the United States Treasury or other sources, and to establish semi-annual assessment rates for Bank Insurance Fund ("BIF") member banks to maintain the BIF at the designated reserve ratio required by law. Effective January 1, 1998 the FDIC Assessment Rate Schedule for BIF members ranged from zero for "well capitalized" institutions to $.27 per $100 for "undercapitalized" institutions as set forth in the following table:

                          BIF RATES
     ---------------------------------------------------------
      Capital                     Supervisory Subgroup
                            ----------------------------------
       Group                     A          B          C
     ---------------------------------------------------------

     Well capitalized             0c         3c        10c
     Adequate                     3         10         24
     Under capitalized           17         24         27

The Funds Act also authorized the Financing Corporation ("FICO") to levy annual assessments of BIF-assessable deposits to service FICO bond obligations. On January 2, 1998 the Company's subsidiary bank was assessed $38,400 for its semiannual FICO payment. The BIF assessment must equal 1/5 of the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund ("SAIF"). The annual assessment rates for FICO were determined from the September 30, 1997 call reports and for BIF institutions the rate was 1.256c per $100.

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

The Riegle/Neal Interstate Banking and Branching Efficiency Act of 1994 ("The
-----------------------------------------------------------------------------
Interstate Banking Act")
------------------------

The Interstate Banking Act allowed "adequately capitalized" and "adequately managed" bank holding companies to acquire banks in any state as of September 29, 1995. The Act also allows interstate merger transactions.

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

The Interstate Banking Act also amended the Federal Deposit Insurance Act to allow responsible agencies to approve merger transactions between insured banks with different home states regardless of whether the transaction is prohibited under state law. Through interstate merger transactions, banks are able to acquire branches of out of state banks by converting their offices into branches of the resulting bank. The Act provides that it will be the exclusive means for bank holding companies to obtain interstate branches. In these transactions, the resulting bank must remain "adequately capitalized" and "adequately managed" upon completion of the merger. The Act also states that a home state may enact a law preventing these transactions; Illinois allows these transactions.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")
----------------------------------------------------------------------------

The FDICIA significantly expanded the regulatory and enforcement powers of federal banking regulators. FDICIA gives federal banking regulators comprehensive directions to promptly direct or require the correction of problems of inadequately capitalized banks in a manner that is least costly to the Federal Deposit

Insurance Fund. The degree of corrective regulatory involvement in the operations and management of banks and their holding companies will be largely determined by the actual or anticipated capital position of the institution. See the Company's Annual Report page 21 and pages 35-36 detailing the Company's capital position.

FDICIA also directs federal banking regulatory agencies to issue new safety and soundness standards governing operational and managerial activities of banks and their holding companies particularly in regard to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, executive compensation and market risk sensitivity.

Year 2000
---------

The Federal Reserve Year 2000 Bank Supervision Program addresses how existing application software programs and operating systems can accommodate the date value for the Year 2000. Many computer programs were designed and developed without considering the impact of the upcoming change of the century and therefore many computer applications may interpret 00 as meaning 1900. The Federal Financial Institutions Examination Counsel has issued Interagency Statements alerting financial institutions to this problem and is requiring that the computer systems be compliant.

The Federal Reserve has announced the following actions under its Year 2000 bank supervision program: (1) The use of a three tiered interagency supervisory rating system (satisfactory/needs improvement/unsatisfactory) to evaluate the quality of the banking organization's Year 2000 compliance program and (2) The issuance of a Year 2000 deficiency notification letter for banks rated "needs improvement" or "unsatisfactory." The consequences of these ratings are: (i) The Bank must prepare and submit a written acceptance in compliance with the Interagency Statements and related FFIEC advisories; (ii) Submission of monthly progress reports which must include actions taken; (iii) The Bank may be subject to formal enforcement action; and (iv) Prior to any acquisition, merger or expansion of activity, regulatory approval will be required.

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

Statistical Disclosure by Bank Holding Companies
------------------------------------------------

See "Financial Review" on pages 7 through 22, inclusive, of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference for the statistical disclosure by bank holding companies.


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

The Company and Oak Brook Bank occupy space in a seven-year old, three-story, 100,000 square foot, modern office building located at 1400 Sixteenth Street, Oak Brook, Illinois, which is owned and operated by Oak Brook Bank. The first and second floors and portions of the third floor and lower level are occupied by Oak Brook Bank. The Company leases a small portion from Oak Brook Bank. A portion of the third floor is rented to third parties.

Oak Brook Bank purchased property in Glen Ellyn, Illinois and began developing the site for a new branch during the first quarter of 1998. The Cape Cod cottage style building will be approximately 1,100 square feet, and constructed of stone and stucco. This location will offer a drive-up facility and is expected to open in the fourth quarter of 1998.

In addition, Oak Brook Bank operates the following branches:

    Addison - A 25 year old, 14,500 square foot, two-story brick, colonial building including a full basement and attached drive-up facility in Addison, Illinois. The second floor is rented to third parties. This facility and real estate are owned by Oak Brook Bank and was originally the Heritage Bank of Addison, acquired September, 1974.

    Aurora - A new Federalist style building, 4,400 square feet, brick with a slate roof and accentuated by a clock tower in Aurora, Illinois. This facility and real estate are owned by Oak Brook Bank. Opened in January, 1998.

    Bensenville - Approximately 2,000 square feet of leased space in a modern, two-story glass building in Bensenville, Illinois. The current lease expires in 2001 and has three additional 5-year renewal options. Opened in May, 1986.

    Broadview - A 44 year old, 6,955 square foot, one-story brick building in Broadview, Illinois. This facility and real estate are owned by Oak Brook Bank. Originally Liberty Bank, acquired March, 1989.

    Broadview Drive-up - Oak Brook Bank also owns a detached one-story drive-up facility across the street from the Broadview location.

    Burr Ridge - Approximately 6,600 square feet of leased space in a one-story contemporary building located in Burr Ridge, Illinois. A portion of this space is used for record storage. The current lease expires in 1999 and has five additional 3-year renewal options. Opened in October, 1988.

    Glenview - Approximately 1,800 square feet of leased space in a strip shopping center in Glenview, Illinois. The current lease expires in 2002 with an option to cancel in 1999. Opened in March, 1990.

    Lisle - Approximately 1,300 square feet of leased space in a neighborhood shopping center in a primarily residential section of Lisle, Illinois. A detached drive-up automated teller machine is also operated at this location. The current lease expires in 2000 and has one additional 3-year renewal option. Opened in October, 1985.

    Naperville - A 2,400 square foot, two-story contemporary Palladian-style building with a full basement and attached drive-up facility in Naperville, Illinois. This facility is owned by Oak Brook Bank. Opened in June, 1988.

    Warrenville - Approximately 4,400 square feet of leased space on the first floor of a two-story tudor-style building with a full basement and attached drive-up facility in Warrenville, Illinois. Originally Warrenville Bank & Trust acquired April, 1983. The current lease expires in 2003.


ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiary bank were not subject to any material pending or threatened legal actions as of December 31, 1997. No such actions have arisen subsequent to year-end.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of this year.

                                    PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Notes 9, 13 and 14 of the Notes to Consolidated Financial Statements on pages 35 through 37, inclusive, of the Company's 1997 Annual Report to Shareholders which is incorporated herein by reference.

The Company's Class A common stock is listed on The Nasdaq Stock Market/SM/, which began operation in 1971, is the world's first electronic securities market and the fastest growing stock market in the U.S. Nasdaq utilizes today's information technologies--computers and telecommunications--to unite its participants in a screen-based, floorless market. It enables market participants to compete with each other for investor orders in each Nasdaq security and, through the use of Nasdaq WorkstationII/TM/ and other automated systems, facilitates the trading and surveillance of thousands of securities. This competitive marketplace, along with the many products and services available to issuers and their shareholders, attracts today's largest and fastest growing companies to Nasdaq. These include industry leaders in computers, pharmaceuticals, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on Nasdaq than on all other U.S. stock markets combined.

ITEM 6.  SELECTED FINANCIAL DATA

See "Earnings Summary and Selected Consolidated Financial Data" on page 7 of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

See "Financial Review" on pages 7 through 22, inclusive, of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See "Financial Review" on pages 16-17 inclusive, of the Company's 1997 Annual Report to shareholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes are on pages 23 through 39, inclusive, of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Directors and Executive Officers" on pages 5 and 6 of the Company's Proxy Statement to be filed on or before April 1, 1998, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See "Summary Compensation Table" and footnotes, "Five Year Performance Comparison" and "Aggregated Option Exercises and Year-End Option Values Table" and "Option Grants Table" on pages 10 through 13, inclusive, of the Company's Proxy Statement to be filed on or before April 1, 1998, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Information Concerning Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Company's Proxy Statement to be filed on or before April 1, 1998, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Certain Transactions" on page 7 of the Company's Proxy Statement to be filed on or before April 1, 1998, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                   ANNUAL REPORT
                                                                        PAGE
                                                                        ----
(a)  1. The following financial statements are
        filed as part of this report:

        Annual Report to Shareholders -
          Report of Independent Auditors                                23
          Consolidated Balance Sheets - December 31, 1997
            and 1996                                                    24
          Consolidated Statements of Income for each of
            the three years in the period ended
            December 31, 1997                                           25
          Consolidated Statements of Changes in
            Shareholders' Equity for each of the three
            years in the period ended December 31, 1997                 26
          Consolidated Statements of Cash Flows for each
            of the three years in the period ended
            December 31, 1997                                           27
          Notes to Consolidated Financial Statements                 28-39

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

     Exhibit (10.1)  Loan Agreement between First Oak Brook Bancshares, Inc. and
                     LaSalle National Bank dated December 1, 1991 as amended. (Exhibit 10.1 to the Company's Form 10-Q Quarterly Report for the period ended March 31, 1997, incorporated herein by reference).

     Exhibit (10.2)  Lease Agreement between First Oak Brook Bancshares, Inc.
                     and Oak Brook Bank dated November 8, 1991. (Exhibit 10.2 to the Company's Form 10-K Annual Report for the

                      year ended December 31, 1994, incorporated herein by reference).

     Exhibit (10.3)   First Oak Brook Bancshares, Inc. Executive Deferred
                      Compensation Plan effective November 1, 1997.

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

      Exhibit (10.15) First Oak Brook Bancshares, Inc. Performance Bonus Plan
                      amended and restated effective May 7, 1996.  (Exhibit
                      10.15 to the Company's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference).

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

                                             FIRST OAK BROOK BANCSHARES, INC.
                                             --------------------------------
                                                       (Registrant)

                                             BY: /S/ EUGENE P. HEYTOW
                                                 -------------------
                                                 (Eugene P. Heytow,
                                                 Chairman of the Board and
                                                 Chief Executive Officer)

                                             DATE: March 17, 1998
                                                   ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                     Date
---------                       -----                     ----
/S/ EUGENE P. HEYTOW            Chairman of the Board     March 17, 1998
-----------------------------    and Chief Executive
    Eugene P. Heytow             Officer

/S/ FRANK M. PARIS              Vice Chairman of          March 17, 1998
-----------------------------    the Board
    Frank M. Paris

/S/ RICHARD M. RIESER, JR.      President,                March 17, 1998
-----------------------------    Assistant Secretary,
    Richard M. Rieser, Jr.       and Director

/S/ MIRIAM LUTWAK FITZGERALD    Director                  March 17, 1998
-----------------------------
    Miriam Lutwak Fitzgerald

/S/ GEOFFREY R. STONE           Director                  March 17, 1998
-----------------------------
    Geoffrey R. Stone

/S/ ROSEMARIE BOUMAN            Vice President and        March 17, 1998
-----------------------------    Chief Financial Officer
    Rosemarie Bouman             (Principal Accounting
                                 Officer)

                                      19