Form 10-K405/A
period 1997-12-31
FIRST OAK BROOK BANCSHARES INC
filed 1998-04-30
CIK 717837

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A

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

This amended Form 10-K has been filed to correct a typographical error made in
Item 7a of the 1997 Form 10-K filed on March 31, 1998. Item 7a is on pages 16-17 of the 1997 Annual Report incorporated by reference as Exhibit 13.

FINANCIAL REVIEW

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY

Interest rate risk arises when the maturity or repricing of assets differs sig-nificantly from the maturity or repricing of liabilities. The Company's finan-cial results could be affected by changes in market interest rates such as the prime rate, LIBOR and treasury yields as well as competitive pressures for re-tail deposit products. The objective of interest rate risk management is to provide the maximum levels of net interest income while maintaining acceptable levels of interest rate risk and liquidity risk. A number of measures are used to monitor and manage interest rate risk, including income simulation and in-terest sensitivity (gap) analyses.

An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. The model incorporates management assumptions regarding the level of interest rate or balance changes on indeterminate maturity deposit products (passbook savings, money market, NOW and demand deposits) for a given level of market rate changes. These assumptions are developed through historical analy-sis. Additionally, changes in prepayment behavior of the mortgage related as-sets in each rate environment are captured using estimates of prepayment speeds for the portfolios. Other assumptions in the model include, cash flows and ma-turities of other financial instruments, changes in market conditions, loan volumes and pricing, and customer preferences. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest
16
                                                First Oak Brook Bancshares, Inc.

-------------------------------------------------------------------------------
income. Actual results will differ from simulated results due to timing, mag-nitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

The Company's policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 200 basis points. As of December 31, 1997, the Company had the fol-lowing estimated net interest income sensitivity profile. The impact of planned growth and anticipated new business activities is not factored into the calculation.

                     Immediate Change in Rates
                          -200 bp       +200 bp
-------------------------------------------------
Net interest income
 Dollar change
  (in thousands)             $630       $(2,169)
 Percent change               2.3%         (7.9)%

The table below presents a static gap analysis as of December 31, 1997 which does not fully capture the true dynamics of interest rate changes including the timing and/or degree of interest rate changes. While most of the asset categories' rates change when certain independent indices (such as the prime rate) change, the liability categories are repriced at the Company's discretion.

INTEREST RATE SENSITIVE POSITION

                               1-90      91-180     181-365     Over 1
(Dollars in thousands)         days        days        days       year    Total
-------------------------------------------------------------------------------
Rate sensitive assets:
 Interest-bearing deposits
  with banks               $    167   $      72   $      --   $ 10,000 $ 10,239
 Taxable securities          29,214      21,060      28,609    176,514  255,397
 Tax exempt securities          663          --       2,307     43,731   46,701
 Loans, net of unearned
  discount                  180,727      26,347      51,764    188,494  447,332
-------------------------------------------------------------------------------
  Total                    $210,771   $  47,479   $  82,680   $418,739 $759,669
-------------------------------------------------------------------------------
  Cumulative total         $210,771   $ 258,250   $ 340,930   $759,669
-------------------------------------------------------------------------------
Rate sensitive
 liabilities:
 Savings and NOW
  accounts/1/              $104,438   $   1,616   $   4,038   $ 55,948 $166,040
 Money market accounts       33,139          --          --         --   33,139
 Time deposits               86,526      58,780      65,830     63,642  274,778
 Short-term and long-term
  debt                       86,312          56       6,248     15,000  107,616
-------------------------------------------------------------------------------
  Total                    $310,415   $  60,452   $  76,116   $134,590 $581,573
-------------------------------------------------------------------------------
  Cumulative total         $310,415   $ 370,867   $ 446,983   $581,573
-------------------------------------------------------------------------------
Cumulative gap             $(99,644)  $(112,617)  $(106,053)  $178,096
-------------------------------------------------------------------------------
Cumulative gap to total
 assets ratio                (12.21)%    (13.80)%    (12.99)%
-------------------------------------------------------------------------------

/1/The decay assumptions on savings and NOW accounts are based on historical analysis and experience.
                                                                             17
First Oak Brook Bancshares, Inc.