Form 10-Q
period 1998-03-31
FIRST OAK BROOK BANCSHARES INC
filed 1998-05-14
CIK 717837

                                   Form 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               ---------------------------------
                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-14468.
                       --------

                  First Oak Brook Bancshares, Inc.
             -----------------------------------------------------
             (Exact Name of registrant as specified in its charter)

              Delaware                             36-3220778
       ----------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

1400 Sixteenth Street, Oak Brook, Illinois             60523
-------------------------------------------------     --------
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

Yes   X     No
    -----      -----


Indicate number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.

Class A                                 1,886,802
-------------------------------     ----------------
CLASS                               NUMBER OF SHARES

Common                                  1,461,303
-------------------------------     ----------------
CLASS                               NUMBER OF SHARES

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                     Page
                                                     ----
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

   Condensed consolidated balance sheets
     March 31, 1998 and December 31, 1997             3

   Condensed consolidated statements of income
     Three months ended March 31, 1998 and 1997       5

   Condensed consolidated statements of cash flows
     Three months ended March 31, 1998 and 1997       7

   Notes to condensed consolidated financial
     statements -- March 31, 1998                     9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                  12

Part II.  Other Information
---------------------------
Item 1. Legal Proceedings                            *
Item 2. Changes in Securities                        *
Item 3. Defaults upon Senior Securities              *
Item 4. Submission of Matters to a Vote of
        Security Holders                             *
Item 5. Other Information                            *
Item 6. Exhibits and Reports on Form 8-K            17

Signatures                                          18
----------

*  Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)
                                (In Thousands)


                                           March 31,     December 31,
                                             1998            1997
                                             ----            ----
     Assets
     ------

Cash and due from banks                    $  47,727      $  32,893

Federal funds sold                            40,057              -

Interest-bearing deposits with banks          11,420         10,239

Securities held-to-maturity, at
  amortized cost (fair value, $138,353
  and $145,639 for March 31, 1998
  and December 31, 1997, respectively)       135,535        142,682

Securities available-for-sale, at
  fair value                                 179,258        159,416

Loans, net of unearned discount              472,965        447,332
  Less allowance for loan losses              (3,891)        (4,329)
                                           ---------      ---------

    Net loans                                469,074        443,003
                                           ---------      ---------

Premises and equipment, net                   19,761         18,773

Other assets                                   8,726          9,138
                                           ---------      ---------

    Total assets                           $ 911,558      $ 816,144
                                           =========      =========

                                  (Unaudited)
                    (In Thousands Except Share Information)


                                           March 31,    December 31,
                                             1998           1997
                                             ----           ----
Liabilities
-----------

Noninterest-bearing demand deposits        $ 169,380     $ 153,806
                                           ---------     ---------

Interest-bearing deposits:
  Savings deposits and NOW accounts          169,274       166,040
  Money market accounts                       36,307        33,139
  Time deposits
    Under $100,000                           157,401       113,839
    $100,000 and over                        190,268       160,939
                                           ---------     ---------

  Total interest-bearing deposits            553,250       473,957
                                           ---------     ---------

    Total deposits                           722,630       627,763
                                           ---------     ---------

Federal funds purchased and securities
  sold under agreements to repurchase         37,992        52,608
Treasury, tax and loan demand notes           12,379        12,508
Federal Home Loan Bank borrowings             56,000        42,500
Other liabilities                              9,103         9,104
                                           ---------     ---------

    Total liabilities                        838,104       744,483
                                           ---------     ---------


Shareholders' Equity
--------------------

Class A common stock (aggregate
  liquidation preference of $11,908)           4,011         3,973
Common stock                                   3,271         3,298
Surplus                                       11,936        11,802
Accumulated other comprehensive income         1,781         1,644
Retained earnings                             56,040        54,529
Less cost of shares in treasury,
  118,000 Class A common and 174,023
  common shares at March 31, 1998
  and December 31, 1997                       (3,585)       (3,585)
                                           ---------     ---------

  Total shareholders' equity                  73,454        71,661
                                           ---------     ---------

  Total liabilities and
  shareholders' equity                     $ 911,558     $ 816,144
                                           =========     =========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)
                                 (In Thousands)

                                              1998     1997
                                             -------  -------
Interest income:
  Interest on loans                          $ 9,154  $ 9,462
  Interest on securities:
    U.S. Treasury and Government agencies      3,455    3,174
    Obligations of states and political
      subdivisions                               608      659
    Other securities                             301       51
  Interest on Federal funds sold and
    securities repurchased under
    agreements to resell                         266      187
  Interest on deposits with banks                185        4
                                             -------  -------
    Total interest income                     13,969   13,537
                                             -------  -------
Interest expense:
  Interest on savings deposits and
    NOW accounts                               1,458    1,559
  Interest on money market accounts              285      276
  Interest on time deposits                    4,295    3,913
  Interest on Federal funds purchased
    and securities sold under
    agreements to repurchase                     569      570
  Interest on Treasury, tax and loan
    demand notes                                 110      117
  Interest on Federal Home Loan Bank
    borrowings                                   783       46
                                             -------  -------
    Total interest expense                     7,500    6,481
                                             -------  -------
Net interest income                            6,469    7,056
Provision for loan losses                         60      375
Net interest income after provision for
    loan losses                              -------  -------
                                             $ 6,409  $ 6,681
                                             -------  -------

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)
                    (In Thousands Except Share Information)



                                             1998      1997
                                            -------  --------
Other income:
  Service charges on deposit accounts        $  772   $  681
  Investment management and trust fees          216      285
  Merchant card processing fees                 292      219
  Investment securities gains (losses)           79       (9)
  Other operating income                        516      226
                                             ------   ------
    Total other income                        1,875    1,402
                                             ------   ------
Other expenses:
  Salaries and employee benefits              3,425    3,120
  Occupancy expense                             382      387
  Equipment expense                             420      393
  Data processing                               142      444
  Professional fees                             117      104
  Postage, stationery and supplies              211      176
  Advertising and business development          279      385
  FDIC premiums                                  20       19
  Gain on other real estate owned                 -     (515)
  Other operating expenses                      378      482
                                             ------   ------
    Total other expenses                      5,374    4,995
                                             ------   ------
Income before provision for income taxes      2,910    3,088

Provision for income taxes                      832      875
                                             ------   ------
Net income                                   $2,078   $2,213
                                             ======   ======
Earnings per share:
  Basic                                        $.62     $.67
                                             ======   ======
  Diluted                                      $.61     $.65
                                             ======   ======

Dividends paid per share:
  Class A Common                             $0.150   $0.130
                                             ======   ======
  Common                                     $0.125   $0.105
                                             ======   ======

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                      CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)
                                (In Thousands)

                                                    1998       1997
                                                  ---------  ---------
Cash flows from operating activities:
  Net income                                      $  2,078   $  2,213
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, discount accretion, premium
      amortization and amortization of
      intangible assets                                600        638
    Provision for loan losses                           60        375
    Investment securities (gains) losses               (79)         9
    Decrease in other assets                            48        271
    Increase (decrease) in other liabilities           (72)       915
                                                  --------   --------

Net cash provided by operating activities            2,635      4,421
                                                  --------   --------

Cash flows from investing activities:
  Purchase of securities held-to-maturity          (11,000)    (6,868)
  Purchase of securities available-for-sale        (23,075)   (28,747)
  Proceeds from maturities and calls of
    securities held-to-maturity                     16,260     10,157
  Proceeds from sales and maturities of
    securities available-for-sale                    5,279     29,287
  Increase in loans                                (26,131)    (2,374)
  Additions to premises and equipment               (1,449)    (1,030)
                                                  --------   --------

Net cash provided by (used in) investing
  activities                                       (40,116)       425
                                                  --------   --------

Cash flows from financing activities:
  Increase in demand deposits                       15,574      7,345
  Increase in savings and NOW accounts               3,234        225
  Increase (decrease) in money market accounts       3,168       (229)
  Increase (decrease) in time deposits              72,891    (25,226)
  Increase (decrease) in treasury, tax
    and loan demand notes                             (129)       973
  Proceeds from Federal Home Loan Bank
    borrowings                                      41,000      7,500
  Repayment of Federal Home Loan Bank
    borrowings                                     (27,500)         -
  Increase (decrease) in securities sold
    under agreements to repurchase                 (14,616)       972
  Exercise of stock options                            145        150
  Purchase of treasury stock                             -     (2,813)
  Cash dividends                                      (567)      (409)
                                                   -------    -------

Net cash provided by (used in) financing
  activities                                        93,200    (11,512)
                                                   -------    -------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)
                                (In Thousands)


                                               1998      1997
                                              -------  --------

Net increase (decrease) in cash and
  cash equivalents                             55,719   (6,666)
Cash and cash equivalents at beginning
  of period                                    32,954   61,255
                                              -------  -------
Cash and cash equivalents at end of period    $88,673  $54,589
                                              =======  =======

Supplemental disclosures:
  Interest paid                               $ 6,798  $ 6,355
  Income taxes paid                               427      115
                                              =======  =======

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.  Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  New Accounting Pronouncements:

    On January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement 130, "Reporting Comprehensive Income." Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the first quarter of 1998 and 1997, total comprehensive income amounted to $2,215,000 and $1,607,000 which represents the sum of net income for the period and the change in the accumulated other comprehensive income.

    On January 1, 1998, The Company adopted the American Institute of Certified Public Accountant's Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the Company to capitalize qualifying computer software costs incurred during the application development stage of a project. The adoption of this SOP did not have a material impact on the consolidated financial statements.

3.   Commitments and Contingent Liabilities:

     In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, which are not reflected in the financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments and lines of credit is limited to their contractual amount. Many commitments to extend credit expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. These commitments are subject to the same credit policy as followed for loans recorded in the financial statements.

     The summary of these commitments to extend credit follows (in thousands):

                             March 31, 1998  December 31, 1997
                             --------------  -----------------

      Commercial                 $51,095           $46,831
      Commercial mortgage         26,834            37,834
      Home equity                 80,756            80,338
      Check credit                   927               969

4.  Shareholders' Equity:

Shares authorized, issued and outstanding are as follows:

                                   March 31,   December 31,
                                     1998          1997
                                   ---------   ------------
    Preferred Stock, Series B,
      no par value:
        Authorized                   100,000       100,000
        Issued                          None          None
        Outstanding                     None          None
    Class A Common Stock,
      $2.00 par value:
        Authorized                 4,000,000     4,000,000
        Issued                     2,005,240     1,986,407
        Outstanding                1,887,240     1,868,407
    Common Stock,
      $2.00 par value:
        Authorized                 3,000,000     3,000,000
        Issued                     1,635,688     1,648,896
        Outstanding                1,461,665     1,474,873


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

    The April cash dividend increased 20% on both the Class A and Common stock. The new Class A Common quarterly dividend was $.18 per share, up from the January dividend of $.15 per share. The new Common quarterly dividend was $.15 per share, up from the January quarterly dividend of $.125. The dividends were both paid on April 22, 1998 to shareholders of record on April 10, 1998.

5.  Earnings per Share:

    On December 31, 1997, the Company adopted the Financial Accounting Standards Board's Statement 128, "Earnings per Share." Statement 128 replaces the presentation of primary earnings per share (EPS) with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding for the period. EPS calculations for March 31, 1997 have been restated to reflect the adoption of Statement 128.

    The following table sets forth the denominator used for basic and diluted earnings per share for the periods ended March 31, 1998 and 1997:


                                     March 31,  March 31,
                                       1998       1997
                                     ---------  ---------
    Basic earnings per share -
      weighted average shares        3,347,647  3,311,503

    Effect of diluted securities:
      Stock options issued to
        employees and directors         86,296     79,339
                                     ---------  ---------
    Diluted earnings per share       3,433,943  3,390,842
                                     =========  =========


6.  Restatement and Reclassification:

    Certain amounts in the March 31, 1997 interim condensed consolidated financial statements have been reclassified to conform to their 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights
-------------------

Net income for the first quarter of 1998 was $2,078,000 compared with $2,213,000 earned in the first quarter of 1997, a decrease of 6%. Basic earnings per share for the first quarter of 1998 were $.62 as compared to $.67 for 1997, while diluted earnings per share were $.61 for 1998 compared with $.65 for 1997.

Core earnings for the first quarter rose 8% to $2,026,000 in 1998 from $1,879,000 in 1997. Core earnings are calculated by excluding the after-tax gain from the nonrecurring property sale in 1997 of $340,000 and by excluding the after-tax gain from securities sales in 1998 of $52,000 and the after-tax loss from securities sales in 1997 of $6,000. When these nonrecurring items are excluded, basic earnings per share increased to $.61 for 1998 versus $.57 for 1997, and diluted earnings per share were $.59 in 1998 compared to $.55 in 1997, up 7%.

Key performance indicators for the 1998 first quarter show a return on average assets of .99% compared with 1.18% for the 1997 first quarter. For the first quarter of 1998, the return on average shareholders' equity was 11.61% compared with 15.36% for the same quarter of 1997.

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, decreased $608,000 or 8% from the first quarter of 1997. This decrease is attributable to a 13% increase in average interest earning assets offset by a 20% decrease in the net interest margin to 3.49% from 4.30% for the same period last year. The compression of the net interest margin was a result of a change in the composition of average earning assets due to the sale of the credit card portfolio and competitive pricing for loans and deposits.

Average balances and effective interest yields and rates on a tax equivalent basis for the first quarters of 1998 and 1997 were as follows (dollars in thousands):


                                 1998                   1997
                          ------------------------------------------
                          Average   Effective   Average    Effective
                          Balance     Yield     Balance      Yield
---------------------------------------------------------------------
Federal funds sold        $ 19,708    5.47%     $ 14,298     5.29%
Interest-bearing
  deposits with banks       10,987    6.82           314     5.24
Investment securities      291,367    6.42       260,276     6.47
Loans                      462,074    8.07       419,643     9.18
                          --------    ----      --------     ----
Total earning assets/
  yield                   $784,136    7.37%     $694,531     8.08%
                          ========    ====      ========     ====
Interest-bearing
  deposits                $497,909    4.92%     $487,868     4.78%
Short-term debt             52,823    5.22        55,292     5.04
Long-term debt              55,011    5.77         3,250     5.73
                          --------    ----      --------     ----
Total interest-bearing
  liabilities/cost of
  funds                   $605,743    5.02%     $546,410     4.81%
                          ========    ====      ========     ====

Net interest margin                   3.49%                  4.30%
                                      ====                   ====

Net interest spread                   2.35%                  3.27%
                                      ====                   ====



Average loans for the first quarter of 1998 grew 10%, or $42 million, in comparison to the first quarter of 1997, led by indirect auto loans (up $52 million), along with commercial (up $12 million), home equity (up $10 million) and commercial real estate loans (up $19 million). These increases were partially offset by a decrease in credit card loans due to the sale of the portfolio ($54 million). Loan growth since December 31, 1997 of $26 million was primarily due to indirect auto (up $11 million) and commercial real estate (up $13 million).

Average interest-bearing liabilities increased $59 million or 11% since the first quarter of 1997 due primarily to increases in average Federal Home Loan Bank borrowings and average time deposits. In addition, time deposits increased $73 million since December 31, 1997 in response to a successful retail deposit promotion.

Based on management's review of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $60,000 for the first quarter of 1998 compared to $375,000 for the first quarter of 1997. This decrease was due to a change in the risk characteristics of the loan portfolio due to the sale of the credit card portfolio.

Total other income increased $473,000 or 34%. Service charges on deposit accounts increased $91,000 primarily due to an increase in business account analysis fees. Investment management and trust department fee income decreased $69,000 principally due to a change in the billing cycle during 1997 which increased first quarter 1997 trust income. Discretionary assets under investment management grew $58 million, from $92 million at March 31, 1997 to $150 million at March 31, 1998. The remaining increase in other operating income was primarily due to income of $225,000 earned from the revenue sharing agreement on the sold credit card portfolio and increased merchant credit card processing fees.

Total other expenses increased $379,000 or 8%, for the first quarter of 1998 compared to 1997. Excluding the gain on the sale of other real estate owned which was included in other operating expenses in 1997, other expenses decreased $136,000, or 3%. Salaries and employee benefits increased $305,000 as a result of normal raises, higher compensation due to competitive market conditions, additional upgrades and increased staff in the growing areas of the bank. This increase was offset by the elimination of salaries due to the sale of the credit card portfolio.

Data processing fees decreased $302,000 primarily as a result of the disposition of the credit card portfolio.

Other operating expenses decreased $104,000 due primarily to the sale of the credit card portfolio offset by an increase in merchant interchange expense.

Asset Quality
-------------

Asset quality remains strong, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing and other real estate owned) totaling $347,000 at March 31, 1998. Net charge-offs for the first quarter of 1998 totaled $498,000 compared to $253,000 in 1997. Included in the net charge-off amount was a loss sustained during the first quarter of 1998 of $451,000 which involved an overdraft on a commercial deposit account. The Company's subsidiary is pursuing recovery of this charge-off through litigation. The allowance for loan losses to total loans was .82% at March 31, 1998 which management believes is an adequate level commensurate with the risks inherent in the loan portfolio.

The following table summarizes the Company's nonperforming assets (in thousands):

                                 March 31,   December 31,
                                    1998         1997
                                 -------------------------
Nonaccrual                           $   -          $   -
Loans which are past due
  90 days or more                      347            378
                                     -----          -----
  Total nonperforming loans            347            378
Other real estate owned                  -              -
                                     -----          -----
  Total nonperforming assets         $ 347          $ 378
                                     =====          =====

Nonperforming loans to loans
  outstanding                          .07%           .09%
Nonperforming assets to loans
  outstanding and other real
  estate owned                         .07%           .09%
Allowance for loan losses to
  nonperforming loans               11.21x         11.45x



Capital
-------

Shareholders' equity remains strong at $73.5 million. The Company and its subsidiary bank's Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of March 31, 1998 and the minimum ratios for "well capitalized" banks. The Federal regulators exclude the after-tax unrealized gain/loss on securities available for sale from these ratios.

                  Well          Company        Oak Brook
                  Capitalized   Consolidated   Bank
                  --------------------------------------
Tier 1
 Risk-based           >6%         13.11%      11.78%
                      -

Total Capital
 Ratio               >10%         13.82%      12.50%
                     -

Tier 1 Capital
 leverage             >5%          8.16%       7.33%
                      -


On January 28, 1997, the Company's Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 4%, or approximately 135,000 shares, of its Class A or common stock through mid-1998. On January 27, 1998, the Board of Directors authorized another stock repurchase program. This program allows the Company to repurchase up to an additional 100,000 shares of its Class A Common stock over the following 18 months. Repurchases are being made in the open market or through negotiated transactions from time to time depending on market conditions. As of April 30, 1998, a total of 120,496 shares of stock have been repurchased at an average price of $23.77. The repurchased stock is held as treasury stock to be used for general corporate purposes.

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

  Oak Brook Bank:

    Informal Federal funds lines of $63 million with five correspondent banks, subject to continued good financial standing.

    Reverse repurchase agreement lines of $100 million with two brokerage firms, subject to availability of collateral and continued good financial standing.

    Additional advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership.

  Parent Company:

    Revolving credit arrangement for $5 million. The line was unused at March 31, 1998 and matures on May 1, 1998. It is anticipated to be renewed annually.

    The parent company also had cash, short-term investments, and other readily marketable securities totaling $7.5 million at March 31, 1998.

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



                               FIRST OAK BROOK BANCSHARES, INC.
                               --------------------------------
                                         (Registrant)



Date    May 6, 1998               /S/RICHARD M. RIESER, JR.
     ----------------          ---------------------------------
                                   Richard M. Rieser, Jr.,
                                   President, Assistant
                                   Secretary, and Director



Date    May 6, 1998               /S/ROSEMARIE BOUMAN
     ----------------          ---------------------------------
                                   Rosemarie Bouman,
                                   Vice President, Chief
                                   Financial Officer and
                                   Chief Accounting Officer