Form 10-Q
period 1998-06-30
FIRST OAK BROOK BANCSHARES INC
filed 1998-08-14
CIK 717837

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998
                               --------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to _______________


Commission file number 0-14468
                       -------


                       First Oak Brook Bancshares, Inc.
                       --------------------------------
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

Yes ___X___  No _______


Indicate number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998.

Class A                                 3,726,272
-------------------------------  ----------------
CLASS                            NUMBER OF SHARES


Common                                  2,915,938
-------------------------------  ----------------
CLASS                            NUMBER OF SHARES

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX



                                                                      Page
                                                                      ----

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets
    June 30, 1998 and December 31, 1997                                 3

  Condensed consolidated statements of income
    Three months ended June 30, 1998 and 1997 and
    Six months ended June 30, 1998 and 1997                             5

  Condensed consolidated statements of cash flows
    Six months ended June 30, 1998 and 1997                             7

  Notes to condensed consolidated financial
    statements -- June 30, 1998                                         9



Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                     13


Part II.  Other Information
---------------------------

Item 1. Legal Proceedings                                               *
Item 2. Changes in Securities                                           *
Item 3. Defaults upon Senior Securities                                 *
Item 4. Submission of Matters to a Vote of Security Holders            23
Item 5. Other Information                                               *
Item 6. Exhibits and Reports on Form 8-K                               25

Signatures                                                             26
----------



*  Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)
                                 (In Thousands)



                                         June 30,   December 31,
                                           1998         1997
                                           ----         ----
Assets
------

Cash and due from banks                  $ 38,812       $ 32,893

Federal funds sold and securities
  purchased under agreement to resell      70,209              -

Interest-bearing deposits
  with banks                               11,335         10,239

Securities held-to-maturity, at
  amortized cost (fair value $133,343
  and $145,639 at June 30, 1998 and
  December 31, 1997)                      131,258        142,682

Securities available-for-sale, at
  fair value                              174,922        159,416

Loans, net of unearned discount           501,128        447,332
  Less allowance for loan losses           (3,953)        (4,329)
                                         --------       --------

    Net loans                             497,175        443,003
                                         --------       --------

Premises and equipment, net                20,264         18,773

Other assets                                9,691          9,138
                                         --------       --------

    Total assets                         $953,666       $816,144
                                         ========       ========

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEETS (Cont.)
                                  (Unaudited)
                    (In Thousands Except Share Information)


                                          June 30,  December 31,
                                            1998        1997
                                            ----        ----
Liabilities
-----------

Noninterest-bearing demand deposits       $170,854      $153,806
                                          --------      --------

Interest-bearing deposits:
  Savings deposits and interest
    bearing checking accounts              172,384       166,040
  Money market accounts                     40,002        33,139
  Time deposits
    Under $100,000                         183,519       113,839
    $100,000 and over                      175,640       160,939
                                          --------      --------

  Total interest-bearing deposits          571,545       473,957
                                          --------      --------

    Total deposits                         742,399       627,763
                                          --------      --------

Federal funds purchased and securities
  sold under agreements to repurchase       53,526        52,608
Treasury, tax and loan demand notes         20,000        12,508
Federal Home Loan Bank borrowings           56,000        42,500
Other liabilities                            8,272         9,104
                                          --------      --------

    Total liabilities                      880,197       744,483
                                          --------      --------



Shareholders' Equity
--------------------

Class A Common Stock (aggregate
  liquidation preference of $11,754)         8,025         7,946
Common stock                                 6,542         6,596
Surplus                                     11,956        11,802
Accumulated other comprehensive
  income                                     1,509         1,644
Retained earnings                           50,378        47,258
Less cost of shares in treasury,
  293,000 Class A and 348,046 common
  shares in 1998 and 236,000 Class A
  and 348,046 common shares in 1997         (4,941)       (3,585)
                                          --------      --------

  Total shareholders' equity                73,469        71,661
                                          --------      --------

  Total liabilities and
    shareholders' equity                  $953,666      $816,144
                                          ========      ========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                 (In Thousands)

                                                              Three Months         Six Months
                                                              Ended June 30       Ended June 30
                                                            -----------------   -----------------
                                                              1998      1997      1998      1997
                                                            -------   -------   -------   -------
Interest income:
    Interest on loans                                       $ 9,778   $ 9,859   $18,933   $19,321
    Interest on securities:
        U.S. Treasury and Government agencies                 3,763     3,285     7,218     6,459
        Obligations of states and political subdivisions        629       601     1,237     1,260
        Other securities                                        300        53       601       104
    Interest on Federal funds sold and securities
      purchased under agreements to resell                      779       112     1,045       299
    Interest on deposits with banks                             191         3       376         7
                                                            -------   -------   -------   -------
            Total interest income                            15,440    13,913    29,410    27,450
                                                            -------   -------   -------   -------
Interest expense:
    Interest on savings deposits and NOW accounts             1,501     1,557     2,958     3,116
    Interest on money market accounts                           307       257       592       533
    Interest on time deposits                                 5,288     3,718     9,583     7,631
    Interest on Federal funds purchased and securities
      sold under agreements to repurchase                       599       662     1,169     1,232
    Interest on Treasury, tax and loan demand notes             159       171       269       288
    Interest on Federal Home Loan Bank borrowings               811       116     1,594       162
                                                            -------   -------   -------   -------
            Total interest expense                            8,665     6,481    16,165    12,962
                                                            -------   -------   -------   -------
Net interest income                                           6,775     7,432    13,245    14,488
Provision for loan losses                                        90     1,175       150     1,550
                                                            -------    ------   -------   -------
Net interest income after provision for loan losses         $ 6,685   $ 6,257   $13,095   $12,938
                                                            -------    ------   -------   -------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                  (Unaudited)

                    (In Thousands Except Share Information)

                                                 Three Months             Six Months
                                                 Ended June 30           Ended June 30
                                             ---------------------   ---------------------
                                                1998        1997        1998       1997
                                             ---------   ---------   ---------   ---------
Other income:
    Service charges on deposit accounts      $     791   $     674   $   1,563     $ 1,354
    Investment management and trust fees           289         212         505         497
    Merchant card processing fees                  332         249         624         467
    Other operating income                         608         261       1,124         489
    Investment securities gains (losses)             -           -          79          (9)
    Gain on sale of credit card portfolio            -       9,117           -       9,117
                                             ---------   ---------   ---------   ---------
        Total other income                       2,020      10,513       3,895      11,915
                                             ---------   ---------   ---------   ---------
Other expenses:
    Salaries and employee benefits               3,461       3,119       6,886       6,238
    Occupancy expense                              377         353         760         740
    Equipment expense                              443         388         863         781
    Data processing                                204         429         346         872
    Professional fees                              127         112         244         216
    Postage, stationery and supplies               225         192         436         367
    Advertising and business development           294         369         573         754
    FDIC premiums                                   19          20          38          40
    Gain on other real estate owned                  -           -           -        (515)
    Other operating expenses                       487         489         865         973
                                             ---------   ---------   ---------   ---------
         Total other expenses                    5,637       5,471      11,011      10,466
                                             ---------   ---------   ---------   ---------
Income before provision for income taxes         3,068      11,299       5,979      14,387
                                             ---------   ---------   ---------   ---------
Provision for income taxes                         887       4,173       1,720       5,048
                                             ---------   ---------   ---------   ---------
Net income                                   $   2,181   $   7,126   $   4,259   $   9,339
                                             =========   =========   =========   =========
Earnings per common share and common
  equivalent share:
    Basic                                    $     .33   $    1.09   $     .64   $    1.42
                                             =========   =========   =========   =========
    Diluted                                        .32        1.06         .62        1.38
                                             =========   =========   =========   =========
Dividends per share:
    Class A Common                           $    .090   $    .065   $    .165   $    .130
                                             =========   =========   =========   =========
    Common                                        .075        .053        .138        .105
                                             =========   =========   =========   =========
Weighted average number of common shares
  and common share equivalents:
    Basic                                    6,673,106   6,537,106   6,684,164   6,579,818
                                             =========   =========   =========   =========
    Diluted                                  6,847,196   6,731,116   6,856,912   6,760,500
                                             =========   =========   =========   =========


           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (In Thousands)

                                                                1998                1997
                                                                ----                ----
                                                                       (Unaudited)
Cash flows from operating activities:
  Net income                                                  $  4,259            $  9,339

  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on credit card portfolio sale                               -              (9,117)
    Depreciation, discount accretion, premium
      amortization and amortization of
      intangibles                                                1,244               1,266
    Provision for loan losses                                      150               1,550
    Investment securities (gains) losses                           (79)                  9
    Increase in other assets                                    (1,108)               (850)
    Increase (decrease) in other liabilities                      (764)              5,955
                                                              --------            --------

Net cash provided by operating activities                        3,702               8,152
                                                              --------            --------

Cash flows from investing activities:
  Purchase of domestic certificates of deposit                       -             (10,000)
  Purchase of securities held-to-maturity                      (15,367)            (26,235)
  Purchase of securities available-for-sale                    (71,597)            (53,549)
  Proceeds from maturities and calls of
    securities held-to-maturity                                 28,210              18,696
  Proceeds from sales, maturities and calls
    of securities available-for-sale                            54,301              38,792
  Proceeds from credit card portfolio sale                           -              64,000
  Increase in loans                                            (54,322)            (10,880)
  Additions to premises and equipment                           (2,466)             (1,308)
                                                              --------            --------

Net cash provided by (used in) investing
  activities                                                   (61,241)             19,516
                                                              --------            --------
Cash flows from financing activities:
  Increase in demand deposits                                   17,048              10,125
  Increase (decrease) in savings and NOW accounts                6,344              (6,722)
  Increase in money market accounts                              6,863               1,670
  Increase (decrease) in time deposits                          84,381             (18,211)
  Increase in federal funds purchased and
    securities sold under agreements to repurchase                 918              12,952
  Increase in treasury, tax and loan demand notes                7,492               8,018
  Proceeds from Federal Home Loan Bank borrowings               41,000              12,500
  Repayment of Federal Home Loan Bank borrowings               (27,500)                  -
  Exercise of stock options                                        170                 177
  Purchase of treasury stock                                    (1,356)             (2,815)
  Cash dividends                                                (1,130)               (796)
                                                               -------              ------

Net cash provided by financing activities                      134,230              16,898
                                                               -------              ------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                  (Continued)

                                               1998      1997
                                             --------  --------

Net increase in cash and cash equivalents      76,691    44,566
Cash and cash equivalents at beginning
  of period                                    32,954    61,255
                                             --------  --------
Cash and cash equivalents at end of
  period                                     $109,645  $105,821
                                             ========  ========

Supplemental disclosures:
  Interest paid                              $ 15,724  $ 13,326
  Income taxes paid                             1,200     1,515
                                             ========  ========


See notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)


1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   New Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board adopted Statement 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company must adopt Statement 133 by January 1, 2000; however, early adoption is permitted. Upon adoption, the provisions of Statement 133 must be applied prospectively. The Company anticipates that the adoption of Statement 133 will not have a material impact on the Company's financial statements.

     On January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement 130, "Reporting Comprehensive Income." Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the three and six month periods ended June 30, total comprehensive income amounted to $1,909,000 and $4,124,000, respectively, in 1998 and $7,620,000 and $9,227,000, respectively, in 1997. These amounts represent the sum of net income for the period and the change in the accumulated other comprehensive income.

3.   Commitments and Contingent Liabilities:

     In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, which are not reflected in the financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments and lines of credit is limited to their contractual amount. Many commitments to extend credit expire without being used. Therefore, the following amounts do not necessarily represent future cash commitments. These commitments are subject to the same credit policies as followed for loans recorded in the financial statements.

     The summary of these commitments to extend credit follows (in thousands):


                             June 30, 1998    December 31, 1997
                             -------------    -----------------

 Commercial                     $65,605            $46,831
 Commercial mortgage             30,082             37,834
 Home equity                     84,603             80,338
 Check credit                       917                969

4.   Shareholders' Equity:

     On July 21, 1998 the Board declared a 100% stock dividend on Common and Class A common stock which will be distributed on September 3, 1998 to shareholders of record on August 20, 1998. The June 30, 1998 and 1997 financial statements have been restated to reflect the stock split effected in the form of a dividend.

    Shares authorized, issued and outstanding are as follows:

                                   June 30,   December 31,
                                     1998         1997
                                  ----------  ------------
    Preferred Stock, Series B,
      no par value:
        Authorized                   100,000       100,000
        Issued                          None          None
        Outstanding                     None          None
    Class A Common Stock,
      $2.00 par value:
        Authorized                10,000,000     4,000,000
        Issued                     4,012,604     3,972,814
        Outstanding                3,719,604     3,736,814
    Common Stock,
      $2.00 par value:
        Authorized                 6,000,000     3,000,000
        Issued                     3,270,652     3,297,792
        Outstanding                2,922,606     2,949,746

    Each share of Class A common stock is entitled to one-twentieth of one vote and a cash dividend of at least 120% of the dividend declared on the Common stock. Holders of the Class A common stock, upon liquidation of the Company, are entitled to receive an aggregate amount per share equal to the $3.16 offering price of the Class A common stock before any amount is paid to holders of the Common stock.

    The Common stock is convertible into Class A Common stock on a one-for-one basis at any time.

    On July 21, 1998 the Board declared the quarterly cash dividend. The Class A common quarterly dividend is $.09 per share and the Common quarterly dividend is $.075 per share. The dividends are payable October 22, 1998 to shareholders of record on October 9, 1998.


5.  Earnings per Share:

    On December 31, 1997, the Company adopted the Financial Accounting Standards Board's Statement 128, "Earnings per Share." Statement 128 replaces the presentation of primary earnings per share (EPS) with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding for the period. EPS calculations for the three and six month periods ended June 30, 1997 have been restated to reflect the adoption of Statement 128. Earnings per share calculations for the three and six month periods ended June 30, 1998 and 1997 have been restated to give effect to the 100% stock dividend which was declared on July 21, 1998.

The following table sets forth the denominator used for basic and diluted earnings per share for the periods ended June 30, 1998 and 1997:

                                 Three Months             Six Months
                                 Ended June 30           Ended June 30
                               1998         1997        1998       1997
                           ------------------------  --------------------
Denominator for
  basic earnings per
  share-weighted
  average shares             6,673,106   6,537,106   6,684,164  6,579,818

Effect of diluted
  securities:
  Stock options issued
  to employees and
  directors                    174,090     194,010     172,748    180,682
                             ---------   ---------   ---------  ---------

Denominator for
  diluted earnings
  per share                  6,847,196   6,731,116   6,856,912  6,760,500
                             =========   =========   =========  =========

6.  Restatement and Reclassification:

    Certain amounts in the June 30, 1997 interim condensed consolidated financial statements have been reclassified to conform to their 1998 presentation and restated to give effect to the 100% stock dividend which was declared on July 21, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Second Quarter Results
-------------------

Net income for the second quarter of 1998 was $2,181,000 compared with $7,126,000 earned in the second quarter of 1997, a decrease of $4,945,000. Basic earnings per share for the second quarter of 1998 were $.33 as compared to $1.09 for 1997, while diluted earnings per share were $.32 for 1998 compared with $1.06 for 1997.

Core earnings for the second quarter increased $51,000 to $2,181,000 in 1998 from $2,130,000 in 1997. Core earnings for the second quarter of 1997 were calculated by excluding the after-tax gain on the sale of the credit card portfolio of $4,996,000.

Key performance indicators for the 1998 second quarter compared to the 1997 second quarter (both before and after the nonrecurring gain) are as follows (amounts in thousands except earnings per share data):


                                                   1997
                                                (excluding
                                               nonrecurring
                              1998     1997        gain)
                            -------   -------  -------------

Net income                  $2,181    $7,126         $2,130

  Earnings per share:
    Basic                   $  .33    $ 1.09         $  .33
    Diluted                 $  .32    $ 1.06         $  .32

Return on average assets       .94%     3.80%          1.14%

Return on average
 shareholders' equity        11.98%    48.32%         14.44%


Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, decreased $651,000 or 8% from 1997. This decrease is attributable to a 26% increase in average earning assets, offset by a 27% decrease in the net interest margin. The net interest margin for the second quarter of 1998 was 3.27% compared to 4.48% for the same period last year. The compression in the net interest margin was the result of the change in the composition of average earning assets due to the sale of the credit card portfolio and to a lesser extent, competitive pricing for loans and deposits.

Average balances and effective interest yields and rates on a tax equivalent basis for the second quarters of 1998 and 1997 were as follows (dollars in thousands):

                                  1998                  1997
                          --------------------  --------------------
                          Average   Effective   Average   Effective
                          Balance     Yield     Balance     Yield
                          --------  ----------  --------  ----------
Federal funds sold        $ 56,190     5.56%    $  8,235     5.46%
Interest-bearing
  deposits with banks       11,435     6.70          198     6.08
Securities                 311,101     6.38      257,967     6.50
Loans                      488,784     8.05      423,977     9.36
                          --------     ----     --------     ----
Total earning assets/
  yield                   $867,510     7.27%    $690,377     8.25%
                          ========     ====     ========     ====

Interest-bearing
  deposits                $570,490     4.99%    $464,394     4.78%
Short-term debt             58,063     5.24       64,472     5.18
FHLB borrowings             56,000     5.81        8,214     5.67
                          --------     ----     --------     ----

Total interest-bearing
  liabilities/cost of
  funds                   $684,553     5.08%    $537,080     4.84%
                          ========     ====     ========     ====

Net interest margin                    3.27%                 4.48%
                                       ====                  ====

Net interest spread                    2.19%                 3.41%
                                       ====                  ====

In comparison to the second quarter of 1997, average loans for the second quarter of 1998 grew 15%, or $64.8 million, led by indirect auto loans (up $58.6 million), commercial loans (up $21.9 million), commercial real estate loans (up $19.7 million) and home equity loans (up $7.8 million). These increases were partially offset by a decrease in credit card loans due to the sale of the portfolio ($54 million). Loan growth since December 31, 1997 of $53.8 million was primarily due to indirect auto (up $23.4 million) and commercial loans (up $22.0 million).

Average interest-bearing liabilities increased $147.5 million or 27% as compared to the second quarter of 1997 due primarily to increases in average Federal Home Loan Bank borrowings and average time deposits. In addition, time deposits increased $84.4 million since December 31, 1997 in response to a successful retail deposit promotion.

Based on management's review of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $90,000 for the second quarter of 1998 compared to $1,175,000 in 1997. This decrease was mainly the result of a special provision for loan losses of $800,000 in 1997 related to the sale of the credit card portfolio as well as low levels of nonperforming loans. See Asset Quality Section.

Total other income, excluding the gain on the sale of the credit card portfolio in 1997, increased $624,000 or 45%. Service charges on deposit accounts increased $117,000 primarily due to an increase in business account analysis fees.

Investment management and trust fee income rose $77,000 principally due to an increase in discretionary assets under investment management and other new trust business. Discretionary assets under investment management totaled $174 million at June 30, 1998 compared to $115 million at June 30, 1997.

Merchant card processing fees increased $83,000 primarily due to several new large volume merchants and continued marketing efforts. Merchant interchange expense (in other operating expenses) also rose $68,000 as compared to the second quarter of 1997.

Other operating income increased $347,000 primarily due to income of $225,000 earned from the revenue sharing agreement on the sold credit card portfolio, the introduction of ATM surcharge fees and gains on mortgages sold into the secondary market.

Other expenses for the second quarter rose $166,000 compared to 1997. Salaries and employee benefits rose $342,000 as compared to 1997 due to normal raises, a highly competitive job market for new hires and increased requirements for staff in the new Aurora branch and other growing areas of the bank. These additional salaries were offset by the elimination of salaries due to the sale of the credit card portfolio.

Occupancy and equipment expenses increased $79,000 primarily due to an upgrade of the mainframe computer system and the new Aurora branch.

Data processing fees decreased $225,000 and advertising costs decreased $75,000 primarily as a result of the sale of the credit card portfolio.

Earnings Highlights - Six Month Results
-------------------

Net income for the six months ended June 30, 1998 was $4,259,000, compared with $9,339,000 earned in 1997, a decrease of $5,080,000. Basic earnings per share for the first six months of 1998 were $.64 as compared to $1.42 earned in 1997 while diluted earnings per share were $.62 in 1998 as compared to $1.38 in 1997.

Earnings, excluding nonrecurring items, for the first six months of 1998 increased $198,000 or 5% as compared to earnings, excluding nonrecurring items, for the same period in 1997.

Earnings, excluding nonrecurring items, in 1998 excludes the after-tax gain on the sale of securities while earnings, excluding nonrecurring items, in 1997 excludes the gain on the sale of property, the gain on the sale of the credit card portfolio as well as the loss on securities sales.

Key performance indicators both before and after the non-recurring items for the first six months of 1998 and 1997 compare as follows (amounts in thousands except earnings per share):


                                                      1998           1997
                                                   (excluding     (excluding
                                                  nonrecurring   nonrecurring
                           1998           1997       items)         items)
                           ----           ----       ------         ------
Net income                $4,259         $9,339      $4,207         $4,009

Earnings per share:
  Basic                   $  .64         $ 1.42      $  .63         $  .61
  Diluted                 $  .62         $ 1.38      $  .61         $  .59

Return on average
  assets                     .95%          2.49%        .95%          1.07%

Return on average
  shareholders'
  equity                   11.65%         32.08%      11.65%         13.77%


On a tax equivalent basis, net interest income for the first six months of 1998 totaled $13,811,000 as compared to $15,069,000 in 1997, an 8% decrease. This decrease is due to a 19% increase in average earning assets offset by a 23% decrease in the net interest margin to 3.37% in 1998 from 4.39% in 1997. The compression of the net interest margin was the result of a change in the composition of average earning assets due to the sale of the credit card portfolio and competitive pricing for loans and deposits.

Average balances and effective interest yields and rates on a tax equivalent basis for the first six months of 1998 and 1997 were as follows (dollars in thousands):



                                           1998                       1997
                                    ----------------------     --------------------
                                     Average   Effective        Average   Effective
                                     Balance     Yield          Balance     Yield
                                    ---------  ----------      ---------  ---------
Federal Funds sold                  $ 38,050        5.54%      $ 11,250        5.36%
Interest-bearing
  deposits with banks                 11,212        6.76            256        5.50
Securities                           301,288        6.40        259,115        6.48
Loans                                475,503        8.06        421,822        9.27
                                    ---------  ---------      ---------   ---------
Total earning assets/
  yield                             $826,053        7.32%      $692,443        8.16%
                                    =========  =========       ========   =========

Interest-bearing
  deposits                          $534,400       4.96%      $476,066        4.78%
Short-term debt                       55,458       5.23         59,907        5.12
FHLB borrowings                       55,508       5.79          5,746        5.69
                                   ---------  ---------       --------   ---------

Total interest-bearing
  liabilities/cost of
  funds                             $645,366       5.05%      $541,719        4.83%
                                   =========  =========       ========   =========
Net interest margin                                3.37%                      4.39%
                                              =========                  =========
Net interest spread                                2.27%                      3.33%
                                              =========                  =========


In comparison to the six months ended June 30 1997, average loans for the six month period ended June 30, 1998 grew 13%, or $53.7 million, led by indirect auto loans (up $55.4 million), commercial real estate loans (up $19.8 million), commercial loans (up $16.0 million), and home equity loans (up $8.9 million). These increases were partially offset by a decrease in credit card loans due to the sale of the portfolio ($54 million).

Average interest-bearing liabilities for the period increased $103.6 million or 19% as compared to the same period of 1997 due primarily to increases in average Federal Home Loan Bank borrowings and average time deposits.

Total other income excluding the gain on the sale of the credit card portfolio rose $1,097,000 or 39% over 1997. Service charges on deposit accounts increased $209,000 primarily due to an increase in business account analysis fees.

Investment management and trust fees rose $8,000 primarily due to an increase in discretionary assets under investment management and other new trust business offset by a change to quarterly billing in 1997 from annual billing in 1996.

Merchant card processing fees increased $157,000 primarily due to several new large volume merchants and continued marketing efforts. Merchant interchange expense (in the other operating expenses) also rose $128,000 as compared to the same period in 1997.

Other operating income increased $635,000 primarily due to income of $450,000 earned from the revenue sharing agreement on the sold credit card portfolio, the introduction of ATM surcharge fees and gains on mortgages sold into the secondary market.

Total other expenses for the six month period increased $545,000, or 5%. Excluding the non-recurring gain on the property sale in 1997, other expenses increased only $30,000 as compared to 1997. Salaries and employee benefits increased $648,000 due to normal raises, a highly competitive job market for new hires and increased requirements for staff in the new Aurora branch and other growing areas of the bank. These additional salaries were offset by the elimination of salaries due to the sale of the credit card portfolio.

Occupancy and equipment expenses for the first six months of 1998 increased $102,000 primarily due to an upgrade to the mainframe computer system and the new Aurora branch.

Data processing costs decreased $526,000 and advertising costs decreased $181,000, primarily as a result of the sale of the credit card portfolio.

Other operating expenses decreased $108,000 primarily as a result of the sale of the credit card portfolio, offset by an increase in merchant interchange expense.

Asset Quality
------------

Asset quality remains very strong, with nonperforming loans (nonaccrual loans and loans past due 90 days or more and still accruing) totaling $310,000, or
 .06%, of loans outstanding. There was no other real estate owned as of June 30, 1998.

Net charge-offs year-to-date totaled $526,000, or .22% (annualized), of average loans outstanding. Of total net charge-offs year-to-date, $451,000 related to an overdraft. The Company's subsidiary is vigorously pursuing recovery of this charge-off in a lawsuit filed in Federal Court for the Northern District of Illinois. The suit names a commercial customer and a major Loop bank as defendants. The complaint alleges the commercial customer perpetrated an improper kiting scheme and a major Chicago bank violated the requirements for the timely return of the subject checks imposed on it by law and regulations. Currently the case is in a discovery phase. At June 30, 1998 the Company's loan loss reserve totaled $3,953,000, or .79%, of loans outstanding. Management believes the loan loss reserve is at an adequate level commensurate with the risks inherent in the loan portfolio.

The following table summarizes the Company's nonperforming assets (in thousands):

                                  June 30,    December 31,
                                    1998         1997
                                  --------    -----------
Nonaccrual                           $    -         $   -
Loans which are past due
  90 days or more                       310           378
                                  ---------    ----------
  Total nonperforming loans             310          378
Other real estate owned                   -            -
                                  ---------    ---------
  Total nonperforming assets          $ 310        $ 378
                                  =========    =========

Nonperforming loans to loans
  outstanding                           .06%         .09%
Nonperforming assets to loans
  outstanding and other real
  estate owned                          .06%         .09%
Allowance for loan losses to
  nonperforming loans                 12.75x       11.45x


Capital
-------

Shareholders' equity remains strong at $73.5 million. The Company and its subsidiary bank's Tier 1, total risk-based capital and leveraged ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of June 30, 1998 and the minimum ratios for "well capitalized" banks. The Federal regulators exclude the after-tax unrealized gain/loss on securities available for sale from these ratios.


                             Well                Company           Oak Brook
                         Capitalized          Consolidated            Bank
                         ------------         -------------        ----------

Tier 1
 Risk-based           (GREATER THAN) 6%          12.44%              11.34%

Total Capital
 Ratio                (GREATER THAN) 10%         13.12%              12.02%

Tier 1 Capital
 leverage             (GREATER THAN) 5%           7.62%               6.94%



On January 28, 1997, the Company's Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 4%, or approximately 270,000 shares, of its Class A or common stock through mid-1998. This repurchase plan was completed during the second quarter of 1998.

On January 27, 1998, the Board of Directors authorized another stock repurchase program. This program allows the Company to repurchase up to an additional 200,000 shares of its Class A common stock over the following 18 months. Repurchases are being made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. As of June 30, 1998, approximately 174,000 shares of stock remain to be purchased under this repurchase plan.

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

  Oak Brook Bank:

     Informal Federal funds lines of $115 million with six correspondent banks, subject to continued good financial standing.

     Reverse repurchase agreement lines of $125 million with three brokerage firms, subject to the availability of collateral and continued good financial standing.

     Additional advances from the Federal Home Loan Bank of Chicago, subject to the pledge of specific collateral and FHLB stock ownership.

  Parent Company:

     Revolving credit arrangement for $5 million. The line is currently unused and matures on May 1, 1999. It is anticipated to be renewed annually.

     The parent company also had cash, short-term investments, and other readily marketable securities totaling $7.2 million at June 30, 1998.

Year 2000 Compliance
--------------------

The Company has developed and is implementing its Year 2000 Project Plan ("The Plan"). The Company has completed an assessment of its computer hardware and software and physical plant equipment ("The Systems"). The Plan's Assessment Phase identified the Company's vendors and the Company has contacted these vendors regarding their Systems' Year 2000 compliance. The Company is currently in the Testing Phase and has thus far determined that some of its older PC's were not Year 2000 compliant; therefore, the Company has replaced these PC's. The Testing Phase will continue through the first half of 1999. The Company's core data processing system is the Jack Henry Silverlake System, and the Company has received written assurances from Jack Henry that a current release is Year 2000 compliant. The Company plans to install this release in November 1998 and is scheduled to test it for compliance in early 1999. The Company currently estimates that the out of pocket costs for testing will be under $100,000; this cost however does not include the number of internal man-hours expended to assess, test and certify that its Systems are Year 2000 compliant, nor does it include costs associated with replacing a non-compliant system which it may discover in the Testing Phase. The Company will continue to expense costs for Year 2000 compliance as they occur consistent with generally accepted accounting principals.

Branch Expansion
----------------

The Company's strategy is to invest in future growth through branch expansion in Chicago's western suburbs. This form of growth requires a significant investment in non-earning assets during the construction phase. Upon completion, for a time, expenses exceed the income of the branch. While new branches retard short-term earnings, we believe our market warrants judicious office additions.

In early January, 1998, the Company opened a new branch in Aurora, Illinois. Operations of the Aurora branch through June 30, 1998 had a net after-tax cost of approximately $.02 per basic and diluted share.

Currently, construction is in progress for another new branch to be opened during September, 1998 in Glen Ellyn, Illinois. Costs incurred on the Glen Ellyn branch are being capitalized during construction. The Company will bear more expenses, including depreciation, when the branch is put into service.

In June, 1998, the Company entered into a contract, subject to certain conditions, to purchase a site for a branch in LaGrange, Illinois. This branch is expected to open in 1999. Costs incurred for the LaGrange branch have been capitalized. The Company will begin to incur more expenses, including depreciation, when the branch is put into service.

Forward Looking
---------------

This report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ from these estimates. These factors include, but are not limited to, changes in: general economic conditions, interest rates, legislative or regulatory changes, loan demand and depositor preferences. These risks and uncertainties should be considered in evaluating forward-looking statements.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 5, 1998 at 1400 Sixteenth Street, Oak Brook Bank Conference Center, Oak Brook, Illinois.

Matters presented to the shareholders for vote were the election of directors, the approval of an amendment to the certificate of incorporation, the approval of an amendment to the Company's Amended and Restated 1987 Employee Stock Option Plan and the ratification of the selection of the independent auditors. The results of the votes on these matters as restated for the stock dividend declared on July 21, 1998 are as follows:


ELECTION OF DIRECTORS
---------------------

For Directors
                          EUGENE      RICHARD      FRANK       MIRIAM     GEOFFREY     ROBERT      MICHAEL     STUART
                          HEYTOW      RIESER       PARIS     FITZGERALD     STONE      WROBEL       STEIN     GREENBAUM
                         ---------   ---------   ---------   ----------   ---------   ---------   ---------   ---------

Total Common Votes       2,570,160   2,570,160   2,570,160    2,570,160   2,570,160   2,570,160   2,570,160   2,570,160

Total Class A Votes        139,340     138,200     139,360      139,340     139,278     139,300     139,240     139,132
                         ---------   ---------   ---------    ---------   ---------   ---------   ---------   ---------

Total Votes              2,709,500   2,708,360   2,709,520    2,709,500   2,709,438   2,709,460   2,709,400   2,709,292

Percent of Total Vote           87%         87%         87%          87%         87%         87%         87%         87%


Votes Withheld

                          EUGENE      RICHARD      FRANK       MIRIAM     GEOFFREY     ROBERT      MICHAEL     STUART
                          HEYTOW      RIESER       PARIS     FITZGERALD     STONE      WROBEL       STEIN     GREENBAUM
                         ---------   ---------   ---------   ----------   ---------   ---------   ---------   ---------

Total Common Votes           2,324       2,324       2,324        2,324       2,324       2,324       2,324       2,324

Total Class A Votes            322       1,462         302          322         384         362         422         530
                         ---------   ---------   ---------    ---------   ---------   ---------   ---------   ---------

Total Votes                  2,646       3,786       2,626        2,646       2,708       2,686       2,746       2,854

Percent of Total
 Vote                          .09%        .12%        .08%         .09%        .09%        .09%        .09%        .09%

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

CONSIDERATION AND APPROVAL OF AN AMENDMENT TO CERTIFICATE OF INCORPORATION TO INCREASE AUTHORIZED SHARES OF COMMON AND CLASS A COMMON STOCK

                                                               FOR      AGAINST   ABSTAIN
                                                            ----------  --------  --------

Total Common
 Votes                                                      2,541,778    21,608     9,530

Total Class A
 Votes                                                        133,798     6,932     2,664
                                                            ---------    ------    ------
Total Votes                                                 2,675,576    28,540    12,194

Percent of Total
 Vote                                                           86.98%      .92%      .39%


CONSIDERATION AND APPROVAL OF AN AMENDMENT TO THE COMPANY'S AMENDED AND RESTATED 1987 EMPLOYEE STOCK OPTION PLAN

                                                               FOR      AGAINST   ABSTAIN
                                                            ----------  --------  --------

Total Common
 Votes                                                      2,460,668    21,940     8,630

Total Class A
 Votes                                                         85,232    10,860     3,612
                                                            ---------    ------    ------
Total Votes                                                 2,545,900    32,800    12,242

Percent of Total
 Vote                                                           81.81%     1.05%      .39%

RATIFICATION OF THE SELECTION OF ERNST & YOUNG LLP AS INDEPENDENT AUDITORS FOR THE COMPANY

                                                               FOR      AGAINST   ABSTAIN
                                                            ----------  --------  --------
Total Common
 Votes                                                      2,563,916     2,676     6,324

Total Class A
 Votes                                                        139,888       926     2,580
                                                            ---------    ------    ------
Total Votes                                                 2,703,804     3,602     8,904

Percent of Total
Vote                                                            86.88%      .12%      .29%

The number of Common and Class A Common shares eligible to vote were 2,923,330 and 3,774,480 respectively. The Class A Common shares represent 188,724 votes because each share is entitled to 1/20th of one vote.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


A.     Exhibits

         Exhibit (3)     Articles of Incorporation including amendments thereto
                         and By Laws of First Oak Brook Bancshares, Inc.

         Exhibit (10.1)  Loan agreement between First Oak Brook Bancshares, Inc.
                         and LaSalle National Bank dated December 1, 1991 as amended May 1, 1998 filed herewith.

         Exhibit (27)    Financial Data Schedule

B.     Reports on Form 8-K

         Item 4. Changes in Registrants certifying accountants filed on July 28, 1998.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST OAK BROOK BANCSHARES, INC.
                              --------------------------------
                                         (Registrant)



Date  August 12, 1998               /s/RICHARD M. RIESER, JR.
    -----------------               --------------------------------
                                       Richard M. Rieser, Jr.,
                                       President, Assistant
                                       Secretary, and Director



Date  August 12, 1998               /s/ROSEMARIE BOUMAN
    -----------------               -------------------------------
                                       Rosemarie Bouman,
                                       Vice President, Chief
                                       Financial Officer and
                                       Chief Accounting Officer