Form 10-Q
period 1998-09-30
FIRST OAK BROOK BANCSHARES INC
filed 1998-11-13
CIK 717837

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                              ------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-14468
                       -------

                        First Oak Brook Bancshares, Inc.
                    ---------------------------------------
             (Exact Name of registrant as specified in its charter)

          Delaware                                           36-3220778
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

1400 Sixteenth Street, Oak Brook, Illinois                             60523
-------------------------------------------------------------   ----------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code (630) 571-1050
                                                  ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998.

Class A                                       3,686,772
-------------------------------------------  ------------------
CLASS                                        NUMBER OF SHARES

Common                                        2,915,938
-------------------------------------------  ------------------
CLASS                                        NUMBER OF SHARES

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX



                                                                       Page
                                                                       ----

Part I.  Financial Information
------------------------------


Item 1.  Financial Statements (Unaudited)

    Condensed consolidated balance sheets
        September 30, 1998 and December 31, 1997                         3

    Condensed consolidated statements of income
        Three months ended September 30, 1998 and 1997 and
        Nine months ended September 30, 1998 and 1997                    5

    Condensed consolidated statements of cash flows
        Nine months ended September 30, 1998 and 1997                    7

    Notes to condensed consolidated financial
        statements -- September 30, 1998                                 9


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             13


Part II.  Other Information
---------------------------

Item 1. Legal Proceedings                                                *
Item 2. Changes in Securities                                            *
Item 3. Defaults upon Senior Securities                                  *
Item 4. Submission of Matters to a Vote of Security Holders              *
Item 5. Other Information                                               23
Item 6. Exhibits and Reports on Form 8-K                                24

Signatures                                                              25
----------

*  Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (In Thousands)


                                                   September 30,   December 31,
                                                       1998            1997
                                                       ----            ----
                                                    (unaudited)
Assets
------

Cash and due from banks                               $ 35,160      $ 32,893

Federal funds sold and securities
    purchased under agreement to resell                 35,615             -

Interest-bearing deposits
    with banks                                          11,290        10,239

Securities held-to-maturity, at
    amortized cost (fair value $131,145
    and $145,639 at September 30, 1998
    and December 31, 1997)                             127,545        142,682

Securities available-for-sale, at
    fair value                                         154,310        159,416


Loans, net of unearned discount                        572,251        447,332
    Less allowance for loan losses                      (4,044)        (4,329)
                                                       -------        -------

        Net loans                                      568,207        443,003
                                                       -------        -------

Premises and equipment, net                             20,442         18,773

Other assets                                             9,378          9,138
                                                       -------        -------
        Total assets                                 $ 961,947      $ 816,144
                                                      ========       ========

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS (Cont.)
                     (In Thousands Except Share Information)


                                               September 30,      December 31,
                                                   1998               1997
                                                   ----               ----
                                                (unaudited)
Liabilities
-----------

Noninterest-bearing demand deposits               $175,536          $153,806
                                                   -------           -------

Interest-bearing deposits:
    Savings deposits and interest
        bearing checking accounts                  174,809           166,040
    Money market accounts                           41,131            33,139
    Time deposits
        Under $100,000                             179,080           113,839
        $100,000 and over                          176,168           160,939
                                                   -------           -------

    Total interest-bearing deposits                571,188           473,957
                                                   -------           -------

        Total deposits                             746,724           627,763
                                                   -------           -------
Federal funds purchased and securities
    sold under agreements to repurchase             58,313            52,608
Treasury, tax and loan demand notes                 15,675            12,508
Federal Home Loan Bank borrowings                   56,000            42,500
Other liabilities                                    9,269             9,104
                                                   -------           -------

        Total liabilities                          885,981           744,483
                                                   -------           -------

Shareholders' Equity
--------------------

Class A Common Stock (aggregate
    liquidation preference of $11,657)               8,039             7,946
Common stock                                         6,528             6,596
Surplus                                             11,956            11,802
Accumulated other comprehensive income               2,843             1,644
Retained earnings                                   52,308            47,258
Less cost of shares in treasury,
330,500 Class A and 348,046 Common
  shares in 1998 and 236,000 Class A
    and 348,046 Common shares in 1997               (5,708)           (3,585)
                                                   -------           -------

    Total shareholders' equity                      75,966            71,661
                                                   -------           -------

    Total liabilities and
        shareholders' equity                      $961,947          $816,144
                                                   =======           =======


            See Notes to Condensed Consolidated Financial Statements.

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)


                                                   Three Months             Nine Months
                                                Ended September 30      Ended September 30
                                                 1998        1997        1998        1997
                                                 ----------------        ----------------
Interest income:
    Interest on loans                          $ 10,403    $ 8,156     $29,336     $27,478
    Interest on securities:
        U.S. Treasury and Government
           agencies                               3,778      4,145      10,996      10,604
        Obligations of states and political
           subdivisions                             664        626       1,901       1,886
        Other securities                            329        252         929         355
    Interest on Federal funds sold and
        securities purchased under
        agreements to resell                        655        119       1,700         418
    Interest on deposits with banks                 194        175         570         182
                                                 ------     ------      ------      ------

        Total interest income                    16,023     13,473      45,432      40,923
                                                 ------     ------      ------      ------

Interest expense:
    Interest on savings deposits and
        NOW accounts                              1,437      1,534       4,395       4,650
    Interest on money market accounts               345        273         937         806
    Interest on time deposits                     5,147      4,358      14,730      11,989
    Interest on Federal funds purchased
        and securities sold under
        agreements to repurchase                    672        619       1,840       1,851
    Interest on Treasury, tax and loan
        demand notes                                145        113         414         401
    Interest on Federal Home Loan Bank
        borrowings                                  820        186       2,414         348
                                                 ------     ------     -------      ------

        Total interest expense                    8,566      7,083      24,730      20,045
                                                 ------     ------      ------      ------

Net interest income                               7,457      6,390      20,702      20,878

Provision for loan losses                            90          -         240       1,550

Net interest income after provision              ------     ------      ------      ------
    for loan losses                             $ 7,367    $ 6,390     $20,462     $19,328
                                                 ------     ------      ------      ------

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Cont.)
                                   (Unaudited)
                     (In Thousands Except Share Information)


                                                     Three Months              Nine Months
                                                  Ended September 30        Ended September 30
                                                   1998        1997          1998         1997
                                                   ----------------          -----------------
Other income:
    Service charges on deposit accounts           $  826      $  674       $ 2,390      $ 2,028
    Investment management and trust fees             257         245           762          742
    Merchant card processing fees                    351         248           976          716
    Other operating income                           616         547         1,738        1,035
    Investment securities gains (losses)               -           -            79           (9)
    Gain on sale of credit card portfolio              -           -             -        9,117
                                                   -----       -----        ------       ------
           Total other income                      2,050       1,714         5,945       13,629
                                                   -----       -----         -----       ------

Other expenses:
    Salaries and employee benefits                 3,601       3,003        10,487        9,241
    Occupancy expense                                374         359         1,133        1,099
    Equipment expense                                531         380         1,394        1,161
    Data processing                                  212         181           558        1,054
    Professional fees                                131          90           375          306
    Postage, stationery and supplies                 192         194           628          561
    Advertising and business development             307         292           881        1,045
    FDIC premiums                                     21          19            60           59
    Gain on other real estate owned                    -           -             -         (515)
    Other operating expenses                         531         410         1,395        1,384
                                                   -----       -----        ------       ------
        Total other expenses                       5,900       4,928        16,911       15,394
                                                   -----       -----        ------       ------

Income before provision for income
    taxes                                          3,517       3,176         9,496       17,563

Provision for income taxes                         1,038         946         2,758        5,994
                                                   -----       -----         -----       ------

Net income                                        $2,479      $2,230       $ 6,738      $11,569
                                                   =====       =====        ======       ======

Earnings per common share:
        Basic                                     $  .37      $  .34       $  1.01     $   1.76
                                                   =====       =====        ======      =======
        Diluted                                   $  .37      $  .33       $   .99     $   1.71
                                                   =====       =====        ======      =======

Dividends per share:
    Class A Common                                $ .090      $ .065       $  .270     $  .195
    Common                                          .075        .053          .225        .158
                                                   =====       =====        ======       =====

Weighted average number of common shares:
        Basic                                  6,632,127   6,560,401     6,666,533    6,573,276
                                               =========   =========     =========    =========
        Diluted                                6,789,943   6,787,678     6,834,588    6,762,384
                                               =========   =========     =========    =========


            See Notes to Condensed Consolidated Financial Statements.

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (In Thousands)

                                                               1998          1997
                                                               ----          ----
                                                                   (Unaudited)
Cash flows from operating activities:
    Net income                                               $  6,738      $  11,569

    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Gain on credit card portfolio sale                         --         (9,117)
        Depreciation, discount accretion, premium
           amortization and amortization of intangibles         1,670          1,857
        Provision for loan losses                                 240          1,550
        Investment securities (gains) losses                      (79)             9
        Increase in other assets                                 (994)          (694)
        Increase in other liabilities                            (453)         8,146
                                                            ---------      ---------

Net cash provided by operating activities                       7,122         13,320
                                                            ---------      ---------

Cash flows from investing activities:
    Purchase of domestic certificates of deposit                   --        (10,000)
    Purchase of securities held-to-maturity                   (34,506)       (79,147)
    Purchase of securities available-for-sale                 (34,207)       (83,939)
    Proceeds from maturities, calls and paydowns
        of securities held-to-maturity                         50,041         51,709
    Proceeds from sales, maturities, calls and
        paydowns of securities available-for-sale              40,861         57,636
    Proceeds from credit card portfolio sale                       --         64,000
    Increase in loans                                        (125,444)       (49,289)
    Additions to premises and equipment                        (3,357)        (1,746)
                                                            ---------      ---------

Net cash used in investing activities                        (106,612)       (50,776)
                                                            ---------      ---------
Cash flows from financing activities:
    Increase (decrease) in demand deposits                     21,730           (688)
    Increase (decrease)in savings and interest
      bearing checking accounts                                 8,769        (11,554)
    Increase in money market accounts                           7,992            487
    Increase in time deposits                                  80,470         12,207
    Increase in securities sold under
        agreements to repurchase                                5,705          5,687
    Increase in treasury, tax and
        loan demand notes                                       3,167          6,723
    Proceeds from Federal Home Loan Bank borrowings            41,000         17,500
    Repayment of Federal Home Loan Bank borrowings            (27,500)            --
    Exercise of stock options                                     173            471
    Purchase of treasury stock                                 (2,123)        (2,815)
    Cash dividends                                             (1,682)        (1,251)
                                                            ---------      ---------

Net cash provided by financing activities                     137,701         26,767
                                                            ---------      ---------

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)
                                   (Continued)

                                                     1998          1997
                                                     ----          ----
Net increase (decrease) in cash and
    cash equivalents                                38,211        (10,689)
Cash and cash equivalents at beginning
    of period                                       32,954         61,255
                                                    ------         ------
Cash and cash equivalents at end of
    period                                         $71,165        $50,566
                                                    ======         ======
Supplemental disclosures:
    Interest paid                                  $24,303        $20,157
    Income taxes paid                                2,184          4,643
                                                     =====         ======

            See notes to Condensed Consolidated Financial Statements.

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

1.  Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  New Accounting Pronouncements:

    In October 1998, the Financial Accounting Standards Board issued Statement 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective the first fiscal quarter after December 15, 1998. This statement amends Statement 65 "Accounting for Certain Mortgage Banking Activities". This statement revises the accounting for retained securities and beneficial interests along with the classification of the retained securities and beneficial interests. Management of the Company does not expect that the adoption of Statement 134 will have a material effect on the consolidated financial statements of the Company.

    In June 1998, the Financial Accounting Standards Board adopted Statement 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company must adopt Statement 133 by January 1, 2000, however, early adoption is permitted. Upon adoption, the provisions of Statement 133 must be applied prospectively. The Company anticipates that the adoption of

                 FIRST OAK BROOK BANCHARES, INC. AND SUBSIDIARY

    Statement 133 will not have a material impact on the Company's financial statements.

    On January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement 130, "Reporting Comprehensive Income." Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the three and nine month periods ended September 30, total comprehensive income amounted to $3,813,000 and $7,937,000, respectively, in 1998 and $3,431,000 and $12,658,000, respectively, in 1997. These amounts represent the sum of net income for the period and the change in the accumulated other comprehensive income.

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

    The summary of these commitments to extend credit follows (in thousands):

                                   September 30, 1998    December 31, 1997
                                   ------------------    -----------------
           Commercial                    $74,219              $46,831
           Commercial mortgage            46,195               37,834
           Home equity                    88,905               80,338
           Check credit                      893                  969

4.  Shareholders' Equity:

    On July 21, 1998 the Board declared a 100% stock dividend on Common and Class A common stock which was distributed on September 3, 1998 to shareholders of record on August 20, 1998. All share and per share amounts have been restated to reflect the stock split effected in the form of a dividend.

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


    Shares authorized, issued and outstanding are as follows:

                                                  September 30,     December 31,
                                                      1998             1997
                                                      ----             ----
    Preferred Stock, Series B,
      no par value:
           Authorized                                 100,000          100,000
           Issued                                        None             None
           Outstanding                                   None             None
    Class A Common Stock,
      $2.00 par value:
           Authorized                              10,000,000        4,000,000
           Issued                                   4,019,272        3,972,814
           Outstanding                              3,688,772        3,736,814
    Common Stock,
      $2.00 par value:
           Authorized                               6,000,000        3,000,000
           Issued                                   3,263,984        3,297,792
           Outstanding                              2,915,938        2,949,746


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

    On October 20, 1998 the Board declared an increase in the quarterly cash dividend. The Class A Common new quarterly dividend is $.10 per share, up 11% from the October 1998 quarterly dividend of $.09. The Common new quarterly dividend is $.0825 per share, up 10% from the October 1998 quarterly dividend of $.075. The dividends are payable January 22, 1999 to shareholders of record on January 11, 1999.

5.  Earnings per Share:

    On December 31, 1997, the Company adopted the Financial Accounting Standards Board's Statement 128, "Earnings per Share." Statement 128 replaces the presentation of primary earnings per share (EPS) with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding for the period. EPS calculations for the three and nine month periods ended September 30, 1997 have been restated to

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

    reflect the adoption of Statement 128. Earnings per share calculations for the three and nine month periods ended September 30, 1998 and 1997 have been restated to give effect to the 100% stock dividend which was declared on July 21, 1998.

    The following table sets forth the weighted average shares used in the denominator for basic and diluted earnings per share for the periods ended September 30, 1998 and 1997:


                                      Three Months             Nine Months
                                   Ended September 30       Ended September 30
                                    1998         1997        1998        1997
                                    -----------------        ----------------
    Denominator for
       basic earnings per
       share                     6,632,127   6,560,401   6,666,533   6,573,276

    Effect of diluted
       securities:
       Stock options issued
       to employees and
       directors                   157,816     227,277     168,055     189,108
                                 ---------------------   ---------------------
    Denominator for
       diluted earnings
       per share                 6,789,943   6,787,678   6,834,588   6,762,384
                                 =====================   =====================


6.  Restatement and Reclassification:

    Certain amounts in the September 30, 1997 interim condensed consolidated financial statements have been reclassified to conform to their 1998 presentation and restated to give effect to the 100% stock dividend which was declared on July 21, 1998.

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Third Quarter Results
-------------------

Net income for the third quarter of 1998 was $2,479,000 compared with $2,230,000 earned in the third quarter of 1997, an increase of $249,000 or 11%. Basic earnings per share for the third quarter of 1998 were $.37 as compared to $.34 for 1997, while diluted earnings per share were $.37 for 1998 as compared to $.33 for 1997.

Key performance indicators for the 1998 third quarter show a return on average assets of 1.05% compared with 1.11% for the third quarter of 1997. For the third quarter of 1998, the return on average shareholders' equity was 13.26% compared with 13.36% for the same quarter of 1997.

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $1,083,000 or 16%. This increase is attributable to an 18% increase in average earning assets, offset by a 2% decrease in the net interest margin. The net interest margin for the third quarter of 1998 was 3.50% compared to 3.57% for the same period last year. The compression in the net interest margin was the result of competitive pricing of loans and deposits.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Average balances and effective interest yields and rates on a tax equivalent basis for the third quarters of 1998 and 1997 were as follows (dollars in thousands):

                                            1998                     1997
                                     -------------------      -------------------
                                     Average    Effective     Average    Effective
                                     Balance      Yield       Balance      Yield
                                     -------      -----       -------      -----
Federal funds sold                  $ 46,830      5.55%      $  7,917      5.57%
Interest-bearing
    deposits with banks               11,226      6.86         10,174      7.16
Securities                           289,259      6.91        332,721      6.29
Loans                                531,484      7.79        392,081      8.29
                                    --------      ----       --------      ----
Total earning assets/
    yield                            878,799      7.37       $742,893      7.35%
                                    ========      ====       ========      ====

Interest-bearing
    deposits                        $567,378      4.85       $501,398      4.88%
Short-term debt                       63,459      5.11         55,814      5.20
FHLB borrowings                       56,000      5.81         12,826      5.76
                                    --------      ----       --------      ----

Total interest-bearing
    liabilities/cost of
    funds                           $686,837      4.95%      $570,038      4.93%
                                    ========      ====       ========      ====

Net interest margin                               3.50%                    3.57%
                                                  ====                     ====

Net interest spread                               2.42%                    2.42%
                                                  ====                     ====

In comparison to the third quarter of 1997, average loans for the third quarter of 1998 grew 36%, or $139.4 million due to increased marketing efforts. The increase in average loans was led by indirect auto loans (up $58.2 million), commercial loans (up $39.1 million), commercial real estate loans (up $22.4 million) and residential real estate loans (up $15.1 million).

The effective yield on securities increased 62 basis points due to additional accretion income recorded on securities that were called in the third quarter of 1998.

Average interest-bearing liabilities increased $116.8 million or 20% as compared to the third quarter of 1997 due primarily to increases in average Federal Home Loan Bank borrowings and average time deposits. Average time deposits increased $58.0 million in response to successful retail deposit promotions.

Based on management's review of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $90,000 for the third quarter of 1998 compared to no provision in 1997. This increase was mainly the result of current loan growth, as the level of nonperforming loans continues to be low. See Asset Quality Section.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Total other income increased $336,000 or 20%. Service charges on deposit accounts increased $152,000 primarily due to an increase in business account analysis fees.

Merchant card processing fees increased $103,000 primarily due to several new large volume merchants and continued marketing efforts. Merchant interchange expense (in other operating expenses) also rose $85,000 as compared to the third quarter of 1997.

Other operating income increased $69,000 primarily due to the introduction of ATM surcharge fees and gains on mortgages sold into the secondary market.

Other expenses for the third quarter rose $972,000 compared to 1997. Salaries and employee benefits rose $598,000 as compared to 1997 due to normal raises, a highly competitive job market for new hires and increased requirements for staff in the new Aurora and Glen Ellyn branches and other growing areas of the bank.

Occupancy and equipment expenses increased $166,000 primarily due to an upgrade of the mainframe computer system and the new Aurora and Glen Ellyn branches.

Other operating expenses increased $121,000 primarily as the result of increased merchant interchange fees.

Earnings Highlights - Nine Month Results
-------------------
Net income for the nine months ended September 30, 1998 was $6,738,000, compared with $11,569,000 earned in 1997, a decrease of $4,831,000. Basic earnings per share for the first nine months of 1998 were $1.01 as compared to $1.76 earned in 1997 while diluted earnings per share were $.99 in 1998 as compared to $1.71 in 1997.

Earnings, excluding nonrecurring items, for the first nine months of 1998 increased $447,000 or 7% as compared to earnings, excluding nonrecurring items, for the same period in 1997.

Earnings, excluding nonrecurring items, in 1998 were reduced by the after-tax gain on the sale of securities while earnings, excluding nonrecurring items, in 1997 were reduced by the gain on the sale of property, the gain on the sale of the credit card portfolio and increased by the loss on securities sales.

Key performance indicators both before and after the non-recurring items for the first nine months of 1998 and 1997 compare as follows (amounts in thousands except earnings per share):

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


                                                          1998          1997
                                                       (excluding    (excluding
                                                      nonrecurring  nonrecurring
                            1998            1997          items)        items)
                            ----            ----          ------        ------

Net income              $   6,738      $   11,569      $   6,686      $   6,239

Earnings per share:
    Basic               $    1.01      $     1.76      $    1.00      $     .95
    Diluted             $     .99      $     1.71      $     .98      $     .92

Return on average
    assets                    .99%           2.01%           .98%          1.08%

Return on average
    shareholders'
    equity                  12.29%          25.26%         12.16%         13.61%


On a tax equivalent basis, net interest income for the first nine months of 1998 totaled $21,571,000 as compared to $21,745,000 in 1997, a 1% decrease. This decrease is due to a 19% increase in average earning assets offset by a 17% decrease in the net interest margin to 3.42% in 1998 from 4.10% in 1997. The compression of the net interest margin was the result of a change in the composition of average earning assets due to the sale of the credit card portfolio and, to a lesser extent, competitive pricing for loans and deposits.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Average balances and effective interest yields and rates on a tax equivalent basis for the first nine months of 1998 and 1997 were as follows (dollars in thousands):


                                              1998                   1997
                                        ---------------         ---------------
                                     Average      Effective  Average       Effective
                                     Balance        Yield    Balance         Yield
                                     -------        -----    -------         -----
Federal Funds sold                 $ 41,009          5.54%   $ 10,086         5.40%
Interest-bearing
    deposits with banks              11,217          6.79       3,639         7.11
Securities                          297,234          6.57     283,920         6.41
Loans                               494,368          7.96     411,799         8.96
                                   --------          ----    --------         ----
Total earning assets/
    yield                          $843,828          7.34%   $709,444         7.88%
                                   ========          ====    ========         ====

Interest-bearing
    deposits                       $545,513          4.92%   $484,603         4.81%
Short-term debt                      58,154          5.18      58,528         5.14
FHLB borrowings                      55,674          5.80       8,132         5.72
                                   --------          ----    --------         ----

Total interest-bearing
    liabilities/cost of
    funds                          $659,341          5.02%   $551,263         4.86%
                                   ========          ====    ========         ====

Net interest margin                                  3.42%                    4.10%
                                                     ====                     ====

Net interest spread                                  2.32%                    3.01%
                                                     ====                     ====


In comparison to the nine months ended September 30, 1997, average loans for the nine month period ended September 30, 1998 grew 20%, or $82.6 million due to increased marketing efforts. The increase in average loans was led by indirect auto loans (up $56.3 million), commercial loans (up $23.8 million), commercial real estate loans (up $20.7 million), and residential real estate loans (up $10.9 million). These increases were partially offset by a decrease in average credit card loans due to the sale of the portfolio ($35.7 million).

Loan growth since December 31, 1997 of $124.9 million was primarily due to indirect auto (up $42.9 million), commercial loans (up $35.7 million), commercial real estate (up $27.1 million) and residential real estate (up $15.9 million).

Average interest-bearing liabilities for the period increased $108.1 million or 20% as compared to the same period of 1997 due primarily to an increase in average Federal Home Loan Bank borrowings of $47.5 million and an increase in average time deposits of $62 million.

Based on management's review of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


$240,000 for the nine months ended September 30, 1998 compared to $1,550,000 in 1997. This decrease was mainly the result of a special provision for loan losses of $800,000 in 1997 related to the sale of the credit card portfolio as well as low levels of nonperforming loans. See Asset Quality Section.

Total other income excluding the gain on the sale of the credit card portfolio rose $1,433,000 or 32% over 1997. Service charges on deposit accounts increased $362,000 primarily due to an increase in business account analysis fees.

Investment management and trust fees rose $20,000 primarily due to an increase in discretionary assets under investment management and other new trust business. Discretionary assets under investment increased to $190 million at September 30, 1998 from $130 million at September 30, 1997.

Merchant card processing fees increased $260,000 primarily due to several new large volume merchants and continued marketing efforts. Merchant interchange expense (in other operating expenses) also rose $213,000 as compared to the same period in 1997.

Other operating income increased $703,000 primarily due to an increase of $450,000 in income earned from the revenue sharing agreement on the sold credit card portfolio, the introduction of ATM surcharge fees and gains on mortgages sold into the secondary market.

Total other expenses for the nine month period increased $1,517,000, or 10%. Excluding the non-recurring gain on the sale of other real estate owned in 1997, other expenses increased $1,002,000 as compared to 1997. Salaries and employee benefits increased $1,246,000 due to normal raises, a highly competitive job market for new hires and increased requirements for staff in the new Aurora and Glen Ellyn branches and other growing areas of the bank. These additional salaries were offset by the elimination of salaries due to the sale of the credit card portfolio.

Occupancy and equipment expenses for the first nine months of 1998 increased $267,000 primarily due to an upgrade to the mainframe computer system and the new Aurora and Glen Ellyn branches.

Data processing costs decreased $496,000 and advertising costs decreased $164,000, primarily as a result of the sale of the credit card portfolio.

Other operating expenses increased $11,000 primarily as a result of an increase in merchant interchange expense, offset by reduced expenses due to the sale of the credit card portfolio.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Asset Quality
-------------

Asset quality remains very strong, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing, and other real estate owned) totaling $664,000 at September 30, 1998. There was no other real estate owned as of September 30, 1998.

Net charge-offs for the first nine months of 1998 totaled $525,000 a decrease from net charge-offs of $1,126,000 for the same period of 1997. Of total net charge-offs in 1998, $451,000 related to an overdraft. The Company's subsidiary is vigorously pursuing recovery of this charge-off in a lawsuit filed in Federal Court for the Northern District of Illinois. The suit names a commercial customer and a major Loop bank as defendants. The complaint alleges the commercial customer perpetrated an improper kiting scheme and a major Chicago bank violated the requirements for the timely return of the subject checks imposed on it by law and regulations. Currently the case is in a discovery phase.

At September 30, 1998 the Company's loan loss reserve totaled $4,044,000, or
 .71%, of loans outstanding. Management believes the loan loss reserve is at an adequate level commensurate with the risks inherent in the loan portfolio.

The following table summarizes the Company's nonperforming assets
(in thousands):

                                             September 30,    December 31,
                                                 1998             1997
                                                 ----             ----
Nonaccrual                                     $    --          $    --
Loans which are past due
    90 days or more                                664              378
                                               -------          -------
    Total nonperforming loans                      664              378
Other real estate owned                             --               --
                                               -------          -------
    Total nonperforming assets                 $   664          $   378
                                               =======          =======

Nonperforming loans to loans
    outstanding                                    .11%             .09%
Nonperforming assets to loans
    outstanding and other real
    estate owned                                   .11%             .09%
Allowance for loan losses to
    nonperforming loans                           6.09x           11.45x
Allowance for loan losses to
    loans outstanding                              .71%             .97%
Net charge-offs to average
    loans outstanding (annualized)                 .11%             .36%

Loans past due 90 days or more and still accruing interest as of September 30, 1998 included two commercial loans with an aggregate balance of $480,000. Payments on these loans were received on October 2, 1998, curing the delinquencies.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Capital
-------

Shareholders' equity remains strong at $76.0 million at September 30, 1998. The Company and its subsidiary bank's Tier 1, total risk-based capital and leveraged ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of September 30, 1998 and the minimum ratios for "well capitalized" banks. The Federal regulators exclude the after-tax unrealized gain/loss on securities available for sale from these ratios.


                             Well            Company              Oak Brook
                         Capitalized       Consolidated              Bank
                         -----------       ------------              ----
Tier 1                   greater than
 Risk-based              or equal to 6%       11.38%                10.40%

Total Capital
 Ratio                   greater than
                         or equal to 10%      12.01%                11.03%

Tier 1 Capital           greater than
 leverage                or equal to 5%        7.65%                 6.99%


On January 28, 1997, the Company's Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 4%, or approximately 270,000 shares, of its Class A or common stock through mid-1998. This repurchase plan was completed during the second quarter of 1998.

On January 27, 1998, the Board of Directors authorized another stock repurchase program. This program allows the Company to repurchase up to an additional 200,000 shares of its Class A common stock over the following 18 months. Repurchases are being made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. As of September 30, 1998, approximately 136,000 shares of stock remain to be purchased under this repurchase plan.

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

    Oak Brook Bank:

    . Informal Federal funds lines with six correspondent banks, subject to continued good financial standing.

    . Reverse repurchase agreement lines with three brokerage firms, subject to the availability of collateral and continued good financial standing.

    . Additional advances from the Federal Home Loan Bank of Chicago, subject to the availability of collateral and FHLB stock ownership.

    Parent Company:

    . Revolving credit arrangement for $5 million. The line is currently unused and matures on May 1, 1999. It is anticipated to be renewed annually.

    . The parent company also had cash, short-term investments, and other readily marketable securities totaling $7,500,000 at September 30, 1998.

Year 2000 Compliance
--------------------

The Company is implementing the final phases of its Year 2000 Project Plan (the "Plan"). The Company has completed the Awareness and Planning and Assessment Phases of its Plan which encompassed all of its computer hardware and software and physical plant equipment (the "Systems"). The Company continues to monitor its vendors' and customers' progress on their Year 2000 compliance. The Company is currently testing its Systems and all testing should be completed in the first half of 1999. The Company's core data processing system is the Jack Henry Silverlake System. The Company has received written assurances from Jack Henry that a current release is Year 2000 compliant. The Company has scheduled the installation of this release during November 1998 and has made arrangements to test the System offsite during February 1999. This offsite testing of the Jack Henry System will also include the testing of the Company's teller platform and ACH systems due to their interface with Jack Henry. Testing of the Company's security systems and Fedline should be completed by the end of 1998.

In addition to its final testing phase, the Company is in the process of developing contingency plans for the failure of any critical system.

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


The Company's estimate of out of pocket costs for testing is under $100,000. These costs do not include the number of man-hours necessary to assess, test and certify that its Systems are Year 2000 compliant. This cost also does not include replacement of any system determined to be noncompliant during the Testing Phase. The Company does not anticipate that these costs will be material to its operations or financial condition. The Company will continue to expense costs for Year 2000 compliance as they occur, consistent with generally accepted accounting principles.

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

In early January, 1998, the Company opened a new branch in Aurora, Illinois. Operations of the Aurora branch through September 30, 1998 had a net after-tax cost of approximately $.02 per basic and diluted share.

In September, 1998, the Company opened a new branch in Glen Ellyn, Illinois. Costs incurred on the Glen Ellyn branch were being capitalized during the construction phase. The Company will bear more expenses, including depreciation, now that the branch has been put into service.

In June, 1998, the Company entered into a contract, subject to certain conditions, to purchase a site for a branch in LaGrange, Illinois. This branch is expected to open in 1999. Costs incurred for the LaGrange branch have been capitalized. The Company will begin to incur more expenses, including depreciation, when the branch is put into service.

Qualitative and Quantitative Disclosures about Market Risk
----------------------------------------------------------

As described in the 1997 Annual Report to shareholders, the Company manages its interest rate risk through measurement techniques which include a simulation model and gap analysis. As part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 1998 has changed materially from that at December 31, 1997.

                 FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY


Forward Looking
---------------

Except for historical matters, this report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors and uncertainties which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: deterioration of general economic conditions, changes in interest rates that result in reduced interest rate margins, legislative or regulatory changes, loan demand and depositor preferences, significant increases in competitive pressures among financial institutions, and the ability of vendors and third parties to respond to and meet commitments related to Year 2000 issues. These risks and uncertainties should be considered in evaluating forward-looking statements.


ITEM 5. OTHER INFORMATION

The following is notice pursuant to Rule 14a-5(e)(2) and Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, regarding the Company's use of discretionary authority with respect to non-Rule 14a-8 stockholder proposals which may be made at the 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting").

In the event that a proponent of a stockholder proposal at the 1999 Annual Meeting fails to provide notice of the intent to make such proposal by personal delivery or mail to the Secretary of the Company on or before February 16, 1999 (or by an earlier or later date, if such date is established by amendment to the Company's By-laws), then any proxy solicited by management may confer discretionary authority to vote on such proposal.

The foregoing does not apply to proposals submitted for inclusion in the Company's proxy statement for the 1999 Annual Meeting. As stated more fully in the Company's proxy statement for its 1998 Annual Meeting of Stockholders, notice of any such proposals must be received by personal delivery or by mail to the Secretary of the Company no later than December 1, 1998.

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

                                             FIRST OAK BROOK BANCSHARES, INC.
                                             -------------------------------
                                                       (Registrant)



Date  November 12, 1998                      /s/ RICHARD M. RIESER, JR.
    -------------------                      -------------------------------
                                                 Richard M. Rieser, Jr.,
                                                 President, Assistant
                                                 Secretary, and Director



Date  November 12, 1998                      /s/ ROSEMARIE BOUMAN
    -------------------                      -------------------------------
                                                 Rosemarie Bouman,
                                                 Vice President, Chief
                                                 Financial Officer and
                                                 Chief Accounting Officer