Form 10-K405
period 1998-12-31
FIRST OAK BROOK BANCSHARES INC
filed 1999-03-31
CIK 717837

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended     December 31, 1998
                              ------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from __________ to ___________

    Commission file number 0-14468.
                           --------

                       First Oak Brook Bancshares, Inc.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   36-3220778
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

1400 Sixteenth Street, Oak Brook, Illinois                     60523
-------------------------------------------                  ---------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999 was: $82,145,467 based upon the last sales price of the registrant's Class A Common stock at $18.25 per share as reported by the National Association of Securities Dealers Automated Quotation System.

The number of shares outstanding of each of the registrant's classes of common stock as of March 19, 1999: 2,933,583 shares of Common Stock and 3,675,583 shares of Class A Common Stock.

Documents incorporated by reference: Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, and Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed on or about April 1, 1999 are incorporated by reference into Parts I., II. and III. hereof, to the extent indicated in the Form 10-K Cross-Reference Index.

                        Form 10-K Cross-Reference Index

          Certain information required to be included in Form 10-K is also included in the 1998 Annual Report to Shareholders or in the Proxy Statement used in connection with the 1999 Annual Meeting of Shareholders to be held on May 4, 1999. The following Cross-Reference Index shows the page location in the 1998 Annual Report or in the Proxy Statement of only that information which is to be incorporated by reference into Form 10-K. All other sections of the 1998 Annual Report or the Proxy Statement are not required in Form 10-K and should not be considered a part thereof.

                                                                                      1998       1998         1999
                                                                                      FORM      ANNUAL        PROXY
Item No.                          Part I                                              10-K      REPORT      STATEMENT
                                                                                     ---------------------------------
1.      Business...................................................................   2-11
           Statistical Disclosure by Bank Holding Companies........................             14-30
2.      Properties.................................................................  11-12

3.      Legal Proceedings..........................................................     12

4.      Submission of Matters to a Vote of Security Holders........................     12

                                  Part II

5.      Market for Registrant's Common Equity
           and Related Stockholder Matters.........................................     13

6.      Selected Financial Data....................................................                14

7.      Management's Discussion and Analysis of
           Financial Condition and Results of Operation............................             14-30

7a.     Quantitative and Qualitative Disclosures about
           Market Risk.............................................................                24

8.      Financial Statements and Supplementary Data................................             31-48

9.      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.....................................     13

                                  Part III

10.     Directors and Executive Officers of the Registrant.........................                            6-7

11.     Executive Compensation.....................................................                          10-13

12.     Security Ownership of Certain Beneficial
           Owners and Management...................................................                            3-4

13.     Certain Relationships and Related Transactions.............................                              7

                                  Part IV

14.     Exhibits, Financial Statement Schedules
           and Reports on Form 8-K.................................................  15-17

        Signatures.................................................................     18

                                    PART I

ITEM 1.  BUSINESS

General
-------

First Oak Brook Bancshares, Inc. (the Company) was organized under Delaware law on March 3, 1983, as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding capital stock of Oak Brook Bank (the Bank), Oak Brook, Illinois, which is an Illinois state-chartered bank. The bank has nine locations in DuPage County and two locations in Cook County. Another branch is scheduled to open in LaGrange, Illinois in the third quarter of 1999. The Company employs 293 full-time equivalent employees.

The Company has two classes of common stock, Class A Common stock and Common stock. The Common stock is convertible into Class A Common at any time on a one-for-one basis. The Company has authorized shares of Class A Common and Common stock of 10,000,000 and 6,000,000, respectively.

On July 21, 1998, the Company's Board declared a 100% stock dividend on Common and Class A Common Stock which was distributed on September 3, 1998 to shareholders of record on August 20, 1998. All share and per share amounts reflect this stock split effected in the form of a dividend.

As of December 31, 1998, the Company had total assets of $1,009,275,000; loans of $631,987,000 deposits of $777,802,000, and shareholders' equity of $77,061,000.

The business of the Company consists primarily of the ownership, supervision and control of its subsidiary bank. The Company provides its subsidiary bank with advice, counsel and specialized services in various fields of banking policy and strategic planning. The Company also engages in negotiations designed to lead to the acquisition of other banks and closely related businesses.

The Bank is engaged in the general retail and commercial banking business. The services offered include demand, savings, and time deposits, corporate cash management services, and commercial and personal lending products. In addition, related products and services are offered including discount brokerage and foreign currency sales. The Bank has a full service investment management and trust department.

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

Loans originated comply with the Bank's loan policies and governmental rules, regulations and laws. While the Bank's loan policy varies for different loan products, the policy generally covers such items as: percentages to be advanced against collateral, blanket or specific liens, insurance requirements, maximum terms, down payment requirements, debt-to-income ratio, credit history and other matters of credit concern.

The Bank's loan policy grants limited loan approval authority to designated loan officers. Where a credit request exceeds the loan officer's approval authority, approval by a senior lending officer and/or bank loan committee is required. The loan policy also sets forth those credit requests that, either because of the amount and/or type, require the approval of the bank loan committee.

The chart that follows sets forth the credit risks, loan origination procedures, underwriting standards and lien position generally associated with the Bank's lending in each major loan category. The major loan categories are commercial loans; commercial real estate, construction and land acquisition loans; residential real estate, including purchase money, refinance and home equity loans; indirect auto loans; and consumer loans, including direct auto loans, check credit and student loans. These loans are made generally in the Chicago Metropolitan area and are generally secured by collateral located in the Chicago Metropolitan area.

The chart sets forth the information generally considered in approving each category of loans. The collateral stated for each category is the collateral generally required for these loans. Each loan is reviewed on its own merits and the information set forth in the chart does not necessarily apply to each loan within a category. The lien position (if any) and collateral documentation for commercial loans and commercial real estate loans are structured specifically for each loan.

====================================================================================================================================
          LOAN TYPE
        YEAR END BAL.     PRINCIPAL                SIGNIFICANT                              MAJOR
           (000'S)        CREDIT                 LOAN ORIGINATION                        UNDERWRITING
      % OF GROSS LOANS    RISKS                    DOCUMENTATION                          STANDARDS                  LIEN POSITION
====================================================================================================================================
Commercial             Borrower default  Personal financial statements of       Determination of eligible and       Unsecured:
-Working capital       Industry change    guarantors                             ineligible receivables              Companies  with
-Term                  General economic  Personal tax returns of guarantors     Advances generally not to exceed     significant net
                        conditions       Business financial statements, or tax   80% of eligible collateral          worth relative
BALANCE      $108,685                     returns (if applicable)               Annual credit review                 to debt and
 %               17.2%                   Cash flow projections                  Debt to tangible net worth normally  solid
                                         Credit history                          less than 4 to 1                    operating
                                         Mercantile reports                     Assessment of company's cash flow    history
                                         Supplier references                     -net annual cash flow should be    Secured:
                                         Customer references                      120% of the total estimated        Blanket first
                                         If applicable                            annual debt service (with a        lien on key
                                         -Collateral valuation floor)             100% floor)                        business
                                         -Accounts receivable and accounts      Maximum length of term loans         assets
                                          payable listing and aging              generally 7 years                   (unmonitored
                                         -Machinery, furniture, fixtures and    Personal guaranties of controlling   or with
                                          equipment, inventory lists             owners of smaller closely held      limited
                                         -Pre-loan audit                         companies (full or partial)         monitoring)
                                                                                Periodic monitoring of accounts     Secured:
                                                                                 receivable                          Specific
                                                                                Periodic audit for asset based       first lien on
                                                                                 loans                               assets being
                                                                                Loan covenant restrictions           financed
                                                                                -Other borrowings                    (including
                                                                                -Payment of dividends                leases)
                                                                                -Limit on owner withdrawals
                                                                                -Sale of company
                                                                                -Capital expenditures
                                                                                -Debt to net worth limits
                                                                                -Minimum tangible net worth
                                                                                Evidence of insurance

------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL             Borrower default  Personal financial statements of       Loans to appraised value generally  Secured:
REAL ESTATE            Industry change   guarantors                              not to exceed 80% (with a ceiling  First
                       General economic  Personal tax returns of guarantors      of 85%)                            mortgages
BALANCE     $114,373    conditions       Business financial statements, or tax  Assessment of property's cash flow  Assignment
%               18.1%                     returns (if applicable)                -net annual cash flow should be     of rents/
                                         Cash flow projections                   120% of the total estimated         leases
                                         Credit history                          annual debt service (with a 100%   Security
                                         Lender references                       floor)                              agreement on
                                         Appraisals                             Personal guaranties of controlling   fixtures
                                         Environmental assessments               owners (full or partial)           Environmental
                                         Credit history of key tenants          Evidence of insurance                indemnity
                                         Financial information on key tenants   Tax and insurance escrows (if        agreement
                                         Review of leases                        applicable)
                                         Market trends and conditions

------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================
     LOAN TYPE
   YEAR END BAL.        PRINCIPAL                  SIGNIFICANT                               MAJOR
      (000'S)            CREDIT                 LOAN ORIGINATION                         UNDERWRITING                  LIEN
  % OF GROSS LOANS        RISKS                   DOCUMENTATION                            STANDARDS                 POSITION
====================================================================================================================================
Construction        Project           Personal financial statements of       Land acquisition loan to value         Secured:
and Land             completion        guarantors                             generally not to exceed 50% (with     First
Acquisition         Borrower default  Personal tax returns of guarantors      a ceiling of 65%)                     mortgages
                    Industry change   Business financial statements or tax   Land development loan to value         Assignment
BALANCE  $ 41,640                      returns (if applicable)                generally not to exceed 75%            of rents/
 %            6.6%                    Cash flow projections                  Construction loan to value generally    leases
                                      Credit history                          not to exceed 75% (with a ceiling     Assignment of
                                      Industry experience and reputation      of 85%) of retail value                unit sale
                                      Contractor references                  Assessment of project cash flow         contracts
                                      Lender references                      Disbursement escrows                   Assignment of
                                      Market trends and conditions           Personal guaranties (full or partial)   plans,
                                      Project feasibility                    Evidence of insurance                   specifications
                                      -Market acceptance                     Inspection                              construction
                                      -Project marketing strategy                                                    and service
                                      -Engineering review                    Residential subdivision projects        contracts
                                      Appraisals                             -Minimum unit release                  Assignment of
                                      Environmental assessments               requirements for accelerated          developers
                                                                              payback                               rights
                                      Review of other current projects by    -Interest reserves (if applicable)     Environmental
                                       developer                                                                     indemnity
                                                                                                                     agreement

------------------------------------------------------------------------------------------------------------------------------------
RESIDENTIAL         Borrower default  Application (including financials)     Debt to income generally not to        Secured:
REAL ESTATE         -Reduction of     Verification of employment and income   exceed 39% gross annual income         -First
                     income           Verification of deposits (excluding    Principal/interest/taxes/insurance       mortgages
                    -Excessive debt    home equity)                           generally less than 28% of gross
BALANCE  $117,438   -Future death,    Collateral appraisal, generally two     annual income
%           18.6%    disability or     appraisals for property values in     Loan to value
                     divorce           excess of $500,000                    -Generally not to exceed 80% for
                    Decline in market Credit history                          loans under $500,000
                     value            Flood hazard certification             -Generally not to exceed 70%
                    Completion of                                             for loans greater than $500,000
                     construction                                            Insurance (flood, hazard)
                                                                             Two year job history or employment
                                                                              in related field
                                                                             No serious prior derogatory credit
                                                                              history
                                                                             No current delinquencies

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

HOME EQUITY

BALANCE  $73,149    Same as above     Same as above                          Same as above                           -Primarily
%           11.5%                                                                                                     Second
                                                                                                                      mortgages

------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================

          LOAN TYPE
        YEAR END BAL.           PRINCIPAL                     SIGNIFICANT                                MAJOR
           (000'S)               CREDIT                    LOAN ORIGINATION                          UNDERWRITING
       % OF GROSS LOANS          RISKS                      DOCUMENTATION                             STANDARDS
====================================================================================================================================
Indirect Auto                   Borrower default   Application (with financials)           Debt to income ratio generally not to
                                -Reduction of      Verification of employment               exceed 39% of gross annual
BALANCE        $165,341          income             Credit history                          income
     %             26.1%        -Excessive debt    Evidence of insurance                   No serious prior derogatory credit
                                -Future death,                                              history
                                 disability or                                             No current delinquencies
                                 divorce                                                   Stable employment and residence
                                Collateral value                                           Established credit, unless down
                                 decline                                                    payment * 25%
                                Casualty

                                Dealer             New dealerships are submitted for       New cars-
                                -Business decline   credit approval                         -invoice up to $18,000, will
                                -Industry decline  -Review dealers trade and references      finance  up to  $500 over invoice
                                -General           -Review dealer financial statements      -invoice over $18,000, will finance
                                 economic          -Mercantile report                        up to $1,000 over invoice
                                 conditions        -Annual review                          Used cars (generally not older than
                                -Fraud             -Signed dealer agreement                 4 years)-loans limited to 100% of
                                                                                            NADA loan value

------------------------------------------------------------------------------------------------------------------------------------
CONSUMER                        Borrower default   Application (with financials)           Debt to income ratio generally not to
AUTO (DIRECT)                   -Reduction of      Verification of employment               exceed 39% of gross annual
                                 income            Credit history                           income
BALANCE        $  3,386         -Excessive debt    Evidence of insurance                   No serious prior derogatory credit
 %                   .5%        -Future death,                                              history
                                 disability or                                             No current delinquencies
                                 divorce                                                   Stable employment and residence
                                Collateral value                                           Established credit, unless down
                                 decline                                                    payment * 25%
                                Casualty
                                                                                           New cars -
                                                                                            -invoice up to $18,000, will
                                                                                             finance  up to  $500 over invoice
                                                                                            -invoice over $18,000, will finance
                                                                                             up to  $1,000 over invoice
                                                                                           Used cars (generally not older than
                                                                                            4 years)-loans limited to 100% of
                                                                                            NADA loan value

STUDENT                         Loss of            Application                             Compliance with government
                                 Government                                                 standards
BALANCE        $  5,803          guaranty
%                    .9%


OTHER
                                Various            Various                                 Various
BALANCE        $  2,804
%                    .5%

------------------------------------------------------------------------------------------------------------------------------------


===============================================================
          LOAN TYPE
        YEAR END BAL.
           (000'S)
       % OF GROSS LOANS          LIEN POSITION
===============================================================
Indirect Auto                   Secured, recorded lien
                                 on title
BALANCE        $165,341         Single interest
     %             26.1%         insurance

---------------------------------------------------------------
CONSUMER                        Secured, recorded lien
AUTO (DIRECT)                    on title
                                Single interest
BALANCE        $  3,386          insurance
 %                   .5%

STUDENT                         Unsecured,
                                 Government guaranty
BALANCE        $  5,803
%                    .9%


OTHER
                                Various
BALANCE        $  2,804
%                    .5%
---------------------------------------------------------------

*  Greater than

Competition
-----------

The Company and its subsidiary bank operate primarily in DuPage County, Illinois, with nine locations, and two locations in Cook County, Illinois, one of which is located in western Cook County and the other on Chicago's North Shore.

At June 30, 1998, the Company's eight DuPage County, Illinois, offices (Glen Ellyn was not opened until September 1998) held $656.9 million in deposits for an approximate 5.8% market share in relation to the total deposits in DuPage County commercial banks. The Company's two offices in Cook County, Illinois, contained $85.5 million in deposits for an approximate .1% market share of Cook County. The Company's offices are part of the Chicago banking market, as defined by the Federal Reserve Bank of Chicago, consisting of Cook, DuPage and Lake Counties, which at June 30, 1998, had $111.5 billion in deposits.

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

Regulation and Supervision
--------------------------

General
-------

The Company is a bank holding company subject to the restrictions and regulations adopted under the Bank Holding Company Act of 1956, as amended (the
BHCA), and interpreted by the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the Company is also subject to Federal Securities Laws and Delaware Law. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company. However, no acquisition may be approved if it is prohibited by applicable state law. The Company is examined by the Federal Reserve Bank of Chicago.

The subsidiary bank is subject to extensive governmental regulation and periodic regulatory reporting requirements. The regulations by various governmental entities, as well as Federal and State laws of general application affect the Company and the subsidiary bank in many ways including but not limited to: requirements to maintain reserves against deposits, payment of Federal Deposit Insurance Corporation insurance, restrictions on investments, establishment of lending limits and payment of dividends. The subsidiary bank is primarily supervised and examined by the Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation (FDIC).

The Federal Reserve Bank examines and supervises bank holding companies pursuant to risk-based capital adequacy guidelines. These guidelines establish a uniform capital framework that is sensitive to risk factors, including off-balance sheet exposures, for all federally supervised banking organizations. This can impact a bank holding company's ability to pay dividends and expand its business through the acquisition of subsidiaries if capital falls below the levels established by these guidelines. As of December 31, 1998 the Company's Tier 1, total risk-based capital and leverage ratios were in excess of minimum regulatory guidelines and the subsidiary bank's capital ratios also exceed the FDIC criteria for "well capitalized" banks. See the Company's Annual Report at page 43 for a more detailed discussion of the Risk Based Assessment System and the impact upon the Company and its subsidiary bank.

Federal Deposit Insurance
-------------------------

Under Federal law, the FDIC has authority to impose special assessments on insured depository institutions, to repay FDIC borrowings from the United States Treasury or other sources, and to establish semi-annual assessment rates for Bank Insurance Fund (BIF) member banks to maintain the BIF at the designated reserve ratio required by law. Effective January 1, 1999 the FDIC Assessment Rate Schedule for BIF members ranged from zero for "well capitalized" institutions to $.27 per $100 for "undercapitalized" institutions as set forth in the following table:

                                   BIF RATES

               --------------------------------------------------------
                  Capital               Supervisory Subgroup
                                      ---------------------------------
                   Group               A              B         C
               --------------------------------------------------------
                Well capitalized        0 cents       3 cents  10 cents
                Adequate                3            10        24
                Under capitalized      17            24        27

The Funds Act also authorized the Financing Corporation (FICO) to levy annual assessments of BIF-assessable deposits to service FICO bond obligations. On January 4, 1999 the Company's subsidiary bank was assessed $44,253 for its semiannual FICO payment. The BIF assessment must equal 1/5 of the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund (SAIF). The annual assessment rates for FICO were determined from the September 30, 1998 call reports and for BIF institutions the rate was 1.22c per $100.

The subsidiary bank is not restricted by the limitations on Brokered Deposits and can pass-through the $100,000 FDIC insurance coverage to each participant in or beneficiary of a qualified employee benefit plan.

The Riegle/Neal Interstate Banking and Branching Efficiency Act of 1994 (The
----------------------------------------------------------------------------
Interstate Banking Act)
-----------------------

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA)
--------------------------------------------------------------------------

The FDICIA significantly expanded the regulatory and enforcement powers of federal banking regulators. FDICIA gives federal banking regulators comprehensive directions to promptly direct or require the correction of problems of inadequately capitalized banks in a manner that is least costly to the Federal Deposit Insurance Fund. The degree of corrective regulatory involvement in the operations and management of banks and their holding companies will be largely determined by the actual or anticipated capital position of the institution. See the Company's Annual Report pages 29 and 43 detailing the Company's capital position.

FDICIA also directs federal banking regulatory agencies to issue new safety and soundness standards governing operational and managerial activities of banks and their holding companies particularly in regard to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, executive compensation and market risk sensitivity.

Year 2000
---------

See "Year 2000 Compliance" on pages 29 & 30, inclusive, of the Company's 1998 Annual Report to Shareholders, which is Incorporated herein by reference.

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

Statistical Disclosure by Bank Holding Companies
------------------------------------------------

See "Management Discussion and Analysis" on pages 14 through 30, inclusive, of the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference for the statistical disclosure by bank holding companies.

ITEM 2.  PROPERTIES

The Company's offices are located in Oak Brook, Illinois. The subsidiary bank and its branches conduct business in both owned and leased premises. The Company believes its facilities are suitable and adequate to operate its banking business. For information concerning lease obligations, see Note 5 of the Notes to Consolidated Financial Statements and lease exhibits previously filed and incorporated by reference.

The Company and Oak Brook Bank occupy space in an eight-year old, three-story, 100,000 square foot, modern office building located at 1400 Sixteenth Street, Oak Brook, Illinois, which is owned and operated by Oak Brook Bank. The first
                              -----
and second floors and portions of the third floor and lower level are occupied by Oak Brook Bank. The Company leases a small portion from Oak Brook Bank. A portion of the third floor is rented to third parties.

During 1998, Oak Brook Bank purchased property in the western Cook County suburb of LaGrange, Illinois. Development of the site began in 1999 for the construction of a new branch expected to open during the third quarter of 1999. The brick building will be approximately 4,100 square feet.

In addition, Oak Brook Bank operates the following branches:

     Addison - A 26 year old, 14,500 square foot, two-story brick, colonial
     -------
     building including a full basement and attached drive-up facility in Addison, Illinois. The second floor is rented to third parties. This facility and real estate are owned by Oak Brook Bank and was originally the
                                  -----
     Heritage Bank of Addison, acquired September, 1974.

     Aurora - A one year old Federalist style building, 4,400 square feet, brick
     ------
     with a slate roof and accentuated by a clock tower in Aurora, Illinois. This facility and real estate are owned by Oak Brook Bank. Opened in
                                       -----
     January, 1999.

     Bensenville -  Approximately 2,000 square feet of leased space in a modern,
     -----------                                       ------
     two-story glass building in Bensenville, Illinois. The current lease expires in 2001 and has three additional 5-year renewal options. Opened in May, 1986.

     Broadview -  A 45 year old, 6,955 square foot, one-story brick building in
     ---------
     Broadview, Illinois. This facility and real estate are owned by Oak Brook
                                                            -----
     Bank. Originally Liberty Bank acquired in March, 1989.

     Broadview Drive-up - Oak Brook Bank also owns a detached one-story drive-up
     ------------------                       ----
     facility across the street from the Broadview location.

     Burr Ridge - Approximately 6,600 square feet of leased space in a one-story
     ----------                                      ------
     contemporary building located in Burr Ridge, Illinois. A portion of this space is used for record storage. The current lease expires in 1999 and has five additional 3-year renewal options. Opened in October, 1988.

     Glen Ellyn - A new cape cod cottage style building, 1,100 square feet and
     ----------
     constructed of stone and stucco. The facility includes a drive-up and is owned by Oak Brook Bank. Opened in September, 1998.
     -----

     Glenview - Approximately 1,800 square feet of leased space in a strip
     --------                                      ------
     shopping center in Glenview, Illinois. The current lease expires in 2002 with an option to cancel in 1999. Opened in March, 1990.

     Lisle -  Approximately 1,300 square feet of leased space in a neighborhood
     -----                                       ------
    shopping center in a primarily residential section of Lisle, Illinois. A detached drive-up automated teller machine is also operated at this location. The current lease expires in 2000 and has one additional 3-year renewal option. Opened in October, 1985.

     Naperville - A 2,400 square foot, two-story contemporary Palladian-style
     ----------
     building with a full basement and attached drive-up facility in Naperville, Illinois. This facility is owned by Oak Brook Bank. Opened in June, 1988.
                                -----

     Warrenville - Approximately 4,400 square feet of leased space on the first
     -----------                                      ------
     floor of a two-story tudor-style building with a full basement and attached drive-up facility in Warrenville, Illinois. The current lease expires in 2003. Originally Warrenville Bank & Trust, acquired April, 1983.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiary bank were not subject to any material pending or threatened legal actions as of December 31, 1998. No such actions have arisen subsequent to year-end.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of this year.

                                    PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock is listed on The Nasdaq Stock Market(R). See "Stock Performance and Dividend Information" on page 1 and "Corporate and Shareholder Information" on the inside back cover of the Company's 1998 Annual Report to Shareholders which is incorporated herein by reference.

See Notes 8, 12 and 13 of the Notes to Consolidated Financial Statements on pages 42 through 45, inclusive, of the Company's 1998 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

See "Earnings Summary and Selected Consolidated Financial Data" on page 14 of the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

See "Management Discussion and Analysis" on pages 14 through 30, inclusive, of the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See "Interest Rate Sensitivity" on page 24 of the Company's 1998 Annual Report to shareholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes are on pages 31 through 48, inclusive, of the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable. Information relating to this Item was previously reported on the Company's Form 8-K filed on July 28, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Directors and Executive Officers" on pages 6 and 7 of the Company's Proxy Statement to be filed on or before April 1, 1999, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See "Summary Compensation Table" and footnotes, "Five Year Performance Comparison" and "Aggregated Option Exercises and Year-End Option Values Table" and "Option Grants Table" on pages 10 through 13, inclusive, of the Company's Proxy Statement to be filed on or before April 1, 1999, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Information Concerning Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the Company's Proxy Statement to be filed on or before April 1, 1999, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Certain Transactions" on page 7 of the Company's Proxy Statement to be filed on or before April 1, 1999, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                 ANNUAL REPORT
                                                                      PAGE
                                                                      ----

(a) 1. The following financial statements are filed as part of this report:

        Annual Report to Shareholders -
          Report of Independent Auditors                                 31
          Consolidated Balance Sheets - December 31, 1998
            and 1997                                                     32
          Consolidated Statements of Income for each of
            the three years in the period ended
            December 31, 1998                                            33
          Consolidated Statements of Changes in
            Shareholders' Equity for each of the three
            years in the period ended December 31, 1998                  34
          Consolidated Statements of Cash Flows for each
            of the three years in the period ended
            December 31, 1998                                            35
          Notes to Consolidated Financial Statements                  36-48

     2. Financial statement schedules: Other than the opinion of the predecessor independent auditor, filed as Exhibit 99 hereto, all schedules are omitted as they are not applicable or information is included in the consolidated financial statements or the notes thereto.

(b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this report: None

(c)  The following exhibits are included herein:

       Exhibit (3)     Articles of Incorporation including Amendments thereto
                       and By Laws of First Oak Brook Bancshares, Inc. (Exhibit
                       3 to the Company's Form 10-Q Quarterly Report for the period ended June 30, 1998, incorporated herein by reference).


       Exhibit (10.1)  Loan Agreement between First Oak Brook Bancshares, Inc.
                       and LaSalle National Bank dated December 1, 1991 as amended. (Exhibit 10.1 to the Company's Form 10-Q Quarterly Report for the period ended June 30, 1998, incorporated herein by reference).

       Exhibit (10.2)  Lease Agreement between First Oak Brook Bancshares, Inc.
                       and Oak Brook Bank dated November 8, 1991. (Exhibit 10.2 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

       Exhibit (10.3)  First Oak Brook Bancshares, Inc. Executive Deferred
                       Compensation Plan effective November 1, 1997. (Exhibit
                       10.3 to the Company's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference).

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

       Exhibit (10.9)  Form of Transitional Employment Agreement for Eugene P.
                       Heytow, Richard M. Rieser, Jr. and Frank M. Paris.

       Exhibit (10.10) Form of Transitional Employment Agreement for Senior
                       Officers.

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

       Exhibit (13)    Annual Report to Shareholders.

       Exhibit (21)    Subsidiary of the Registrant.

       Exhibit (23.1)  Consent of KPMG LLP.

       Exhibit (23.2)  Consent of Ernst and Young LLP.

       Exhibit (27)    Financial Data Schedule.

       Exhibit (99)    Ernst & Young LLP Opinion.

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

                              FIRST OAK BROOK BANCSHARES, INC.
                              --------------------------------
                                         (Registrant)

                              BY:   /S/ EUGENE P. HEYTOW
                                    --------------------------
                                    (Eugene P. Heytow, Chairman of the
                                    Board and Chief Executive Officer)

                              DATE:   March 19, 1999
                                   --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                      Date
---------                         -----                      ----
/S/ EUGENE P. HEYTOW              Chairman of the Board      March 19, 1999
----------------------------
    Eugene P. Heytow              and Chief Executive
                                  Officer

/S/ FRANK M. PARIS                Vice Chairman of           March 19, 1999
----------------------------
    Frank M. Paris                the Board

/S/ RICHARD M. RIESER,Jr.         President,                 March 19, 1999
----------------------------
    Richard M. Rieser, Jr.        Assistant Secretary,
                                  and Director

/S/ MIRIAM LUTWAK FITZGERALD      Director                   March 19, 1999
----------------------------
    Miriam Lutwak Fitzgerald

/S/ GEOFFREY R. STONE             Director                   March 19, 1999
---------------------------
    Geoffrey R. Stone

/S/ MICHAEL L. STEIN              Director                   March 19, 1999
---------------------------
    Michael L. Stein

/S/ STUART I. GREENBAUM           Director                   March 19, 1999
---------------------------
    Stuart I. Greenbaum

/S/ ROBERT WROBEL                 Director                   March 19, 1999
---------------------------
    Robert Wrobel

/S/ ROSEMARIE BOUMAN              Vice President and         March 19, 1999
---------------------------
    Rosemarie Bouman              Chief Financial Officer