Form 10-Q
period 1999-03-31
FIRST OAK BROOK BANCSHARES INC
filed 1999-05-14
CIK 717837

                                   Form 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                               ---------------------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-14468.
                       --------


                       FIRST OAK BROOK BANCSHARES, INC.
             ----------------------------------------------------
            (Exact Name of registrant as specified in its charter)


           Delaware                                        36-3220778
-----------------------------                          -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


1400 Sixteenth Street, Oak Brook, Illinois                    60523
-------------------------------------------------          ----------
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

Yes   [X]     No   [_]

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

Class A                              3,699,743
-------------------------------  ----------------
CLASS                            NUMBER OF SHARES


Common                               2,908,583
-------------------------------  ----------------
CLASS                            NUMBER OF SHARES

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX


                                                                    Page
                                                                    ----
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

    Condensed consolidated balance sheets
      March 31, 1999 and December 31, 1998                             3

   Condensed consolidated statements of income
     Three months ended March 31, 1999 and 1998                        5

   Condensed consolidated statements of cash flows
     Three months ended March 31, 1999 and 1998                        7

   Notes to condensed consolidated financial
     statements -- March 31, 1999                                      9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                   13

Part II.  Other Information
---------------------------

Item 1.  Legal Proceedings                                             *
Item 2.  Changes in Securities                                         *
Item 3.  Defaults upon Senior Securities                               *
Item 4.  Submission of Matters to a Vote of Security Holders           *
Item 5.  Other Information                                             *
Item 6.  Exhibits and Reports on Form 8-K                             20

Signatures                                                            21
----------

* Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                             March 31,    December 31,
                                               1999           1998
                                            -----------   -------------
     Assets
     ------

Cash and due from banks                     $   40,927      $   41,759

Federal funds sold                              30,472             362

Interest-bearing deposits with banks            11,607          11,402

Securities held-to-maturity, at
  amortized cost (fair value, $107,436
  and $143,980 at March 31, 1999
  and December 31, 1998, respectively)         105,389         141,253

Securities available-for-sale, at
  fair value                                   150,154         156,421

Loans, net of unearned discount                660,792         631,987
  Less allowance for loan losses                (4,379)         (4,445)
                                            ----------      ----------

    Net loans                                  656,413         627,542
                                            ----------      ----------

Premises and equipment, net                     20,914          21,032

Other assets                                     9,499           9,504
                                            ----------      ----------

    Total assets                            $1,025,375      $1,009,275
                                            ==========      ==========

           See Notes to Condensed Consolidated Financial Statements.

                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT SHARE INFORMATION)


                                             March 31,    December 31,
                                               1999           1998
                                            -----------   -------------
Liabilities
-----------

Noninterest-bearing demand deposits         $  182,594      $  187,209

Interest-bearing deposits:
  Savings deposits and NOW accounts            179,418         177,572
  Money market accounts                         51,004          44,375
  Time deposits
    Under $100,000                             221,620         181,924
    $100,000 and over                          179,452         186,722
                                            ----------      ----------

  Total interest-bearing deposits              631,494         590,593
                                            ----------      ----------

    Total deposits                             814,088         777,802

Federal funds purchased and securities
  sold under agreements to repurchase           48,150          83,586
Treasury, tax and loan demand notes              6,263           3,682
Federal Home Loan Bank borrowings               68,000          57,500
Other liabilities                                9,691           9,644
                                            ----------      ----------

    Total liabilities                          946,192         932,214
                                            ----------      ----------

Shareholders' Equity
--------------------

Preferred stock                                      -               -
Class A common stock (aggregate
  liquidation preference of $11,616
  or $3.16 per share)                            8,058           8,040
Common stock                                     6,509           6,527
Surplus                                         11,988          11,955
Accumulated other comprehensive income           2,251           2,263
Retained earnings                               56,294          54,406
Less cost of shares in treasury,
  353,000 Class A common
  shares at March 31, 1999 and
  December 31, 1998 and 320,830
  and 347,416 common shares at
  March 31, 1999 and December 31,
  1998, respectively.                           (5,917)         (6,130)
                                            ----------      ----------

  Total shareholders' equity                    79,183          77,061
                                            ----------      ----------

  Total liabilities and
  shareholders' equity                      $1,025,375      $1,009,275
                                            ==========      ==========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                1999      1998
                                               -------   -------

Interest income:
  Interest on loans                            $11,909   $ 9,154
  Interest on securities:
    U.S. Treasury and Government agencies        2,937     3,455
    Obligations of states and political
      subdivisions                                 665       608
    Other securities                               371       301
  Interest on Federal funds sold and
    securities purchased under
    agreements to resell                           171       266
  Interest on deposits with banks                  196       185
                                               -------   -------

    Total interest income                       16,249    13,969
                                               -------   -------


Interest expense:
  Interest on savings deposits and
    NOW accounts                                 1,219     1,458
  Interest on money market accounts                318       285
  Interest on time deposits                      5,199     4,295
  Interest on Federal funds purchased
    and securities sold under
    agreements to repurchase                       586       569
  Interest on treasury, tax and loan
    demand notes                                    69       110
  Interest on Federal Home Loan Bank
    borrowings                                     939       783
                                               -------   -------

    Total interest expense                       8,330     7,500
                                               -------   -------

Net interest income                              7,919     6,469

Provision for loan losses                          210        60

Net interest income after provision for        -------   -------
  loan losses                                  $ 7,709   $ 6,409
                                               -------   -------

           See Notes to Condensed Consolidated Financial Statements.

                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT SHARE INFORMATION)


                                              1999      1998
                                             -------   -------
Other income:
  Service charges on deposit accounts         $  822    $  772
  Investment management and trust fees           247       216
  Merchant card processing fees                  380       292
  Income from revenue sharing agreement          225       225
  Investment securities gains                      -        79
  Other operating income                         382       291
                                              ------    ------
Total other income                             2,056     1,875
                                              ------    ------

Other expenses:
  Salaries and employee benefits               3,933     3,425
  Occupancy expense                              428       382
  Equipment expense                              438       420
  Data processing                                240       167
  Postage, stationery and supplies               203       211
  Advertising and business development           305       279
  Merchant interchange expense                   294       212
  Other operating expenses                       439       278
                                              ------    ------
Total other expenses                           6,280     5,374
                                              ------    ------

Income before income taxes                     3,485     2,910

Income tax expense                               992       832
                                              ------    ------

Net income                                    $2,493    $2,078
                                              ======    ======

Earnings per share:
  Basic                                       $  .38    $  .31
                                              ======    ======
  Diluted                                     $  .37    $  .30
                                              ======    ======

Dividends paid per share:
  Class A Common                              $0.100    $0.075
                                              ======    ======
  Common                                      $0.083    $0.063
                                              ======    ======

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                      1999        1998
                                                    ---------   ---------
Cash flows from operating activities:
  Net income                                        $  2,493    $  2,078

  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, accretion and amortization             425         600
    Provision for loan losses                            210          60
    Investment securities gains                            -         (79)
    Revenue sharing agreement                            112         132
    Increase in other assets                            (300)        (84)
    Increase (decrease) in other liabilities              53         (72)
                                                    --------    --------

Net cash provided by operating activities              2,993       2,635
                                                    --------    --------

Cash flows from investing activities:
  Purchase of securities held-to-maturity            (10,557)    (11,000)
  Purchase of securities available-for-sale          (45,251)    (23,075)
  Proceeds from maturities, calls and
    paydowns of securities held-to-maturity           46,642      12,125
  Proceeds from maturities, calls and
    paydowns of securities available-for-sale         21,691       5,279
  Proceeds from sales of securities available-
    for-sale                                          29,657       4,135
  Increase in loans                                  (29,081)    (26,131)
  Additions to premises and equipment                   (376)     (1,449)
                                                    --------    --------

Net cash provided by (used in) investing
  activities                                          12,725     (40,116)
                                                    --------    --------

Cash flows from financing activities:
  Increase (decrease) in demand deposits              (4,615)     15,574
  Increase in savings and NOW accounts                 1,846       3,234
  Increase in money market accounts                    6,629       3,168
  Increase in time deposits                           32,426      72,891
  Increase (decrease) in treasury, tax
    and loan demand notes                              2,581        (129)
  Proceeds from Federal Home Loan Bank
    borrowings                                        10,500      41,000
  Repayment of Federal Home Loan Bank
    borrowings                                             -     (27,500)
  Decrease in federal funds
    purchased and securities sold
    under agreements to repurchase                   (35,436)    (14,616)
  Exercise of stock options                              284         145
  Purchase of treasury stock                             (38)          -
  Cash dividends                                        (605)       (567)
                                                    --------    --------
Net cash provided by financing
activities                                            13,572      93,200
                                                    --------    --------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                 1999      1998
                                                -------   -------

Net increase in cash and cash equivalents        29,290    55,719
Cash and cash equivalents at beginning
  of period                                      42,432    32,954
                                                -------   -------
Cash and cash equivalents at end of period      $71,722   $88,673
                                                =======   =======

Supplemental disclosures:
  Interest paid                                 $ 7,966   $ 6,798
  Income taxes paid                                 500       427
                                                =======   =======


           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)


1.  Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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

    The summary of these commitments to extend credit follows (in thousands):

                               March 31,     December 31,
                                 1999            1998
                               ---------     ------------

      Commercial                 $58,598        $64,364
      Commercial mortgage         30,554         39,973
      Home equity                 97,664         94,500
      Check credit                   850            872

3.  Shareholders' Equity:

    Shares authorized, issued and outstanding are as follows:

                                    March 31,    December 31,
                                      1999          1998
                                   -----------   ------------
    Preferred Stock, Series B,
      no par value:
        Authorized                     100,000        100,000
        Issued                               -              -
        Outstanding                          -              -
    Class A Common Stock,
      $2.00 par value:
        Authorized                  10,000,000     10,000,000
        Issued                       4,028,843      4,019,902
        Outstanding                  3,675,843      3,666,902
    Common Stock,
      $2.00 par value:
        Authorized                   6,000,000      6,000,000
        Issued                       3,254,413      3,263,354
        Outstanding                  2,933,583      2,915,938


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

4.  Earnings per Share:

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period.
    Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the diluted effect of outstanding stock options.

    The following table sets forth the denominator used for basic and diluted earnings per share for the periods ended March 31, 1999 and 1998:


                                        March 31,   March 31,
                                          1999        1998
                                        ---------   ---------
    Denominator for basic earnings
      per share - weighted average
      shares                            6,587,459   6,695,294

    Effect of diluted securities:
      Stock options issued to
        employees and directors           136,866     172,730
                                        ---------   ---------

    Denominator for diluted
      earnings per share                6,724,325   6,868,024
                                        =========   =========


5.  Comprehensive Income

    The Company's comprehensive income consists of net income and unrealized gains or losses on securities available-for-sale, net of tax, and is presented as a separate component of Shareholders' Equity. Comprehensive income for the periods ended March 31, 1999 and 1998 is as follows:


                                     March 31,    March 31,
                                       1999         1998
                                    ----------   ----------
Net income                             $2,493       $2,078

Other comprehensive income,
 net of tax:
  Unrealized holding gain
   (loss) on securities
     during the period                    (12)         189
   Reclassification adjustment
    of realized gain on
     investment sales included
     in net income                          -          (52)
                                       ------       ------
Total comprehensive income             $2,481       $2,215
                                       ======       ======


6.  Restatement and Reclassification:

    Certain amounts in the March 31, 1998 interim condensed consolidated financial statements have been reclassified to conform to their 1999 presentation and restated to give effect to the 100% stock dividend declared on July 21, 1998 (which was distributed to shareholders on September 3, 1998).

7.  Subsequent Event

    On May 4, 1999 the Shareholders of the Company approved the reclassification of the Common Stock into Class A Common Stock on a one-for-one basis, having one vote per share. As a result of the reclassification, the Class A Common Stock is now the only class of outstanding stock of the Company and has been renamed "Common Stock". The Shareholders also approved various Corporate Governance changes and the Board approved a Rights Plan, both of which were disclosed in the Company's 8-K filed on May 6, 1999.

    This subsequent event had no effect on the reported earnings per share for the quarters ended March 31, 1999 or 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights
-------------------

Net income for the first quarter of 1999 was $2,493,000 compared with $2,078,000 earned in the first quarter of 1998, an increase of 20%. Basic earnings per share for the first quarter of 1999 were $.38 as compared to $.31 for 1998, while diluted earnings per share were $.37 for 1999 compared with $.30 for 1998, an increase of 23%.

Key performance indicators for the 1999 first quarter show a return on average assets of 1.01% compared with .99% for the 1998 first quarter. For the first quarter of 1999, the return on average shareholders' equity was 12.99% compared with 11.61% for the same quarter of 1998.

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $1,482,000 or 22% from the first quarter of 1998. This increase is attributable to a 19% increase in average interest earning assets and an 8 basis point increase in the net interest margin to 3.57% from 3.49% for the same period last year.

Average balances and effective interest yields and rates on a tax equivalent basis for the first quarters of 1999 and 1998 were as follows (dollars in thousands):


                                              1999                  1998
                                      --------------------   ----------------------
                                       Average   Effective    Average     Effective
                                       Balance     Yield      Balance      Yield
                                      ---------   --------   ---------   ----------
Earning assets:
  Federal funds sold                   $ 14,699      4.73%    $ 19,708      5.47%
  Interest-bearing
     deposits with banks                 11,518      6.88       10,987      6.82
  Investment securities/1/              260,541      6.61      291,367      6.42
  Loans/1/                              648,317      7.48      462,074      8.07
                                       --------      ----     --------      ----
Total earning assets/
   yield                               $935,075      7.18%    $784,136      7.37%
                                       ========      ====     ========      ====

Interest bearing liabilities:
  Interest-bearing
     deposits                          $604,679      4.52%    $497,909      4.92%
  Short-term debt                        66,406      4.00       52,823      5.22
  FHLB borrowings                        65,850      5.78       55,011      5.77
                                       --------      ----     --------      ----
Total interest-bearing
   liabilities/cost of
   funds                               $736,935      4.58%    $605,743      5.02%
                                       ========      ====     ========      ====

Net interest spread                                  2.60%                  2.35%
                                                     ====                   ====

Net interest margin                                  3.57%                  3.49%
                                                     ====                   ====

Average loans for the first quarter of 1999 grew $186 million or 40%, in comparison to the first quarter of 1998, led by indirect auto loans (up $58 million), along with commercial (up $50 million), commercial real estate loans (up $48 million), residential real estate (up $23 million), and home equity (up $8 million). Loan growth since December 31, 1998 of $29 million was primarily due to commercial real estate (up $19 million) and indirect auto (up $7 million).

Average interest-bearing liabilities increased $131 million or 22% since the first quarter of 1998 due primarily to increases in average time deposits (up $87 million) and average Federal Home Loan Bank borrowings (up $11 million). In addition, time deposits increased $32 million since December 31, 1998 in response to successful retail deposit promotions.

Based on management's review of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $210,000 for the first quarter of 1999 compared to $60,000 for the first quarter of 1998. This increase was due to the continued growth and risk characteristics of the total loan portfolio.

______________________
/1/Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Total other income increased $181,000 or 10%. Service charges on deposit accounts increased $50,000 primarily due to an increase in business account analysis fees.

Merchant card processing fees increased $88,000 primarily due to several new merchant accounts. Merchant interchange expense (in other operating expenses) also rose $82,000 as compared to the first quarter of 1998.

Other operating income increased $91,000 primarily due to gains on mortgages sold, servicing released, into the secondary market.

Total other expenses increased $906,000 or 17% to $6.3 million in 1999 from $5.4 million in 1998. Annualized operating expenses as a percentage of average assets decreased slightly to 2.7% for 1999 compared with 2.8% for 1998. Annualized net overhead expenses as a percentage of average assets remained constant at 1.8% for both periods and the efficiency ratio (other expenses to net interest income and other income) improved to 63.0% in 1999 from 64.4% in 1998. The increase in operating expenses was primarily due to staffing increases to support growing areas of the bank in addition to infrastructure costs and related expenses to support the branches opened during 1998 in Aurora and Glen Ellyn, Illinois.

Asset Quality
-------------

Asset quality remains strong, with non-performing assets (non-accrual loans, renegotiated loans, loans past due 90 days or more and still accruing and other real estate owned) totaling $348,000 at March 31, 1999. Net charge-offs for the first quarter of 1999 totaled $276,000 compared to $498,000 in 1998. Management believes the allowance is at an adequate level commensurate with the risks inherent in the loan portfolio.

The following table summarizes the Company's non-performing assets (in thousands):
                                           March 31,         December 31,
                                              1999               1998
                                           ----------        -------------
Nonaccrual                                   $ 229               $   -
Loans which are past due
  90 days or more                              119                 272
                                             -----               -----
  Total nonperforming loans                    348                 272
Other real estate owned                          -                   -
                                             -----               -----
  Total nonperforming assets                 $ 348               $ 272
                                             =====               =====

Nonperforming loans to loans
  outstanding                                  .05%                .04%
Nonperforming assets to loans
  outstanding and other real
  estate owned                                 .05%                .04%
Allowance for loan losses to
  nonperforming loans                        12.58x              16.34x
Allowance for loan losses to
  loans outstanding                            .66                 .70
Net charge offs to average loans
  outstanding (annualized)                     .17                 .10

Capital
-------

Shareholders' equity remains strong at $79.2 million. The Company and its subsidiary bank's Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of March 31, 1999 and the minimum ratios for "well capitalized" banks.

                                  Well                     Company       Oak Brook
                              Capitalized               Consolidated       Bank
                     -----------------------------      -------------   ----------
Tier 1
 Risk-based           greater than or equal to 6%           10.68%         10.15%

Total Capital
 Ratio               greater than or equal to 10%           11.29%         10.75%

Tier 1 Capital
 leverage             greater than or equal to 5%            7.63%          7.25%

On January 27, 1998, the Board of Directors authorized a stock repurchase program. The program allows the Company to repurchase up to 200,000 shares of its Class A Common stock through mid 1999. Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. As of March 31, 1999, approximately 114,000 shares are available to be purchased.

Liquidity
---------

Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements and shareholders' dividends.

The Company has numerous sources of liquidity including a significant portfolio of shorter term assets, readily marketable investment securities, the ability to attract consumer time deposits and access to various borrowing arrangements. Available borrowing arrangements are summarized as follows:


  Oak Brook Bank:

     . Federal funds lines aggregating $110 million with six correspondent banks, subject to continued good financial standing. As of March 31, 1999, all $110 million was available for use under these lines.

     . Reverse repurchase agreement lines totaling $150 million with two brokerage firms, subject to the availability of collateral and continued good financial standing of the Bank. As of March 31, 1999, $73 million was available to the Bank based upon the Bank's excess collateral available to pledge to these lines.

     . Additional advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of March 31, 1999, approximately $12 million remains available to the Bank under the FHLB agreements.

     . The Bank is in the process of establishing a $150 million line at the discount window of the Federal Reserve Bank. This will enable the Bank to obtain additional liquidity as part of the Year 2000 contingency planning.

  Parent Company:

     . Revolving credit arrangement for $5 million. The line was unused at March
       31, 1999 and matured on May 1, 1999. The line was renewed on May 1, 1999 for $15 million and matures on May 1, 2000. It is anticipated to be renewed annually.

    . The parent company also had cash, short-term investments, and other readily marketable securities totaling $4.9 million at March 31, 1999.

Year 2000 Compliance
--------------------

The Company, through its subsidiary bank, established a Year 2000 Task Force comprised of over thirty employees headed by senior officers from the Information Technology and Legal Departments. In accordance with the guidelines established by the Federal Financial Institutions Examination Council, the Task Force developed a project plan consisting of five phases: Awareness and Planning, Assessment, Renovation, Validation and Implementation.

During the Awareness and Planning phase, the Company's Task Force was established. The Task Force coordinated and developed a comprehensive plan to insure that the Company's computer programs and systems become Year 2000 compliant. The Task Force conducted a Company-wide survey of all hardware and software programs and systems and designated a Task Force member to monitor Year 2000 compliance. This monitoring function included contacting vendors regarding their Year 2000 efforts and obtaining the vendors' certification that their systems are fully tested and Year 2000 compliant. The systems were prioritized into mission critical, not-mission critical and, not-critical, and target dates for testing were established.

During the second phase, Assessment, the Task Force identified and prioritized all Bank systems and developed standard testing criteria. Mission critical systems were given highest priority. The Bank completed its assessment of all computer programs and systems and physical facilities. The Bank also assessed its borrowers' readiness pursuant to established criteria for identifying, monitoring, and assessing Year 2000 risks.

During the Renovation phase, the Company established timelines for installation of Year 2000 compliant systems and system upgrades. The Bank's core data processing system, a mission critical system was tested during the week of February 8, 1999 and the system performed all functions in compliance with the Year 2000. All mission critical systems are 100% tested.

Also during the Renovation Phase, the Company estimated the costs for Year 2000 testing and replacement of systems not Year 2000 compliant. The Company estimates that the out-of-pocket costs for testing will not exceed $100,000. Costs not quantified are the number of internal man-hours expended to assess, test and certify that the systems are Year 2000 compliant. The Company believes that the costs will not have a material effect on its costs of operations. The Company will continue to expense costs for Year 2000 compliance as they occur consistent with generally accepted accounting principles.

The fourth phase, Validation, is still progressing, as the Company continues to test and verify the test results for all of its systems and business resumption plans. The Company has written business resumption contingency plans which will be tested in May and November, 1999. The testing of all non-mission critical systems should be completed by May 30, 1999.

During the fifth and final phase, Implementation (currently in process), the Company continues to implement only those systems certified to be Year 2000 compliant. The Company has completed and established written remediation contingency plans for all required mission critical and non-mission critical.

The Company has also established and is implementing its customer awareness program. The Company will communicate to its customers through various media its Year 2000 readiness and compliance.

Branch Expansion
----------------

The Company's strategy is to invest in future growth through branch expansion in the Chicago metropolitan area. This form of growth requires a significant investment in non-earning assets during the construction phase. Upon completion, for a time, expenses exceed the income of the branch. While new branches retard short-term earnings, we believe our market warrants judicious office additions.

In December, 1998, the Company purchased a site for a branch in LaGrange, Illinois. This branch is expected to open in the third quarter of 1999. Costs incurred for the LaGrange branch have been capitalized. The Company will begin to incur more expenses, including depreciation, when the branch is put into service.

Qualitative and Quantitative Disclosures about Market Risk
----------------------------------------------------------

As described in the 1998 Annual Report to shareholders, the Company manages its interest rate risk through measurement techniques which include a simulation model and gap analysis. As part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 1999 has changed materially from that at December 31, 1998.

Forward Looking
---------------

Except for historical matters, this report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ from these estimates. These factors include, but are not limited to, changes in: general economic conditions, interest rates, legislative or regulatory changes, stock market performance, Year 2000 issues, loan demand and depositor preferences. These risks and uncertainties should be considered in evaluating forward-looking statements.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

       Exhibit (27)  Financial Data Schedule

  (B)  Reports on Form 8-K

       Item 5. Other Events filed May 6, 1999
               ------------

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST OAK BROOK BANCSHARES, INC.
                                    -----------------------------------
                                               (Registrant)



Date    May 12, 1999                   /s/ RICHARD M. RIESER, JR.
     -----------------              -----------------------------------
                                           Richard M. Rieser, Jr.,
                                           President, Assistant
                                           Secretary, and Director



Date    May 12, 1999                   /s/ ROSEMARIE BOUMAN
     -----------------               ----------------------------------
                                           Rosemarie Bouman,
                                           Vice President, Chief
                                           Financial Officer and
                                           Chief Accounting Officer