Form 10-Q
period 1999-06-30
FIRST OAK BROOK BANCSHARES INC
filed 1999-08-13
CIK 717837

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1999
                               --------------------------------
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-14468
                       -------

                       First Oak Brook Bancshares, Inc.
                -----------------------------------------------
            (Exact Name of registrant as specified in its charter)

           Delaware                                   36-3220778
    ----------------------------------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)

1400 Sixteenth Street, Oak Brook, Illinois               60523
---------------------------------------------------    ----------
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

The number of shares of the registrant's common stock outstanding as of July 31, 1999 was 6,620,776.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX



                                                                        Page
                                                                        ----

Part I.  Financial Information
------------------------------

Item 1.   Financial Statements (Unaudited)

   Condensed consolidated balance sheets
    June 30, 1999 and December 31, 1998                                   3

   Condensed consolidated statements of income
    Three months ended June 30, 1999 and 1998 and
    Six months ended June 30, 1999 and 1998                               5

   Condensed consolidated statements of cash flows
    Six months ended June 30, 1999 and 1998                               7

   Notes to condensed consolidated financial
    statements -- June 30, 1999                                           9


Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                     12


Part II.  Other Information
---------------------------

Item 1.   Legal Proceedings                                               *
Item 2.   Changes in Securities                                          22
Item 3.   Defaults upon Senior Securities                                 *
Item 4.   Submission of Matters to a Vote of Security Holders            23
Item 5.   Other Information                                               *
Item 6.   Exhibits and Reports on Form 8-K                               27

Signatures                                                               28
----------

*    Not applicable

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                                  (Unaudited)
                                (In Thousands)


                                           June 30,    December 31,
                                             1999          1998
                                          -----------  -------------
Assets
------

Cash and due from banks                   $   39,091     $   41,759

Federal funds sold                            31,116            362

Interest-bearing deposits
  with banks                                      22         11,402

Securities held-to-maturity, at
  amortized cost (fair value, $107,257
  and $143,980 at June 30, 1999 and
  December 31, 1998, respectively)           107,020        141,253

Securities available-for-sale, at
  fair value                                 202,335        156,421

Loans, net of unearned discount              680,642        631,987
  Less allowance for loan losses              (4,473)        (4,445)
                                          ----------     ----------

    Net loans                                676,169        627,542
                                          ----------     ----------

Premises and equipment, net                   20,742         21,032

Other assets                                  11,490          9,504
                                          ----------     ----------

    Total assets                          $1,087,985     $1,009,275
                                          ==========     ==========

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)
                    (In Thousands Except Share Information)



                                                   June 30,           December 31,
                                                     1999                 1998
                                                     ----                 ----
Liabilities
-----------
Noninterest-bearing demand deposits               $  184,825           $  187,209
                                                  ----------           ----------

Interest-bearing deposits:
  Savings deposits and NOW accounts                  176,582              177,572
  Money market accounts                               46,720               44,375
  Time deposits
    Under $100,000                                   241,054              181,924
    $100,000 and over                                193,567              186,722
                                                  ----------           ----------

  Total interest-bearing deposits                    657,923              590,593
                                                  ----------           ----------

    Total deposits                                   842,748              777,802
                                                  ----------           ----------

Federal funds purchased and securities
  sold under agreements to repurchase                 71,430              83,586
Treasury, tax and loan demand notes                   17,435               3,682
Federal Home Loan Bank borrowings                     68,000              57,500
Other liabilities                                      9,356               9,644
                                                  ----------          ----------

    Total liabilities                             $1,008,969          $  932,214
                                                  ----------          ----------

Shareholders' Equity
--------------------

Preferred Stock                                            -                   -
Class A common stock                                       -               8,040
Common stock                                           14,567              6,527
Surplus                                                11,977             11,955
Accumulated other comprehensive
  income                                                   69              2,263
Retained earnings                                      58,298             54,406
Less cost of shares in treasury,
  662,480 common shares at June 30,
  1999, and 353,000 Class A and
  347,416 common shares at
  December 31, 1998.                                   (5,895)            (6,130)
                                                   ----------         ----------

  Total shareholders' equity                           79,016             77,061
                                                   ----------         ----------

  Total liabilities and
    shareholders' equity                           $1,087,985         $1,009,275
                                                   ==========         ==========


           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In Thousands)

                                             Three Months       Six Months
                                            Ended June 30,    Ended June 30,
                                            1999     1998     1999     1998
                                            -------------     -------------

Interest income:
  Interest on loans                        $12,387  $ 9,778  $24,295  $18,933
  Interest on securities:
    U.S. Treasury and Government
      agencies                               3,114    3,763    6,051    7,218
    Obligations of states and political
      subdivisions                             724      629    1,390    1,237
    Other securities                           111      300      482      601
  Interest on Federal funds sold and
    securities purchased under
    agreements to resell                       404      779      575    1,045
  Interest on deposits with banks              201      191      396      376
                                           -------  -------  -------  -------

Total interest income                       16,941   15,440   33,189   29,410
                                           -------  -------  -------  -------

Interest expense:
  Interest on savings deposits and
    NOW accounts                             1,200    1,501    2,419    2,958
  Interest on money market accounts            409      307      726      592
  Interest on time deposits                  5,605    5,288   10,804    9,583
  Interest on Federal funds purchased
    and securities sold under
    agreements to repurchase                   703      599    1,289    1,169
  Interest on Treasury, tax and loan
    demand notes                                81      159      150      269
  Interest on Federal Home Loan Bank
    borrowings                                 980      811    1,919    1,594
                                           -------  -------  -------  -------

Total interest expense                       8,978    8,665   17,307   16,165
                                           -------  -------  -------  -------

Net interest income                          7,963    6,775   15,882   13,245

Provision for loan losses                      210       90      420      150
                                           -------  -------  -------  -------
Net interest income after provision for
  loan losses                              $ 7,753  $ 6,685  $15,462  $13,095
                                           -------  -------  -------  -------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                  (Unaudited)
                    (In Thousands Except Share Information)


                                                 Three Months                Six Months
                                                Ended June 30              Ended June 30
                                               1999        1998          1999         1998
                                            ----------------------     ----------------------
Other income:
  Service charges on deposit accounts       $      921  $      791     $  1,743    $    1,563
  Investment management and trust fees             320         289          566           505
  Merchant card processing fees                    479         332          859           624
  Income from revenue sharing agreement            225         225          450           450
  Other operating income                           393         383          776           674
  Investment securities gains                      101           -          101            79
                                            ----------  ----------   ----------    ----------
Total other income                               2,439       2,020        4,495         3,895
                                            ----------  ----------   ----------    ----------

Other expenses:
  Salaries and employee benefits                 3,981       3,461        7,914         6,886
  Occupancy expense                                384         377          812           760
  Equipment expense                                443         443          881           863
  Data processing                                  245         204          485           346
  Professional fees                                223         127          349           244
  Postage, stationery and supplies                 219         225          422           436
  Advertising and business development             310         294          615           573
  Merchant interchange expense                     381         245          675           457
  Other operating expenses                         348         261          660           446
                                            ----------  ----------   ----------    ----------

Total other expenses                             6,534       5,637       12,813        11,011
                                            ----------  ----------   ----------    ----------

Income before income taxes                       3,658       3,068        7,144         5,979
                                            ----------  ----------   ----------    ----------

Income tax expense                               1,040         887        2,032         1,720
                                            ----------  ----------   ----------    ----------

Net income                                  $    2,618  $    2,181   $    5,112    $    4,259
                                            ==========  ==========   ==========    ==========

Earnings per share:
  Basic                                     $      .40  $      .33   $      .77    $      .64
                                            ==========  ==========   ==========    ==========
  Diluted                                          .39         .32          .76           .62
                                            ==========  ==========   ==========    ==========

Dividends paid per share:
  Class A Common                            $     .100  $     .090   $     .200    $     .165
                                            ==========  ==========   ==========    ==========
  Common                                          .083        .075         .165          .138
                                            ==========  ==========   ==========    ==========

Weighted average number of shares:
  Basic                                      6,615,588   6,673,106    6,601,601     6,684,164
                                            ==========  ==========   ==========    ==========
  Diluted                                    6,743,036   6,847,196    6,733,812     6,856,912
                                            ==========  ==========   ==========    ==========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)
                                (In Thousands)


                                                     1999             1998
                                                     ----             ----

Cash flows from operating activities:
  Net income                                         $   5,112        $   4,259

  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation, accretion, and amortization             1,106            1,244
    Provision for loan losses                              420              150
    Investment securities gains                           (101)             (79)
    Increase in other assets                            (1,986)          (1,108)
    Increase (decrease) in other liabilities               842             (764)
                                                     ---------        ----------

Net cash provided by operating activities                5,393            3,702
                                                     ---------        ---------

Cash flows from investing activities:
  Purchase of securities held-to-maturity              (16,698)         (15,765)
  Purchase of securities available-for-sale           (198,887)         (71,592)
  Proceeds from maturities, calls and paydowns
    of securities held-to-maturity                      62,213           27,324
  Proceeds from maturities, calls and paydowns
    of securities available-for-sale                    62,151           17,058
  Proceeds from sales of securities available
    for sale                                            87,297           38,522
  Increase in loans                                    (49,047)         (54,322)
  Additions to premises and equipment                     (705)          (2,466)
                                                     ---------        ---------

Net cash used in investing activities                  (53,676)         (61,241)
                                                     ---------        ---------

Cash flows from financing activities:
  Increase (decrease) in demand deposits                (2,384)          17,048
  Increase (decrease) in savings and
    NOW accounts                                          (990)           6,344
  Increase in money market accounts                      2,345            6,863
  Increase in time deposits                             65,975           84,381
  Increase in treasury, tax and
    loan demand notes                                   13,753            7,492
  Proceeds from Federal Home Loan Bank borrowings       10,500           41,000
  Repayment of Federal Home Loan Bank borrowings             -          (27,500)
  Increase (decrease) in federal funds
    purchased and securities sold under
    agreements to repurchase                           (12,156)             918
  Exercise of stock options                                450              170
  Purchase of treasury stock                              (193)          (1,356)
  Cash dividends                                        (1,220)          (1,130)
                                                     ---------        ----------

Net cash provided by financing activities               76,080          134,230
                                                     ---------        ---------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)
                                (In Thousands)

                                               1999      1998
                                             --------  --------

Net increase in cash and cash equivalents      27,797    76,691
Cash and cash equivalents at beginning
  of period                                    42,432    32,954
                                              -------  --------
Cash and cash equivalents at end of
  period                                      $70,229  $109,645
                                              =======  ========

Supplemental disclosures:
  Interest paid                               $16,590  $ 15,724
  Income taxes paid                             2,372     1,200
                                              =======  ========


See notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)


1.  Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

    The summary of these commitments to extend credit follows (in thousands):

                                            June 30,   December 31,
                                              1999         1998
                                              ----         ----
      Commercial                            $ 64,944     $64,364
      Commercial mortgage                     28,611      39,973
      Home equity                            101,780      94,500
      Check credit                               834         872

3.  Shareholders' Equity:

    Shares authorized, issued and outstanding are as follows:

                                       June 30,    December 31,
                                         1999          1998
                                         ----          ----
    Preferred Stock,
      no par value:
        Authorized                       100,000       100,000
        Issued                                 -             -
        Outstanding                            -             -
    Class A Common Stock,
      $2.00 par value:
        Authorized                             -    10,000,000
        Issued                                 -     4,019,902
        Outstanding                            -     3,666,902
    Common Stock,
      $2.00 par value:
        Authorized                    16,000,000     6,000,000
        Issued                         7,283,256     3,263,354
        Outstanding                    6,620,776     2,915,938

    On May 4, 1999, the Shareholders of the Company approved the reclassification of the Common Stock into Class A Common Stock on a one-for-one basis, having one vote per share. As a result of the reclassification, the Class A Common Stock is now the only class of outstanding common stock of the Company and has been renamed "Common Stock".

    On May 4, 1999, the Company's Board of Directors adopted a shareholder rights plan by providing for a dividend distribution of one preferred stock purchase right for each share of the Company's common stock held of record on May 21, 1999.

    The June 30, 1999 presentation of shareholders' equity on the condensed consolidated balance sheet as well as the presentation here reflects the reclassification of the common stock. December 31, 1998 amounts have not been reclassified.

    On April 20, 1999 the Board declared the quarterly cash dividend of $.10 per Class A common share and $.0825 per common share. As a result of the reclassification, the dividend paid July 22, 1999 was $.10 per share on all outstanding shares.

4.  Earnings per Share:

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period.
    Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the diluted effect of outstanding stock options.

     The following table sets forth the denominator used for basic and diluted earnings per share for the periods ended June 30, 1999 and 1998:

                                     Three Months                 Six Months
                                     Ended June 30,              Ended June 30,
                                  1999          1998          1999          1998
                                ---------     ---------     ---------     ---------
     Denominator for
       basic earnings per
       share-weighted
       average shares           6,615,588     6,673,106     6,601,601     6,684,164

     Effect of diluted
       securities:
       Stock options issued
       to employees and
       directors                  127,448       174,090       132,211       172,748
                                ---------     ---------     ---------     ---------

     Denominator for
       diluted earnings
       per share                6,743,036     6,847,196     6,733,812     6,856,912
                                =========     =========     =========     =========

5.   Comprehensive Income

     The Company's comprehensive income consists of net income and unrealized gains or losses on securities available-for-sale, net of tax, and is presented as a separate component of Shareholders' Equity. Comprehensive income for the three and six month periods ended June 30, 1999 and 1998 is as follows (in thousands):

                                                Three Months              Six Months
                                               Ended June 30,           Ended June 30,
                                              1999        1998        1999         1998
                                             -------     ------      -------      ------

     Net income                              $ 2,618     $2,181      $ 5,112      $4,259

     Other comprehensive income,
       net of tax:
         Unrealized holding loss
         on securities held
         during the period                    (2,115)      (272)      (2,127)        (83)
         Reclassification adjustment
           of realized gain on
           investment sales included
           in net income                         (67)        (-)         (67)        (52)
                                             -------     ------      -------      ------

     Total comprehensive income              $   436     $1,909      $ 2,918      $4,124
                                             =======     ======      =======      ======

6.   Restatement and Reclassification:

     Certain amounts in the June 30, 1998 interim condensed consolidated financial statements have been reclassified to conform to their 1999 presentation and restated for the reclassification of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Second Quarter Results

Net income for the second quarter of 1999 was $2,618,000 compared with $2,181,000 earned in the second quarter of 1998, an increase of 20%. Basic earnings per share for the second quarter of 1999 were $.40 as compared to $.33 for 1998, while diluted earnings per share were $.39 for 1999 compared with $.32 for 1998, an increase of 22%.

Key performance indicators for the 1999 second quarter show a return on average assets of 1.00% compared with .94% for the 1998 second quarter. For the second quarter of 1999, the return on average shareholders' equity was 13.25% compared with 11.98% for the same quarter of 1998.

Net interest income is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $1,241,000 or 18% as compared to the same period in 1998. This increase is attributable to a 14% increase in average interest earning assets and a 10 basis point increase in the net interest margin to 3.37% from 3.27% for the same period last year.

Average balances and effective interest yields and rates on a tax equivalent basis for the quarters ended June 30, 1999 and 1998 were as follows (dollars in thousands):

                                                              1999                                  1998
                                               ----------------------------------     ---------------------------------
                                                               Interest                             Interest
                                                 Average       Income/     Yield/      Average      Income/      Yield/
                                                 Balance       Expense      Rate       Balance      Expense       Rate
                                               ----------      --------    ------     --------      --------     ------

Federal funds sold                             $   33,869      $   404      4.78%     $ 56,190      $    778     5.56%
Interest-bearing deposits with banks               11,701          201      6.90        11,435           191     6.70
Securities/1/                                     270,919        4,242      6.28       311,101         4,946     6.38
Loans/1/                                          672,313       12,433      7.42       488,784         9,811     8.05
                                               ----------      -------      ----      --------      --------     ----
Total earning assets/interest income           $  988,802      $17,280      7.01%     $867,510      $ 15,726     7.27%

Cash and due from banks                            38,958                               42,100
Other assets                                       30,524                               28,527
Allowance for loan losses                          (4,415)                              (3,932)
                                               ----------                             --------
Total average assets                           $1,053,869                             $934,205
                                               ==========                             ========

Interest-bearing deposits                      $  642,466       $ 7,214     4.50%     $570,490      $  7,096     4.99%
Short-term debt                                    67,590           784     4.65        58,063           758     5.24
FHLB borrowings                                    68,000           980     5.78        56,000           811     5.81
                                               ----------       -------     ----      --------      --------     ----
Total interest-bearing liabilities/interest
   expense                                     $  778,056       $ 8,978     4.63%     $684,553      $  8,665     5.08%

Demand deposits                                   186,934                              167,718
Other liabilities                                   9,622                                8,910
                                               ----------                             --------
Total liabilities                              $  974,612                             $861,181
Shareholders' equity                               79,257                               73,024
                                               ----------                             --------
Total liabilities and shareholders' equity     $1,053,869                             $934,205
                                               ==========                             ========

Net interest income/1//spread                                   $ 8,302     2.38%                   $  7,061     2.19%
                                                                =======     ====                    ========     ====

Net interest margin                                                         3.37%                                3.27%
                                                                            ====                                 ====

Average loans for the second quarter of 1999 grew 38%, or $183.5 million, led by commercial real estate loans (up $57.5 million), indirect auto loans (up $56.3 million), commercial loans (up $41.4 million), residential real estate loans (up $17.7 million) and home equity loans (up $10.7 million). Loan growth since December 31, 1998 of $48.7 million was primarily due to indirect auto loans (up $19.8 million) and commercial real estate loans (up $22.4 million).

Average interest-bearing deposits increased $72.0 million or 13% as compared to the second quarter of 1998 due primarily to an increase in time deposits (up $54.5 million), NOW accounts (up $11.1 million) and money market accounts (up $11.1 million). In addition, time deposits increased $66.0 million since December 31, 1998 in response to successful retail deposit promotions.

-----------------
/1/Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Total other income increased $419,000 or 21%. Service charges on deposit accounts increased $130,000 primarily due to an increase in business account analysis fees. In addition, the Company recognized a gain on the sale of securities of $101,000 in 1999. There were no gains in the quarter ended June 30, 1998.

Merchant card processing fees increased $147,000 primarily due to several new merchant accounts and rate increases as a result of higher interchange fees. Merchant interchange expense (in other operating expenses) also rose $136,000 as compared to the second quarter of 1998.

Total other expenses increased $897,000 or 16%. Annualized operating expenses as a percentage of average assets increased slightly to 2.5% for 1999 compared with 2.4% for 1998. Annualized net overhead expenses as a percentage of average assets remained constant at 1.7% for both periods and the efficiency ratio (other expenses to net interest income and other income) improved to 62.8% in 1999 from 64.1% in 1998. The increase in operating expenses was primarily due to staffing increases to support growing areas of the bank in addition to infrastructure costs and related expenses to support the new branch opened in Glen Ellyn, Illinois. In addition, professional fees increased $96,000 primarily due to additional services related to the changes in corporate structure approved by shareholders at the annual meeting.

Earnings Highlights - Six Month Results

Net income for the six months ended June 30, 1999 was $5,112,000, compared with $4,259,000 earned in 1998, an increase of 20%. Basic earnings per share for the first six months of 1999 were $.77 as compared to $.64 earned in 1998 while diluted earnings per share were $.76 in 1999 as compared to $.62 in 1998, an increase of 23%.

Key performance indicators for the six month period show a return on average assets of 1.00% compared with .96% for the comparable period in 1998. The return on average shareholders' equity for the first six months of 1999 was 13.12% compared with 11.65% for 1998.

Net interest income for the first six months of 1999, on a tax equivalent basis, increased $2,722,000 or 20%. This increase is due to a 16% increase in average earning assets and a 10 basis point increase in the net interest margin to 3.47% in 1999 from 3.37% in 1998.

Average balances and effective interest yields and rates on a tax equivalent basis for the first six months of 1999 and 1998 were as follows (dollars in thousands):

                                                             1999                            1998
                                               ----------------------------------  --------------------------
                                                             Interest                        Interest
                                                 Average      Income/     Yield/    Average   Income/  Yield/
                                                 Balance      Expense      Rate     Balance   Expense   Rate
                                                 -------      -------      ----     -------   -------   ----

Federal funds sold                             $   24,337   $      575      4.76%  $ 38,050   $ 1,045    5.54%
Interest-bearing deposits with banks               11,610          396      6.89     11,212       376    6.76
Securities/1/                                     265,759        8,487      6.44    301,288     9,556    6.40
Loans/1/                                          660,381       24,382      7.45    475,503    18,999    8.06
                                               ----------   ----------   -------   --------   -------    ----
Total earning assets/interest income           $  962,087   $   33,840      7.09%  $826,053   $29,976    7.32%

Cash and due from banks                            39,208                            42,567
Other assets                                       30,117                            27,638
Allowance for loan losses                          (4,468)                           (4,134)
                                               ----------                          --------
Total average assets                           $1,026,944                          $892,124
                                               ==========                          ========

Interest-bearing deposits                      $  623,677   $   13,949      4.51%  $534,400   $13,133    4.96%
Short-term debt                                    63,845        1,439      4.55     55,458     1,438    5.23
FHLB borrowings                                    66,931        1,919      5.78     55,508     1,594    5.79
                                               ----------   ----------   -------   --------   -------    ----
Total interest-bearing liabilities/interest
  expense                                      $  754,453   $   17,307      4.63%  $645,366   $16,165    5.05%

Demand deposits                                   184,372                           165,208
Other liabilities                                   9,566                             8,738
                                               ----------                          --------
Total liabilities                              $  948,391                          $819,312
Shareholders' equity                               78,553                            72,812
                                               ----------                          --------
Total liabilities and shareholders' equity     $1,026,944                          $892,124
                                               ==========                          ========

Net interest income/1//spread                               $   16,533      2.46%             $13,811    2.27%
                                                            ==========      ====              =======    ====

Net interest margin                                                         3.47%                        3.37%
                                                                            ====                         ====

Average loans for the first six months of 1999 grew 39%, or $184.9 million, led by indirect auto loans (up $57.3 million), commercial real estate loans (up $53.7 million), commercial loans (up $45.9 million), residential real estate loans (up $19.6 million) and home equity loans (up $9.2 million).

Average interest-bearing deposits increased $89.3 million or 17% as compared to the first six months of 1998 due primarily to an increase in average time deposits (up $70.5 million) and NOW accounts (up $12.4 million).

Total other income increased $600,000 or 15%. Service charges on deposit accounts increased $180,000 primarily due to an increase in business account analysis fees.

Merchant card processing fees increased $235,000 primarily due to several new merchant accounts and rate increases as a result of

-------------------------
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

higher interchange fees. Merchant interchange expense (in the other operating expenses) also rose $218,000 as compared to the same period in 1998.

Investment management and trust fee income rose $61,000 primarily due to an increase in discretionary assets under investment management. Discretionary assets under investment management totaled $231 million at June 30, 1999 compared to $174 million at June 30, 1998.

Other operating income increased $102,000 primarily due to gains on mortgages sold, servicing released, into the secondary market.

Total other expenses increased $1,802,000 or 16%. Annualized operating expenses as a percentage of average assets remained constant at 2.5% for both periods. Annualized net overhead expenses as a percentage of average assets also remained constant at 1.7% for both periods and the efficiency ratio (other expenses to net interest income and other income) improved to 62.9% in 1999 from 64.2% in 1998. The increase in operating expenses was primarily due to staffing increases to support growing areas of the bank in addition to infrastructure costs and related expenses to support the branches opened during 1998 in Aurora and Glen Ellyn, Illinois. In addition, professional fees increased $105,000 primarily due to additional services related to the changes in corporate structure approved by shareholders at the annual meeting.

Asset Quality
-------------

Asset quality remains strong, with nonperforming assets (nonaccrual loans, loans past due 90 days or more and still accruing and other real estate owned) totaling $175,000 at June 30, 1999 as compared to $272,000 at December 31, 1998. Net charge-offs through June 30, 1999 totaled $392,000 or .12% (annualized), of average loans outstanding as compared to $526,000 or .22% (annualized) for the same period in 1998.

The Company's provision for possible loan losses was $210,000 for the second quarter of 1999 as compared to $90,000 for 1998. The year-to-date provisions through June 30, were $420,000 and $150,000 for 1999 and 1998, respectively. The Company's provision for loan losses is sufficient to provide for probable losses and maintain the allowance at an adequate level commensurate with management's periodic evaluation of the risks inherent in the loan portfolio. The allowance for possible loan losses was $4,473,000 at June 30, 1999 and $4,445,000 at December 31, 1998. Management believes the allowance at June 30, 1999 is at an adequate level.

The following table summarizes the Company's nonperforming assets (in thousands):

                                       June 30,    December 31,
                                         1999          1998
                                      -----------  ------------

Nonaccrual                               $  68        $   -
Loans which are past due
  90 days or more                          107          272
                                         -----        -----
  Total nonperforming loans                175          272
Other real estate owned                      -            -
                                         -----        -----
  Total nonperforming assets             $ 175        $ 272
                                         =====        =====

Nonperforming loans to loans
  outstanding                              .03%         .04%
Nonperforming assets to loans
  outstanding and other real
  estate owned                             .03%         .04%

Allowance for loan losses to
  nonperforming loans                    25.56x       16.34x
Allowance for loan losses to
  loans outstanding                        .66          .70
Net charge offs to average
  loans outstanding (annualized)           .12          .10

Capital
-------

Shareholders' equity remains strong at $79.0 million. The Company and its subsidiary bank's Tier 1, total risk-based capital and leveraged ratios are in excess of minimum regulatory guidelines and the Bank's ratios also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of June 30, 1999 and the minimum ratios for "well capitalized" banks.

                          Well         Company     Oak Brook
                      Capitalized   Consolidated      Bank
                      -----------   ------------      ----

Tier 1
 Risk-based                >6%         10.56%        10.16%

Total Capital
 Ratio                    >10%         11.17%        10.76%

Tier 1 Capital
 leverage                  >5%          7.34%         7.05%

On January 27, 1998, the Board of Directors authorized a stock repurchase program. This program allows the Company to repurchase up to 200,000 shares of its common stock. The program originally was to expire in July 1999, but it has been extended through December 31, 2000. Repurchases are being made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. As of June 30, 1999, approximately 105,000 shares of stock are available to be purchased under this repurchase plan.

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

  Oak Brook Bank:

    . Federal funds lines of $110 million with six correspondent banks, subject to continued good financial standing. As of June 30, 1999, all $110 million was available for use under these lines.

    . Reverse repurchase agreement lines of $150 million with two brokerage firms, subject to the availability of collateral and continued good financial standing of the Bank. As of June 30, 1999, approximately $25 million was available to the Bank based upon the Bank's excess collateral available to pledge to these lines.

    . Additional advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of June 30, 1999, approximately $15 million remains available to the Bank under the FHLB agreements.

    . The Bank has obtained a borrowing line in excess of $150 million line at the discount window of the Federal Reserve Bank. This allows the Bank to obtain additional liquidity as part of the Year 2000 contingency planning.

  Parent Company:

    . Revolving credit arrangement for $15 million. The line is currently unused and matures on May 1, 2000. It is anticipated to be renewed annually.

    . The parent company also had cash, short-term investments, and other readily marketable securities totaling $4.7 million at June 30, 1999.

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

The fourth phase, Validation, is still progressing, as the Company continues to test and verify the test results for all of its systems and business resumption plans. Testing of mission critical systems was successfully completed by June 30, 1999. The Company has written business resumption contingency plans which were satisfactorily tested in May and which will be re-tested in November, 1999. The testing of non-mission critical systems was completed as of August 6, 1999.

During the fifth and final phase, Implementation (currently in process), the Company continues to implement only those systems certified to be Year 2000 compliant. The Company has completed and established written remediation contingency plans for all required mission critical and non-mission critical systems.

The Company has also established and is implementing its customer awareness program. The Company is communicating to its customers through various media its Year 2000 readiness and compliance.

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

In December, 1998, the Company purchased a site for a branch in LaGrange, Illinois. This branch is expected to open in the third quarter of 1999. Costs incurred to date for the LaGrange branch have been capitalized. The Company will begin to incur more expenses, including depreciation, when the branch is put into service.

Qualitative and Quantitative Disclosures about Market Risk
----------------------------------------------------------

As described in the 1998 Annual Report to shareholders, the Company manages its interest rate risk through measurement techniques which include a simulation model and gap analysis. As part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 1999 has changed materially from that at December 31, 1998.

Forward Looking Statements
--------------------------

Except for historical matters, this report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in: general economic conditions, interest rates, legislative or regulatory changes, stock market performance, Year 2000 issues, loan demand, depositor preferences and construction or other delays relating to branch expansion. These risks and uncertainties should be considered in evaluating forward-looking statements.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

At the close of business on May 5, 1999, all of the outstanding shares of the Company's common stock, $2.00 par value per share having one vote per share were reclassified, on a one-for-one basis, into shares of the Company's Class A Common Stock, $2.00 par value per share, having one vote per share (the "Class A Common Stock"). The reclassification was effected pursuant to the Company's Restated Certificate of Incorporation which was approved by the shareholders at the Company's Annual Meeting of Shareholders held May 4, 1999. As a result of the reclassification, the Class A Common Stock became the Company's only class of common stock and was renamed "Common Stock" (the "Common Stock"). In addition to the reclassification, the shareholders also approved a series of amendments to the Company's governing documents affecting the rights of holders of Common Stock.

On May 4, 1999, the Company's Board of Directors declared a dividend distribution of one preferred share purchase right ("Right") for each share of Common Stock to shareholders of record on May 21, 1999. Each Right, when exercisable, entitles the holder to purchase from the Company one two-hundredth share of Series A Preferred Stock, no par value, subject to adjustment. Until a distribution date occurs, the Rights will be attached to all Common Stock certificates, including shares of Common Stock issued after May 21, 1999.

The descriptions of the Common Stock and Rights set forth in Item 1, Description of Registrant's Securities to Registered, from the Company's Amendment No. 1 to Form 8-A filed May 6, 1999 (relating to the Common Stock) and from the Company's Form 8-A filed May 21, 1999 (relating to the Rights) are incorporated by reference herein.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 4, 1999 at 1400 Sixteenth Street, Oak Brook Bank Conference Center, Oak Brook, Illinois.

Matters presented to the shareholders for vote were the election of directors, the approval of amendments and restatements to the Company's Certificate of Incorporation and By-laws, and the ratification of the selection of the independent auditors. The results of the votes on these matters are as follows:

ELECTION OF DIRECTORS
---------------------

                                       Votes               Votes
                                        For               Withheld
                                     ---------            --------

Eugene Heytow                        2,580,763              12,395

Richard Rieser                       2,570,871              22,287

Frank Paris                          2,580,707              12,451

Miriam Fitzgerald                    2,580,763              12,395

Geoffrey Stone                       2,575,190              17,968

Robert Wrobel                        2,580,763              12,395

Michael Stein                        2,580,763              12,395

Stuart Greenbaum                     2,580,763              12,395


CONSIDERATION AND APPROVAL OF AN AMENDMENT TO CERTIFICATE OF INCORPORATION TO RECLASSIFY THE SHARES OF COMMON AND CLASS A COMMON STOCK INTO A SINGLE CLASS. (REQUIRES A MAJORITY OF EACH CLASS TO APPROVE)

                                      For      Against   Abstain
                                   ----------  --------  --------

Common Votes                       2,398,571     9,052     2,084

Percent of Eligible Class Vote          81.8%       .3%       .1%

Class A Votes                        102,928     3,881       604

Percent of Eligible Class Votes         56.0%      2.1%       .3%


CONSIDERATION AND APPROVAL OF AN AMENDMENT TO THE CERTIFICATE OF INCORPORATION RELATING TO THE PREFERRED STOCK

                               For      Against   Abstain
                            ----------  --------  --------

Votes Received              2,481,472    28,966     6,682

Percent of Eligible Vote         79.6%       .9%       .2%


CONSIDERATION AND APPROVAL OF AN AMENDMENT TO THE CERTIFICATE OF INCORPORATION AND BY-LAWS TO IMPLEMENT A CLASSIFIED BOARD REMOVABLE ONLY FOR CAUSE AND TO ELECT THE DIRECTORS ELECTED AT THE MEETING FOR ONE, TWO OR THREE YEAR TERMS

                               For      Against   Abstain
                            ----------  --------  --------

Votes Received              2,450,625    64,968     1,476

Percent of Eligible Vote         78.6%      2.1%       .1%


CONSIDERATION AND APPROVAL OF AN AMENDMENT TO THE CERTIFICATE OF INCORPORATION AND BY-LAWS TO PROHIBIT SHAREHOLDERS FROM CALLING A SPECIAL MEETING OF SHAREHOLDERS

                               For      Against   Abstain
                            ----------  --------  --------

Votes Received              2,367,102   128,617    21,401

Percent of Eligible Vote         75.9%      4.1%       .7%

CONSIDERATION AND APPROVAL OF AN AMENDMENT TO THE CERTIFICATE OF INCORPORATION AND BY-LAWS TO ELIMINATE THE POWER OF SHAREHOLDERS TO TAKE ACTION BY WRITTEN CONSENT

                               For      Against   Abstain
                            ----------  --------  --------

Votes Received              2,356,185   126,795     7,140

Percent of Eligible Vote         75.6%      4.1%       .2%


CONSIDERATION AND APPROVAL OF AN AMENDMENT TO THE CERTIFICATE OF INCORPORATION AND BY-LAWS TO ESTABLISH ADVANCE NOTICE PROCEDURES TO BE FOLLOWED BEFORE MATTERS CAN BE BROUGHT BEFORE A MEETING OF SHAREHOLDERS

                                     For          Against         Abstain
                                  ----------      --------        --------

Votes Received                    2,440,326        71,357           5,408

Percent of Eligible Vote               78.3%          2.3%             .2%


CONSIDERATION AND APPROVAL OF AN AMENDMENT TO THE CERTIFICATE OF INCORPORATION TO ADOPT A 75% VOTE REQUIREMENT FOR CERTAIN AMENDMENTS TO THE COMPANY'S CERTIFICATE OF INCORPORATION

                                     For          Against        Abstain
                                  ----------      --------       --------

Votes Received                    2,380,509        80,809         10,801

Percent of Eligible Vote               76.4%          2.6%            .3%



CONSIDERATION AND APPROVAL OF AN AMENDMENT TO THE BY-LAWS TO ADOPT A 75% VOTE REQUIREMENT FOR CERTAIN AMENDMENTS TO THE COMPANY'S BY-LAWS

                                     For          Against         Abstain
                                  ----------      --------        --------

Votes Received                    2,431,149        77,083           8,887

Percent of Eligible Vote               78.0%          2.5%             .3%

CONSIDERATION AND APPROVAL OF THE ADOPTION OF RESTATED CERTIFICATE OF INCORPORATION



                                      For          Against         Abstain
                                  ----------      --------        --------

Votes Received                    2,447,083        55,280          13,857

Percent of Eligible Vote               78.5%          1.8%             .5%


CONSIDERATION AND APPROVAL OF THE ADOPTION OF RESTATED BY-LAWS


                                     For          Against         Abstain
                                  ---------       -------         -------
Votes Received                    2,445,413        57,583          14,123

Percent of Eligible Vote               78.4%          1.8%             .4%

RATIFICATION OF THE SELECTION OF KPMG LLP AS INDEPENDENT AUDITORS FOR THE
COMPANY

                                     For          Against         Abstain
                                  ---------       -------         -------
Votes Received                    2,576,364         5,071          11,807

Percent of Eligible Vote               82.6%           .2%             .4%

The number of Common and Class A Common shares eligible to vote were 2,933,583 and 3,675,583 respectively. The Class A Common shares represent 183,779 votes because each share was entitled to 1/20th of one vote.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit (3.1)  Restated Certificate of Incorporation of the Company
                    (Exhibit 3.1 to the Company's Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference.)

     Exhibit (3.2)  Amended and Restated By-Laws of the Company (Exhibit 3.2 to
                    the Company's Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference.)

     Exhibit (4.1)  Form of Common Stock Certificate (filed herewith).

     Exhibit (4.2)  Rights Agreement, dated as of May 4, 1999 between the
                    Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

     Exhibit (4.3)  Certificate of Designations Preferences and Rights of
                    Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

     Exhibit (4.4)  Form of Rights Certificate (Exhibit B to Exhibit 4.1 to
                    the Company's Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

     Exhibit (10.1) Loan agreement between First Oak Brook Bancshares, Inc.
                    and LaSalle National Bank dated December 1, 1991 as amended May 1, 1999 filed herewith.

     Exhibit (27)   Financial Data Schedule

B.   Reports on Form 8-K

     On May 6, 1999, the Company filed a Form 8-K to provide information relating to the reclassification of its common equity into a single class.

     On May 21, 1999, the Company filed a Form 8-K to provide information relating to the implementation of a shareholder rights plan.

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



Date  August 12, 1999               /S/ROSEMARIE BOUMAN
    -----------------               -------------------------------
                                    Rosemarie Bouman,
                                    Vice President, Chief
                                    Financial Officer and
                                    Chief Accounting Officer