Form 10-Q
period 1999-09-30
FIRST OAK BROOK BANCSHARES INC
filed 1999-11-12
CIK 717837

                                  FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1999
                               ----------------------------------
                                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number 0-14468
                       -------

                        First Oak Brook Bancshares, Inc.
                        --------------------------------
             (Exact Name of registrant as specified in its charter)

        Delaware                                                     36-3220778
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                               Identification No.)

1400 Sixteenth Street, Oak Brook, Illinois                                60523
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (630) 571-1050
                                                   ----------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ------    ------

The number of shares of the registrant's common stock outstanding as of November 1, 1999 was 6,611,114.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX


                                                                            Page
                                                                            ----

Part I.    Financial Information
-------    ---------------------
Item 1.    Financial Statements (Unaudited)

  Condensed consolidated balance sheets
     September 30, 1999 and December 31, 1998                                  3

  Condensed consolidated statements of income
     Three months ended September 30, 1999 and 1998 and
     Nine months ended September 30, 1999 and 1998                             5

  Condensed consolidated statements of cash flows
     Nine months ended September 30, 1999 and 1998                             7

  Notes to condensed  consolidated financial
     statements -- September 30, 1999                                          9


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                         13


Part II.   Other Information
-------   ------------------

Item 1.    Legal Proceedings                                                   *
Item 2.    Changes in Securities                                               *
Item 3.    Defaults upon Senior Securities                                     *
Item 4.    Submission of Matters to a Vote of Security Holders                 *
Item 5.    Other Information                                                   *
Item 6.    Exhibits and Reports on Form 8-K                                   20

Signatures                                                                    21
----------

*Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                  (Unaudited)
                                 (In Thousands)


                                                  September 30,   December 31,
                                                       1999           1998
                                                       ----           ----
Assets
------

Cash and due from banks                              $   34,827     $   41,759

Federal funds sold                                       31,600            362

Interest-bearing deposits with banks                         65         11,402

Securities held-to-maturity, at amortized cost
 (fair value, $101,173 and $143,980 at
 September 30, 1999 and December 31, 1998,
 respectively)                                          101,267        141,253

Securities available-for-sale, at fair value            237,818        156,421

Loans, net of unearned discount                         687,822        631,987
 Less allowance for loan losses                          (4,687)        (4,445)
                                                     ----------     ----------

  Net loans                                             683,135        627,542
                                                     ----------     ----------

Premises and equipment, net                              21,273         21,032

Other assets                                             11,896          9,504
                                                     ----------     ----------

  Total assets                                       $1,121,881     $1,009,275
                                                     ==========     ==========


                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                    (In Thousands Except Share Information)

                                                          September 30,   December 31,
Liabilities                                                    1999           1998
-----------                                                    ----           ----

Noninterest-bearing demand deposits                          $  187,758     $  187,209
                                                             ----------     ----------

Interest-bearing deposits:
 Savings deposits and NOW accounts                              167,720        177,572
 Money market accounts                                           47,398         44,375
 Time deposits
  Under $100,000                                                240,947        181,924
  $100,000 and over                                             231,373        186,722
                                                             ----------     ----------

 Total interest-bearing deposits                                687,438        590,593
                                                             ----------     ----------

  Total deposits                                                875,196        777,802
                                                             ----------     ----------

Federal funds purchased and securities
 sold under agreements to repurchase                             71,375         83,586
Treasury, tax and loan demand notes                              14,877          3,682
Federal Home Loan Bank borrowings                                68,000         57,500
Other liabilities                                                11,231          9,644
                                                             ----------     ----------

  Total liabilities                                          $1,040,679     $  932,214
                                                             ----------     ----------

Shareholders' Equity
--------------------

Preferred Stock                                                       -              -
Class A common stock                                                  -          8,040
Common stock                                                     14,567          6,527
Surplus                                                          11,983         11,955
Accumulated other comprehensive income                              260          2,263
Retained earnings                                                60,278         54,406
Less cost of shares in treasury, 661,142 common shares
 at September 30, 1999, and 353,000 Class A and
 347,416 common shares at December 31, 1998                      (5,886)        (6,130)
                                                             ----------     ----------

Total shareholders' equity                                       81,202         77,061
                                                             ----------     ----------

Total liabilities and shareholders' equity                   $1,121,881     $1,009,275
                                                             ==========     ==========


     See Notes to Condensed consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                 (In Thousands)

                                              Three Months        Nine Months
                                           Ended September 30  Ended September 30
                                             1999      1998      1999      1998
                                           ------------------  ------------------
Interest income:
 Interest on loans                          $12,762   $10,403   $37,057   $29,336
 Interest on securities:
  U.S. Treasury and Government
   agencies                                   3,926     3,778     9,977    10,996
  Obligations of states and political
   subdivisions                                 711       664     2,100     1,901
  Other securities                              144       329       626       929
 Interest on federal funds sold and
  securities purchased under agreements
  to resell                                     252       655       827     1,700
 Interest on deposits with banks                  1       194       398       570
                                            -------   -------   -------   -------

Total interest income                        17,796    16,023    50,985    45,432
                                            -------   -------   -------   -------

Interest expense:
 Interest on savings deposits and
  NOW accounts                                1,193     1,437     3,611     4,395
 Interest on money market accounts              405       345     1,131       937
 Interest on time deposits                    6,076     5,147    16,880    14,730
 Interest on federal funds purchased
  and securities sold under agreements
  to repurchase                                 832       672     2,121     1,840
 Interest on treasury, tax and loan
  demand notes                                  104       145       255       414
 Interest on Federal Home Loan Bank
  borrowings                                    991       820     2,910     2,414
                                            -------   -------   -------   -------

Total interest expense                        9,601     8,566    26,908    24,730
                                            -------   -------   -------   -------

Net interest income                           8,195     7,457    24,077    20,702

Provision for loan losses                       210        90       630       240
                                            -------   -------   -------   -------

Net interest income after provision for
 loan losses                                $ 7,985   $ 7,367   $23,447   $20,462
                                            -------   -------   -------   -------


                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                  (Unaudited)
                    (In Thousands Except Share Information)

                                               Three Months            Nine Months
                                            Ended September 30      Ended September 30
                                             1999        1998        1999        1998
                                          ----------------------  ----------------------
Other income:
 Service charges on deposit accounts      $      924  $      826  $    2,667  $    2,390
 Investment management and trust fees            268         257         834         762
 Merchant card processing fees                   486         351       1,345         980
 Income from revenue sharing agreement           225         225         675         675
 Fees on mortgages sold                           86         134         353         304
 Other operating income                          240         257         749         755
 Investment securities gains                       -           -         101          79
                                          ----------  ----------  ----------  ----------

Total other income                             2,229       2,050       6,724       5,945
                                          ----------  ----------  ----------  ----------

Other expense:
 Salaries and employee benefits                3,965       3,601      11,879      10,487
 Occupancy expense                               429         374       1,241       1,133
 Equipment expense                               462         531       1,344       1,394
 Data processing                                 240         212         725         558
 Professional fees                               112         131         460         375
 Postage, stationery and supplies                194         192         616         628
 Advertising and business development            341         307         956         881
 Merchant interchange expense                    350         245       1,025         720
 Other operating expenses                        316         307         977         735
                                          ----------  ----------  ----------  ----------

Total other expenses                           6,409       5,900      19,223      16,911
                                          ----------  ----------  ----------  ----------

Income before income taxes                     3,805       3,517      10,948       9,496
                                          ----------  ----------  ----------  ----------

Income tax expense                             1,111       1,038       3,143       2,758
                                          ----------  ----------  ----------  ----------

Net income                                $    2,694  $    2,479  $    7,805  $    6,738
                                          ==========  ==========  ==========  ==========

Earnings per share:
 Basic                                    $      .41  $      .37  $     1.18  $     1.01
                                          ==========  ==========  ==========  ==========
 Diluted                                         .40         .37        1.16         .99
                                          ==========  ==========  ==========  ==========

Dividends paid per share                  $      .10  $      .09  $      .30  $      .27
                                          ==========  ==========  ==========  ==========
Weighted average number of shares:
 Basic                                     6,621,626   6,632,127   6,608,349   6,666,533
                                          ==========  ==========  ==========  ==========
 Diluted                                   6,751,415   6,789,943   6,739,785   6,834,588
                                          ==========  ==========  ==========  ==========

     See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 & 1998
                                  (Unaudited)
                                 (In Thousands)

                                                                    1999        1998
                                                                    ----        ----
Cash flows from operating activities:
 Net income                                                      $   7,805   $   6,738

 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation, accretion, and amortization                          1,764       1,670
  Provision for loan losses                                            630         240
  Investment securities gains                                         (101)        (79)
  Origination of real estate loans for sale                        (32,899)    (37,910)
  Proceeds from sale of real estate loans originated for sale       34,984      35,443
  Increase in other assets                                          (2,392)       (994)
  Increase (decrease) in other liabilities                           2,619        (453)
                                                                 ---------   ---------

Net cash provided by operating activities                           12,410       4,655
                                                                 ---------   ---------

Cash flows from investing activities:
 Securities held-to-maturity:
  Purchases                                                        (21,941)    (34,506)
  Proceeds from maturities, calls and paydowns                      69,249      50,041
 Securities available-for-sale:
  Purchases                                                       (262,981)    (72,729)
  Proceeds from maturities, calls and paydowns                      75,791      40,861
  Proceeds from sales                                              106,366      38,522
 Increase in loans                                                 (58,308)   (122,977)
 Additions to premises and equipment                                (1,743)     (3,357)
                                                                 ---------   ---------

Net cash used in investing activities                              (93,567)   (104,145)
                                                                 ---------   ---------

Cash flows from financing activities:
 Increase in demand deposits                                           549      21,730
 Increase in interest-bearing deposit accounts                      96,845      97,231
 Increase in treasury, tax and loan demand notes                    11,195       3,167
 Increase (decrease) in federal funds purchased and
  securities sold under agreements to repurchase                   (12,211)      5,705
 Proceeds from Federal Home Loan Bank borrowings                    10,500      41,000
 Repayment of Federal Home Loan Bank borrowings                          -     (27,500)
 Exercise of stock options                                             469         173
 Purchase of treasury stock                                           (197)     (2,123)
 Cash dividends                                                     (1,933)     (1,682)
                                                                 ---------   ---------

Net cash provided by financing activities                        $ 105,217   $ 137,701
                                                                 ---------   ---------

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 & 1998
                                  (Unaudited)
                                 (In Thousands)


                                              1999     1998
                                             -------  -------

Net increase in cash and cash equivalents    $24,060  $38,211
Cash and cash equivalents at beginning
 of period                                    42,432   32,954
                                             -------  -------
Cash and cash equivalents at end
 of period                                   $66,492  $71,165
                                             =======  =======

Supplemental disclosures:
 Interest paid                               $25,616  $24,303
 Income taxes paid                             3,472    2,184
                                             =======  =======


   See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)


1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   Commitments and Contingent Liabilities:

     In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, which are not reflected in the financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments and lines of credit is limited totheir contractual amount. Many commitments to extend credit expire without being used. Therefore, the amunts stated below do not necessarily represent future cash commitments. These commitments are subject to the same credit policy as followed for loans recorded in the financial statements.

     The summary of these commitments to extend credit follows (in thousands):



                         September 30,     December 31,
                             1999              1998
                             ----              ----
  Commercial               $ 78,178          $64,364
  Commercial mortgage        20,168           39,973
  Home equity               107,026           94,500
  Check credit                  822              872


3.   Shareholders' Equity:

     Shares authorized, issued and outstanding are as follows:

                                          September 30,       December 31,
                                              1999               1998
                                              ----               ----

     Preferred Stock,
      no par value:
       Authorized                              100,000           100,000
       Issued                                        -                 -
       Outstanding                                   -                 -
     Class A Common Stock,
      $2.00 par value:
       Authorized                                    -        10,000,000
       Issued                                        -         4,019,902
       Outstanding                                   -         3,666,902
     Common Stock,
      $2.00 par value:
       Authorized                           16,000,000         6,000,000
       Issued                                7,283,256         3,263,354
       Outstanding                           6,622,114         2,915,938

     On May 4, 1999, the Shareholders of the Company approved the reclassification of the Common Stock into Class A Common Stock on a one-for-one basis, having one vote per share. As a result of the reclassification,the Class A Common Stock is now the only class of outstanding common stock of the Company and has been renamed "Common Stock".

     On May 4, 1999, the Company's Board of Directors adopted a shareholder rights plan by providing for a dividend distribution of one preferred stock purchase right for each share of the Company's common stock held of record on May 21, 1999.

     The September 30, 1999 presentation of shareholders' equity on the condensed consolidated balance sheet as well as the presentation here reflects the reclassification of the common stock. December 31, 1998 amounts have not been reclassified. As a result of the reclassification, the dividend paid amounts shown on the condensed consolidated statements of income is that of the Class A common stock.

     On July 20, 1999 the Board declared the quarterly cash dividend of $.10 per share payable October 22, 1999 to shareholders of record on October 11, 1999.

4.   Earnings per share:

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the denominator for basic EPS adjusted for the diluted effect of outstanding stock options. Shares of common stock issuable for deferred directors fees are considered outstanding for EPS calculations.

     The following table sets forth the denominator used for basic and diluted earnings per share for the periods ended September 30, 1999 and 1998:

                                          Three Months              Nine Months
                                        Ended September 30       Ended September 30
                                        1999          1998       1999          1998
                                        ------------------       -------------------

     Denominator for basic
      earnings per share - weighted
      average shares outstanding        6,621,626   6,632,127    6,608,349   6,666,533


     Effect of diluted securities:
      Stock options issued to
      employees and directors             129,789     157,816      131,436     168,055
                                        ---------   ---------    ---------   ---------

     Denominator for diluted
      earnings per share                6,751,415   6,789,943    6,739,785   6,834,588
                                        =========   =========    =========   =========

5.   Loans:

     The following table provides the book value, by major classification, as of the dates indicated:

                                              September 30,      December 31,
                                                  1999               1998
                                                  ----               ----
   Commercial                                 $   99,357        $  108,685
   Real estate loans:
     Construction and land                        34,134            42,342
     Commercial mortgage                         134,061           113,671
     Residential mortgage                        120,719           113,869
     Residential mortgages held for sale           1,484             3,569
     Home equity loans                            79,811            73,149
   Indirect automobile loans                     207,275           165,341
   Consumer loans                                 11,374            11,993
                                              ----------        ----------
   Total loans                                   688,215           632,619
   Less unearned discount                           (393)             (632)
                                              ----------        ----------
   Loans, net of unearned discount            $  687,822        $  631,987
                                              ==========        ==========

6.  Comprehensive Income

  The Company's comprehensive income consists of net income and unrealized gains or losses on securities available-for-sale, net of tax, and is presented as a separate component of Shareholders' Equity. Comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 is as follows (in thousands):



                                                 Three Months         Nine Months
                                              Ended September 30   Ended September 30
                                                1999      1998      1999       1998
                                              --------  --------  ---------  ---------
    Net income                                  $2,694    $2,479   $ 7,805     $6,738

    Other comprehensive income,
      net of tax:
         Unrealized holding gain (loss) on
           securities held during the
           period (net of tax)                     191     1,334    (1,936)     1,251
         Reclassification adjustment of
           realized gain on investment
           sales included in net income              -         -       (67)       (52)
                                                ------    ------   -------     ------

    Total comprehensive income                  $2,885    $3,813   $ 5,802     $7,937
                                                ======    ======   =======     ======

7.  Restatement and Reclassification:

  Certain amounts in the September 30, 1998 interim condensed consolidated financial statements have been reclassified to conform to their 1999 presentation and restated for the reclassification of common stock.

2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Third Quarter Results

Net income for the third quarter of 1999 was $2,694,000 compared with $2,479,000 in the third quarter of 1998, an increase of 9%. Basic earnings per share for the third quarter of 1999 were $.41 as compared to $.37 for 1998, while diluted earnings per share were $.40 for 1999 compared with $.37 for 1998, an increase of 8%.

Key performance indicators for the 1999 third quarter show a return on average assets of .98% compared with 1.05% for the 1998 third quarter. For the third quarter of 1999, the return on average shareholders' equity was 13.33% compared with 13.26% for the same quarter of 1998.

Net interest income is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $762,000 or 10% as compared to the same period in 1998. This increase is attributable to a 17% increase in average interest earning assets offset by a decrease in the net interest margin to 3.29% from 3.50% for the same period last year.

Average balances and effective interest yields and rates on a tax equivalent basis for the quarters ended September 30, 1999 and 1998 were as follows (dollars in thousands):

                                                      1999                          1998
                                        ----------------------------   ----------------------------
                                                    Interest                      Interest
                                         Average    Income/   Yield/    Average   Income/   Yield/
                                         Balance    Expense    Rate     Balance   Expense    Rate
                                       -----------  --------  -------  ---------  --------  -------
Federal funds sold                     $   19,463    $   253    5.16%  $ 46,830    $   655    5.55%
Interest-bearing deposits
 with banks                                     -          -       -     11,226        194    6.86
Securities/1/                             322,981      5,057    6.21    289,259      5,038    6.91
Loans/1/                                  683,814     12,812    7.43    531,484     10,438    7.79
                                       ----------    -------    ----   --------    -------    ----
Total earning assets/
 interest income                       $1,026,258    $18,122    7.01%  $878,799    $16,325    7.37%

Cash and due from banks                    38,639                        37,106
Other assets                               31,454                        29,004
Allowance for loan losses                  (4,585)                       (3,995)
                                       ----------                      --------
Total average assets                   $1,091,766                      $940,914
                                       ==========                      ========

Interest-bearing deposits              $  666,637    $ 7,674    4.57%  $567,378    $ 6,929    4.85%
Short-term debt                            77,361        936    4.80     63,459        817    5.11
FHLB borrowings                            68,000        991    5.78     56,000        820    5.81
                                       ----------    -------    ----   --------    -------    ----
Total interest-bearing liabilities/
 interest expense                      $  811,998    $ 9,601    4.69%  $686,837    $ 8,566    4.95%

Demand deposits                           189,150                       171,051
Other liabilities                          10,438                         8,839
                                       ----------                      --------
Total liabilities                      $1,011,586                      $866,727
Shareholders' equity                       80,180                        74,187
                                       ----------                      --------
Total liabilities and shareholders'
 equity                                $1,091,766                      $940,914
                                       ==========                      ========

Net interest income/1//spread                        $ 8,521    2.32%              $ 7,759    2.42%
                                                     =======    ====               =======    ====
Net interest margin                                             3.29%                         3.50%
                                                                ====                          ====

--------------------
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Average loans for the third quarter of 1999 grew 29%, or $152.3 million compared to the same period in 1998, led by indirect auto loans (up $55.4 million), commercial real estate loans (up $53.0 million), commercial loans (up $19.1 million), residential real estate loans (up $12.8 million) and home equity loans (up $9.8 million). Loan growth since December 31, 1998 of $55.8 million was primarily due to indirect auto loans (up $42.2 million) and commercial real estate loans (up $12.2 million). See Note 5.

Average interest-bearing deposits increased $99.3 million or 17% as compared to the third quarter of 1998 due primarily to an increase in time deposits (up $95.1 million). In addition, time deposits have increased $103.7 million since December 31, 1998 primarily in response to successful retail deposit promotions.

Total other income increased $179,000 or 9%. Service charges on deposit accounts increased $98,000 primarily due to an increase in business account analysis fees.

Fees on mortgages sold, servicing released, decreased $48,000 due to slowdown of residential loan originations in the third quarter of 1999. This fee income is shown net of the commissions paid to the loan officers that originate the loan activity.

Merchant card processing fees increased $135,000 primarily due to several new merchant accounts and rate increases as a result of higher interchange fees. Merchant interchange expense (in other operating expenses) also rose $105,000 as compared to the third quarter of 1998.

Total other expenses increased $509,000 or 9%. The increase in operating expenses was primarily due to staffing increases to support growing areas of the bank, infrastructure costs and related expenses to support new branches and merchant interchange expenses referred to above. Annualized operating expenses as a percentage of average assets decreased slightly to 2.3% for 1999 compared with 2.5% for 1998. Annualized net overhead expenses as a percentage of average assets decreased to 1.6% from 1.7% in 1998 and the efficiency ratio (other expenses to net interest income and other income) improved to 61.5% in 1999 from 62.1% in 1998.

Earnings Highlights - Nine Month Results

Net income for the nine months ended September 30, 1999 was $7,805,000, compared with $6,738,000 earned in 1998, an increase of 16%. Basic earnings per share for the first nine months of 1999 were $1.18 as compared to $1.01 earned in 1998 while diluted earnings per share were $1.16 in 1999 as compared to $.99 in 1998, an increase of 17%.

Key performance indicators for the nine month period show a return on average assets of 1.00% compared with .99% for the comparable period in 1998. The return on average shareholders' equity for the first nine months of 1999 was 13.18% compared with 12.29% for 1998.

Net interest income for the first nine months of 1999, on a tax equivalent basis, increased $3,482,000 or 16%. This increase is due to a 17% increase in average earning assets offset by a slight decrease in the net interest margin to 3.41% in 1999 from 3.42% in 1998.

Average balances and effective interest yields and rates on a tax equivalent basis for the first nine months of 1999 and 1998 were as follows (dollars in thousands):


                                                     1999                          1998
                                       ------------------------------  ----------------------------
                                                    Interest                      Interest
                                         Average    Income/   Yield/    Average   Income/   Yield/
                                         Balance    Expense    Rate     Balance   Expense    Rate
                                       -----------  --------  -------  ---------  --------  -------
Federal funds sold                     $   22,644    $   827    4.88%  $ 41,009    $ 1,700    5.54%
Interest-bearing deposits
 with banks                                 7,748        398    6.87     11,217        570    6.79
Securities/1/                             285,044     13,543    6.35    297,234     14,594    6.57
Loans/1/                                  668,278     37,193    7.44    494,368     29,437    7.96
                                       ----------    -------    ----   --------    -------    ----
Total earning assets/
 interest income                       $  983,714    $51,961    7.06%  $843,828    $46,301    7.34%

Cash and due from banks                    39,016                        40,727
Other assets                               30,567                        28,099
Allowance for loan losses                  (4,508)                       (4,087)
                                       ----------                      --------
Total average assets                   $1,048,789                      $908,567
                                       ==========                      ========

Interest-bearing deposits              $  638,155    $21,622    4.53%  $545,514    $20,062    4.92%
Short-term debt                            68,399      2,376    4.64     58,154      2,254    5.18
FHLB borrowings                            67,291      2,910    5.78     55,674      2,414    5.80
                                       ----------    -------    ----   --------    -------    ----
Total interest-bearing liabilities/
 interest expense                      $  773,845    $26,908    4.65%  $659,342    $24,730    5.02%

Demand deposits                           185,982                       167,177
Other liabilities                           9,802                         8,773
                                       ----------                      --------
Total liabilities                      $  969,629                      $835,292
Shareholders' equity                       79,160                        73,275
                                       ----------                      --------
Total liabilities and shareholders'
 equity                                $1,048,789                      $908,567
                                       ==========                      ========

Net interest income/1//spread                        $25,053    2.41%              $21,571    2.32%
                                                     =======    ====               =======    ====

Net interest margin                                             3.41%                         3.42%
                                                                ====                          ====

Average loans for the first nine months of 1999 grew 35%, or $174 million compared to the same period of 1998, led by indirect auto loans (up $56.7 million), commercial real estate loans (up $53.5 million), commercial loans (up $36.9 million), residential real estate loans (up $17.3 million) and home equity loans (up $9.4 million).

Average interest-bearing deposits increased $92.6 million or 17% as compared to the first nine months of 1998 due primarily to an increase in average time deposits (up $78.7 million) and interest-bearing demand deposit accounts (up $10.8 million).

Total other income increased $779,000 or 13%. Service charges on deposit accounts increased $277,000 primarily due to an increase in business account analysis fees.

Merchant card processing fees increased $365,000 primarily due to several new merchant accounts and rate increases as a result of higher interchange fees. Merchant interchange expense (in the other operating expenses) also rose $305,000 as compared to the same period in 1998.


-----------------------
/1/Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Investment management and trust fee income rose $72,000 primarily due to an increase in discretionary assets under management. Discretionary assets under investment management totaled $232 million at September 30, 1999 compared to $190 million at September 30, 1998.

Total other expenses increased $2,312,000 or 14%. The increase in operating expenses was primarily due to staffing increases to support growing areas of the bank, infrastructure costs and related expenses to support new branches and merchant interchange expenses referred to above. In addition, professional fees increased $85,000 primarily due to additional services related to the changes in corporate structure approved by shareholders at the annual meeting. Annualized operating expenses as a percentage of average assets remained constant at 2.5% for both periods. Annualized net overhead expenses as a percentage of average assets also remained constant at 1.7% for both periods and the efficiency ratio (other expenses to net interest income and other income) improved to 62.4% in 1999 from 63.5% in 1998.

Asset Quality
-------------

Asset quality remains strong, with nonperforming assets (nonaccrual loans, loans past due 90 days or more and still accruing and other real estate owned) totaling $432,000 at September 30, 1999 as compared to $272,000 at December 31, 1998. Net charge-offs through September 30, 1999 totaled $388,000 or .08% (annualized) of average loans outstanding as compared to $525,000 or .14% (annualized) for the same period in 1998.

The Company's provision for possible loan losses was $210,000 for the third quarter of 1999 as compared to $90,000 for 1998. The year-to-date provisions through September 30 were $630,000 and $240,000 for 1999 and 1998, respectively. The Company's provision for loan losses is determined based upon management's periodic evaluation of the risks inherent in the loan portfolio. The allowance for possible loan losses was $4,687,000 at September 30, 1999 and $4,445,000 at December 31, 1998. Management believes the allowance at September 30, 1999 is at an adequate level.

The following table summarizes the Company's nonperforming assets (in thousands):


                                                               September 30,   December 31,
                                                                    1999           1998
                                                                    ----           ----
  Nonaccrual                                                           $ 119          $   -
  Loans which are past due
   90 days or more                                                       313            272
                                                                       -----          -----
   Total nonperforming loans                                             432            272
  Other real estate owned                                                  -              -
                                                                       -----          -----
   Total nonperforming assets                                          $ 432          $ 272
                                                                       =====          =====

  Nonperforming loans to loans outstanding                               .06%           .04%
  Nonperforming assets to loans outstanding
   and other real estate owned                                           .06%           .04%

  Allowance for loan losses to nonperforming loans                     10.85x         16.34x
  Allowance for loan losses to loans outstanding                         .68%           .70%
  Net charge offs to average loans outstanding (annualized)              .08%           .10%
Capital
-------

Shareholders' equity totaled $81.2 million at September 30, 1999. The Company and its subsidiary bank's Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and the Bank's ratios also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the company and its subsidiary bank as of September 30, 1999 and the minimum ratios for "well capitalized" banks.

                      Well         Company     Oak Brook
                  Capitalized   Consolidated      Bank
                  ------------  -------------  ----------

Tier 1
 Risk-based           >6%           10.46%        10.19%

Total Capital
 Ratio                >10%          11.07%        10.80%

Tier 1 Capital
 Leverage             >5%            7.28%         7.08%

On January 27, 1998, the Board of Directors authorized a stock repurchase program. This program allows the Company to repurchase up to 200,000 shares of its common stock. The program originally was to expire in July 1999, but it has been extended through December 31, 2000. Repurchases are being made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. As of September 30, 1999, approximately 105,000 shares of stock are available to be purchased under this repurchase plan.

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

     Oak Brook Bank:

          * Federal funds lines of $98 million with five correspondent banks, subject to continued good financial standing. As of September 30, 1999, all $98 million was available for use under these lines.

          * Reverse repurchase agreement lines of $350 million with four brokerage firms, subject to the availability of collateral and continued good financial standing of the Bank. As of September 30, 1999, approximately $210 million was available to the Bank subject to the Bank's excess collateral available to pledge to these lines.

          * Additional advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of September 30,

        1999, approximately $17 million remains available to the Bank under the FHLB agreements.

     . The Bank has a borrowing line of approximately $176 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. This allows the Bank to obtain additional liquidity as part of the Year 2000 contingency planning.

     Parent Company:

     . Revolving credit arrangement for $15 million. The line is currently unused and matures on May 1, 2000. It is anticipated to be renewed annually.

     . The parent company also had cash, short-term investments, and other readily marketable securities totaling $4.0 million at September 30, 1999.

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

During the Awareness and Planning phase, the Company's Task Force was established. The Task Force coordinated and developed a comprehensive plan to insure that the Company's computer programs and systems become Year 2000 compliant. The Task Force conducted a Company-wide survey of all hardware and software programs and systems and designated a Task Force member to monitor Year 2000 compliance. This monitoring function included contacting vendors regarding their Year 2000 efforts and obtaining the vendors' certification that their systems are fully tested and Year 2000 compliant. The systems were prioritized into mission critical, non-mission critical and, non-critical, and target dates for testing were established.

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

During the Renovation phase, the Company established timelines for installation of Year 2000 compliant systems and system upgrades. The Bank's core data processing system, a mission critical system, was tested during the week of February 8, 1999 and the system performed all functions in compliance with the Year 2000. All mission critical systems are 100% tested.

Also, during the Renovation Phase, the Company estimated the costs for Year 2000 testing and replacement of systems not Year 2000 compliant. Through September 30, 1999 the Company's out-of-pocket costs for testing and replacement of non-compliant systems was approximately $175,000. Costs not quantified are the number of internal man-hours expended to assess, test and certify that the systems are Year 2000 compliant. The Company believes that the costs will not have a material effect on its costs of operations. The Company will continue to expense costs for Year 2000 compliance as they occur consistent with generally accepted accounting principles.

The fourth phase, Validation, is still progressing, as the Company continues to test and verify the test results for all of its systems and business resumption plans. Testing of mission critical systems was successfully completed by June 30, 1999. The Company has written business resumption contingency plans which were satisfactorily tested in May and which will be re-tested in November 1999. The testing of non-mission critical systems was completed as of August 6, 1999.

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

Branch Expansion
----------------

On September 27, 1999, the Company opened its twelfth branch in LaGrange, Illinois. The Company's strategy is to invest in future growth through branch expansion in the Chicago metropolitan area. This form of growth requires a significant investment in non-earning assets during the construction phase. Going forward, for a time, expenses will likely exceed the revenues of the branch. While new branches retard short-term earnings, the Company believes the market warrants judicious office additions.

Qualitative and Quantitative Disclosures about Market Risk
----------------------------------------------------------

As described in the 1998 Annual Report to shareholders, the Company manages its interest rate risk through measurement techniques which include a simulation model and gap analysis. As part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 1999 has changed materially from that at December 31, 1998.

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

(A)  Exhibits
       Exhibit (11) See footnote 4.
       Exhibit (27) Financial Data Schedule

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



Date  November 10, 1999                /s/ ROSEMARIE BOUMAN
      -----------------                -------------------------------
                                       Rosemarie Bouman,
                                       Vice President, Chief
                                       Financial Officer and
                                       Chief Accounting Officer