Form 10-K
period 1999-12-31
FIRST OAK BROOK BANCSHARES INC
filed 2000-03-30
CIK 717837

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           UNITED STATES SECURITIES
                                      AND
                              EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                        Commission file number 0-14468

                               ----------------

                       FIRST OAK BROOK BANCSHARES, INC.

               DELAWARE                              36-3220778
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

 1400 Sixteenth Street, Oak Brook, IL 60523 - Telephone Number (630) 571-1050

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $2.00 par value
                        Preferred Share Purchase Rights

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

  As of March 17, 2000, 6,445,782 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately: $65,966,452 based upon the last sales price of the registrant's Common Stock at $15.25 per share as reported by the National Association of Securities Dealers Automated Quotation System.

  Documents incorporated by reference: Portions of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed on or about April 1, 2000 are incorporated by reference.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          Form 10-K Table of Contents

  Certain information required to be included in Form 10-K is included in the Proxy Statement used in connection with the 2000 Annual Meeting of Shareholders to be held on May 2, 2000.

                                                                         Page
                                                                        Number
                                                                        ------
 PART I
 Item 1   Business and Statistical Disclosure by Bank Holding              2
          Companies...................................................
 Item 2   Properties..................................................     6
 Item 3   Legal Proceedings...........................................     6
 Item 4   Submission of Matters to a Vote of Security Holders.........     6
 PART II
 Item 5   Market for Registrant's Common Equity and Related                7
          Stockholder Matters.........................................
 Item 6   Selected Financial Data.....................................     8
 Item 7   Management's Discussion and Analysis of Financial Condition
          and Results of Operation....................................   10
 Item 7A  Quantitative and Qualitative Disclosures about Market          29
          Risks.......................................................
 Item 8   Financial Statements and Supplementary Data.................   30
 Item 9   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   50
 PART III
 Item 10  Directors and Executive Officers of the Registrant..........   51
 Item 11  Executive Compensation......................................   51
 Item 12  Security Ownership of Certain Beneficial Owners and            51
          Management..................................................
 Item 13  Certain Relationships and Related Transactions..............   51
 PART IV
 Item 14  Exhibits, Financial Statement Schedules and Reports on Form    52
          8-K.........................................................

 Signatures............................................................   55

                                    PART I

ITEM 1. Business and Statistical Disclosure by Bank Holding Companies

General

  First Oak Brook Bancshares, Inc. (the Company) was organized under Delaware law on March 3, 1983, as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding capital stock of Oak Brook Bank (the Bank), Oak Brook, Illinois, which is an Illinois state-chartered bank. The Company is headquartered and its largest banking office is located in Oak Brook, Illinois twenty miles west of downtown Chicago. The Bank has nine locations in DuPage County and three locations in Cook County. Another branch is scheduled to open in Chicago, Illinois on Huron and Dearborn Streets in the third quarter of 2000. The Company employs 302 full-time equivalent employees at December 31, 1999.

  Prior to May 4, 1999, the Company had two classes of common stock, Class A common stock and Common stock. The Class A common stock was entitled to one-twentieth of one vote and a cash dividend of at least 120% of the dividend declared on the Common stock. The Common stock was convertible into Class A common at any time on a one-for-one basis. The Company had authorized shares of Class A common and Common stock of 10,000,000 and 6,000,000, respectively at December 31, 1998.

  On May 4, 1999, the Shareholders of the Company approved the reclassification of the Common stock into Class A common stock on a one-for-one basis, having one vote per share. As a result of the reclassification, the Class A common stock is now the only class of outstanding common stock of the Company and has been renamed "Common Stock". The Company has 16,000,000 authorized shares of Common Stock at December 31, 1999.

  On May 4, 1999, the Company's Board of Directors adopted a shareholder rights plan by providing for a dividend distribution of one preferred share purchase right for each share of the Company's Common Stock held of record on May 21, 1999.

  As of December 31, 1999, the Company had total assets of $1,146,356,000; loans of $719,969,000 deposits of $894,072,000, and shareholders' equity of $79,999,000.

  The business of the Company consists primarily of the ownership, supervision and control of its subsidiary bank. The Company provides its subsidiary bank with advice, counsel and specialized services in various fields of banking policy and strategic planning. The Company also engages in negotiations designed to lead to the acquisition of other banks and closely related businesses.

  The Bank is engaged in the general retail and commercial banking business. The services offered include demand, savings, and time deposits, corporate cash management services, and commercial and personal lending products. In addition, related products and services are offered including merchant card processing, foreign currency sales, safe deposit box operations and other banking services custom tailored for commercial, industrial and governmental customers. The Bank has a full service investment management and trust department. In addition, the Bank established an Internet Branch located at www.obb.com in November 1999 which provides its customers with another way to access many of the products and services offered by the Bank.

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

  Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management and the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. The allowance for possible loan losses ("ALL") represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management's evaluation of the adequacy of the ALL is based on management's ongoing review of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. Credit risk management is discussed in
Item 7 under "Allowance and Provision for Loan Losses" and "Nonperforming Assets" and in Item 8 under Notes 1 and 4 to the consolidated financial statements.

  In January 2000, the Bank, received approval from the FDIC and the Illinois Office of Banks and Real Estate to establish a corporation, Oak Real Estate Development Corporation, as a wholly owned subsidiary of the Bank which will acquire, develop, rehabilitate and sell or rent single/multi family residential real estate, residential apartment buildings and commercial properties that are part of or ancillary to residential real estate. Approval has been granted for this corporation to transact such business and deal with real estate within the State of Illinois. Oak Real Estate Development Corporation will have a board of directors and officers consisting of individuals who are currently directors and officers of the Company and the Bank.

Competition

  The Company and its subsidiary bank operate primarily in DuPage County, Illinois, with nine locations, and three locations in Cook County, Illinois, two of which are located in western Cook County and the other on Chicago's North Shore.

  At June 30, 1999, the Company's nine DuPage County, Illinois, offices held $745.9 million in deposits for an approximate 6.2% market share in relation to the total deposits in DuPage County commercial banks. The Company's two offices in Cook County, Illinois, (LaGrange was not opened until September
1999) contained $96.9 million in deposits for an approximate .1% market share of Cook County. The Company's offices are part of the Chicago banking market, as defined by the Federal Reserve Bank of Chicago, consisting of Cook, DuPage and Lake Counties, which at June 30, 1999, had $117.5 billion in deposits.

  The Bank is located in a highly competitive market facing competition for deposits, loans and other financial services from many financial intermediaries, including banks, savings and loan associations, finance companies, credit unions, mortgage companies, retailers, stockbrokers, insurance companies, mutual funds and investment companies, many of which have greater assets and resources than the Company. The Bank's market area is experiencing increased competition from the acquisition of local financial institutions by large out-of-state banking institutions.

Regulation and Supervision

 General

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

  The Bank is subject to extensive governmental regulation and periodic regulatory reporting requirements. The regulations by various governmental entities, as well as federal and state laws of general application affect the Company and the subsidiary bank in many ways including but not limited to: requirements to maintain reserves against deposits, payment of Federal Deposit Insurance Corporation insurance, restrictions on investments, establishment of lending limits and payment of dividends. The Bank is primarily supervised and examined by the Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation (FDIC).

  The Federal Reserve Bank examines and supervises bank holding companies pursuant to risk-based capital adequacy guidelines. These guidelines establish a uniform capital framework that is sensitive to risk factors, including off-balance sheet exposures, for all federally supervised banking organizations. This can impact a bank holding company's ability to pay dividends and expand its business through the acquisition of subsidiaries if capital falls below the levels established by these guidelines. As of December 31, 1999 the Company's Tier 1, total risk-based capital and leverage ratios were in excess of minimum regulatory guidelines and the Bank's capital ratios also exceed the FDIC criteria for "well capitalized" banks. See Item 7 under "Capital Resources" and Item 8 under Note 9 to the consolidated financial statements for a more detailed discussion of the Risk Based Assessment System and the impact upon the Company and its subsidiary bank.

 Federal Deposit Insurance

  Under federal law, the FDIC has authority to impose special assessments on insured depository institutions, to repay FDIC borrowings from the United States Treasury or other sources, and to establish semi-annual assessment rates for Bank Insurance Fund (BIF) member banks to maintain the BIF at the designated reserve ratio required by law. Effective January 1, 2000 the FDIC Assessment Rate Schedule for BIF members ranged from zero for "well capitalized" institutions to $.27 per $100 for "undercapitalized" institutions.

  The Funds Act also authorized the Financing Corporation (FICO) to levy annual assessments of BIF-assessable deposits to service FICO bond obligations. Effective January 1, 2000, the BIF FICO assessment rate equals the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund (SAIF). The annual assessment rates for FICO were determined from the September 30, 1999 call reports and, for both BIF and SAIF institutions, the rate was 2.12c per $100. On January 4, 2000 the Bank was assessed $44,838 for its quarterly FICO payment.

  The Bank is not restricted by the limitations on brokered deposits and can pass-through the $100,000 FDIC insurance coverage to each participant in or beneficiary of a qualified employee benefit plan.

 The Riegle/Neal Interstate Banking and Branching Efficiency Act of 1994 (The Interstate Banking Act)

  The Interstate Banking Act allows "adequately capitalized" and "adequately managed" bank holding companies to acquire banks in any state as of September 29, 1995. The Act also allows interstate merger transactions.

  The Interstate Banking Act amended the Bank Holding Company Act of 1956 authorizing the Federal Reserve to approve a bank holding company's application to acquire either control or substantial assets of a bank located outside of the bank holding company's home state regardless of whether the acquisition would be prohibited by state law. The Federal Reserve may approve these transactions only for "adequately capitalized" and "adequately managed" bank holding companies.

  The Interstate Banking Act also amended the Federal Deposit Insurance Act to allow federal regulatory agencies to approve merger transactions between insured banks with different home states regardless of whether the transaction is prohibited under state law. Through interstate merger transactions, banks are able to acquire branches of out of state banks by converting their offices into branches of the resulting bank. The Act provides that it is the exclusive means for bank holding companies to obtain interstate branches. In these transactions, the resulting bank must remain "adequately capitalized" and "adequately managed" upon completion of the merger. The Act allowed each state the opportunity to "opt out", thereby prohibiting interstate branching within that state. Illinois has not adopted legislation to "opt out" of the interstate branching provisions.

 Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA)

  The FIRREA broadened the regulatory powers of federal bank regulatory agencies. The original, primary purpose of FIRREA was to address the financial crisis in the thrift industry through the imposition of strict reforms on that industry. FIRREA also granted bank holding companies the right to acquire savings institutions.

  One of the provisions of FIRREA contains a "cross-guarantee" provision which can impose liability on the Company for losses incurred by the FDIC in connection with assistance provided to or the failure of any of the Company's insured depository institutions. The U.S. Court of Appeals Second Circuit has upheld the FDIC's power to charge losses from a bank failure to another bank in the same corporate organization. The Company, under Federal Reserve Board policy, is a source of financial strength to its subsidiary bank and is expected to commit resources to support the subsidiary bank. As a result, the Company could be required to commit resources to its subsidiary bank in circumstances where it might not do so absent such policies.

 The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA)

  The FDICIA significantly expanded the regulatory and enforcement powers of federal banking regulators. FDICIA gives federal banking regulators comprehensive directions to promptly direct or require the correction of problems of inadequately capitalized banks in a manner that is least costly to the Federal Deposit Insurance Fund. The degree of corrective regulatory involvement in the operations and management of banks and their holding companies will be largely determined by the actual or anticipated capital position of the institution. See Item 7 under "Capital Resources" and Item 8 under Note 9 to the consolidated financial statements detailing the Company's capital position.

  FDICIA also directed federal banking regulatory agencies to issue new and expanded safety and soundness standards governing operational and managerial activities of banks and their holding companies particularly in regard to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, executive compensation and market risk sensitivity.

 Gramm-Leach-Bliley Act

  The Gramm-Leach-Bliley Act of 1999 (the Act) was signed into law on November 12, 1999 and, among other things, lifts legislative restrictions placed on banking institutions to affiliate with securities firms, insurance companies and other financial institutions. The Act now permits bank holding companies that elect to become a Financial Holding Company (FHC) to engage in various financial activities that previously were prohibited, including underwriting, brokering and selling securities and insurance products; general equity investments and merchant banking activities; and any non-financial activity if "complementary" to a financial activity (as defined by the Federal Reserve Board).

  In order to become a FHC, a bank holding company's depository subsidiary must be: (i) "well capitalized"; (ii) well managed; and (iii) receive a "satisfactory" or better rating on its most recent Community Reinvestment Act compliance examination. It is anticipated that future regulations to be promulgated under the Act by the Federal Reserve Board and other functional regulatory agencies will have a significant impact as to the implementation and scope of the Act as it relates to bank holding companies that elect to become a FHC.

 Other Laws and Regulations

  Proposals that change the laws and regulations governing banks, bank holding companies and other financial institutions are discussed in Congress, the state legislatures and before the various bank regulatory agencies. Banks are subject to numerous federal and state laws and regulations which have a material impact on their business. These include but are not limited to, usury laws, environmental laws, privacy laws, money laundering laws and numerous consumer protection laws and regulations.

Year 2000

  See Item 7 under "Year 2000 Compliance" for discussion of the Company's current position.

Statistical Disclosure by Bank Holding Companies

  See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" for the statistical disclosure by bank holding companies.

ITEM 2. Properties

  The Company's offices are located in Oak Brook, Illinois in the primary office of its subsidiary bank. The Company leases a small portion from Oak Brook Bank. The Bank and its branches conduct business in both owned and leased premises. At December 31, 1999 the Bank operated from seven owned and five leased properties. The Company believes its facilities are suitable and adequate to operate its banking business. For information concerning lease obligations, see Item 8 under Note 5 of the consolidated financial statements.

  In January 2000, the Bank signed a lease for the rental of property at Huron and Dearborn Streets in Chicago. This new branch is expected to open during the third quarter of 2000.

ITEM 3. Legal Proceedings

  The Company and its subsidiary bank were not subject to any material pending or threatened legal actions as of December 31, 1999. No such actions have arisen subsequent to year-end.

ITEM 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of shareholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Stock trades on the Nasdaq Stock Market(R) under the symbol "FOBB". As of January 31, 2000, there were 332 holders of record and approximately 1,464 beneficial shareholders. See Item 8 under Notes 8, 12 and 13 of the consolidated financial statements for additional shareholder information.

Stock Data/1/

                                                 Per Share
                            ----------------------------------------------------
                            Diluted
                              Net   Dividends  Book    Low      High    Quarter
Quarter Ended               Income    Paid    Value  Price/2/ Price/2/ End Price
-------------               ------- --------- ------ -------- -------- ---------
December 31, 1999..........  $.41     $.100   $12.04  $18.00   $19.38   $18.50
September 30, 1999.........   .40      .100    12.04   18.69    21.00    18.75
June 30, 1999..............   .39      .100    11.70   16.50    21.00    20.13
March 31, 1999.............   .37      .100    11.76   17.44    19.00    17.44
December 31, 1998..........   .40      .090    11.46   17.75    20.25    18.50
September 30, 1998.........   .37      .090    11.26   19.75    22.56    19.75
June 30, 1998..............   .32      .090    10.78   22.44    25.50    23.25
March 31, 1998.............   .30      .075    10.69   20.75    25.44    25.00

--------
/1 /On May 4, 1999, the shareholders approved the reclassification of the Common stock into the Class A common stock on a one for one basis. As a result, the Class A common stock is now the only class of outstanding common stock and has been renamed "Common Stock". Historical dividend and price information shown is that of the former Class A common stock.
/2 /The prices shown represent the high and low closing sales prices for the quarter.

ITEM 6. Selected Financial Data

  The consolidated financial information which reflects a summary of the operating results and financial condition of First Oak Brook Bancshares, Inc. for the five years ended December 31, 1999 is presented in the following table. This summary should be read in conjunction with consolidated financial statements and accompanying notes included in Item 8 of this report. A more detailed discussion and analysis of financial condition and operating results is presented in Item 7 of this report.

Earnings Summary and Selected Consolidated Financial Data

                                 At and for the years ended December 31,
                          ------------------------------------------------------------
                             1999        1998        1997          1996        1995
                          ----------  ----------  ----------    ----------  ----------
                               (Dollars in thousands except per share data)
Statement of Income Data
Net interest income.....  $   32,337  $   28,410  $   27,432    $   26,834  $   25,476
Provision for loan
 losses.................         840         630       1,550         1,510       1,050
Net interest income
 after provision for
 loan losses............      31,497      27,780      25,882        25,324      24,426
Other income............       8,966       7,991      15,541/1/      4,647       4,186
Other expenses..........      25,640      22,423      20,708        20,435      19,924
Income before provision
 for income taxes.......      14,823      13,348      20,715         9,536       8,688
Provision for income
 taxes..................       4,277       3,907       6,962         2,429       1,996
Net income..............  $   10,546  $    9,441  $   13,753    $    7,107  $    6,692
Common Stock Data/2/
Basic earnings per
 share..................  $     1.60  $     1.42  $     2.09    $     1.06  $     1.00
Diluted earnings per
 share..................        1.57        1.39        2.03          1.03         .98
Cash dividends paid per
 share/3............./..         .40        .345        .270          .190        .158
Book value per share....       12.04       11.46       10.38          8.62        8.23
Closing price of Common
 Stock per share/3/
  High..................       21.00       25.50       25.19         12.75       10.75
  Low...................       16.50       17.75       11.38         10.25        8.25
  Year-End..............       18.50       18.50       24.00         11.63       10.32
Dividends per share to
 closing price..........         2.2%        1.9%        1.1%          1.6%        1.5%
Closing price to diluted
 earnings per share.....       11.8x       13.3x       11.8x         11.3x       10.5x
Market capitalization...  $  120,829  $  121,783  $  160,477    $   78,458  $   69,409
Period end shares
 outstanding............   6,531,314   6,582,840   6,686,560     6,746,186   6,725,684
Volume of shares
 traded.................   1,656,449   1,908,594   3,447,438     1,133,042   2,011,048
Year-End Balance Sheet
 Data
Total assets............  $1,146,356  $1,009,275  $  816,144    $  768,655  $  678,102
Loans, net of unearned
 discount...............     719,969     631,987     447,332       420,164     362,728
Allowance for loan
 losses.................       4,828       4,445       4,329         4,109       3,932
Investment securities...     348,607     297,674     302,098       265,954     256,192
Demand deposits.........     196,243     187,209     153,806       147,497     128,236
Total deposits..........     894,072     777,802     627,763       648,303     555,086
Federal Home Loan Bank
 borrowings.............      63,000      57,500      42,500           --        3,500
Shareholders' equity....      79,999      77,061      71,661        59,553      53,762

                                 At and for the years ended December 31,
                          ----------------------------------------------------------
                             1999        1998        1997        1996        1995
                          ----------  ----------  ----------  ----------  ----------

Financial Ratios               (Dollars in thousands except per share data)
Return on average
 assets.................         .99%       1.02%       1.76%        .97%       1.03%
Return on average
 equity.................       13.30       12.74       21.72       12.77       14.00
Net interest margin.....        3.35        3.43        3.97        4.20        4.54
Net interest spread.....        2.35        2.34        2.86        3.23        3.57
Dividend payout ratio...       24.62       24.17       12.43       18.63       14.63
Capital Ratios
Average equity to
 average total assets...        7.41%       8.00%       8.11%       7.59%       7.39%
Tier 1 capital ratio....       10.05       10.20       13.70       12.66       13.33
Total capital ratio.....       10.65       10.80       14.55       13.54       14.32
Capital leverage ratio..        7.12        7.61        8.57        7.69        7.94
Asset Quality Ratios
Nonperforming loans to
 total loans............         .05%        .04%        .09%        .49%        .03%
Nonperforming assets to
 total loans and other
 real estate owned......         .05         .04         .09         .49         .03
Nonperforming assets to
 total capital..........         .47         .35         .53        3.49         .19
Allowance for loan
 losses to total loans..         .67         .70         .97         .98        1.08
Net charge-offs to
 average loans..........         .07         .10         .32         .34         .30
Allowance for loan
 losses to nonperforming
 loans..................      12.98x      16.34x      11.45x       1.98x      37.81x

--------
/1 /Included in other income in 1997 was the $9,251,000 gain on the sale of our credit card portfolio.
/2 /Common Stock data has been restated to give effect to the 100% stock dividend effective September 3, 1998.
/3 /On May 4, 1999, the shareholders approved the reclassification of the Common stock into Class A common stock on a one for one basis. As a result, the Class A common stock is now the only class of outstanding common stock and has been renamed "Common Stock". Historical dividend and price information shown is that of the former Class A common stock.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

  The following discussion and analysis provides information about the financial condition and results of operations of First Oak Brook Bancshares, Inc. (the Company) for the years ended December 31, 1999, 1998 and 1997. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report.

  Assets at year-end reached a record high of $1.15 billion, up 14% from total assets of $1.01 billion at December 31, 1998. Increased marketing efforts and competitive pricing contributed to the strong asset growth.

  Total equity also reached a record level of $80 million at December 31, 1999 an increase of 4% over prior year total equity of $77 million. The Company's capital ratios continued to exceed the minimum regulatory guidelines and the subsidiary bank's capital ratios exceed the minimum ratios for "well-capitalized" banks as defined by the FDIC.

Earnings

  The Company's consolidated net income, earnings per share and selected ratios for 1999, 1998 and 1997 were as follows:

                                                              1997/1/
                                                       -----------------------
                                 1999         1998      Reported       Core
                              -----------  ----------  -----------  ----------
Net income................... $10,546,000  $9,441,000  $13,753,000  $8,670,000
Basic earnings per share..... $      1.60  $     1.42  $      2.09  $     1.31
Diluted earnings per share... $      1.57  $     1.39  $      2.03  $     1.28
Return on average assets.....         .99%       1.02%        1.76%       1.11%
Return on average equity.....       13.30%      12.74%       21.72%      13.69%

--------
/1 /For 1997, reported net income includes the $5.1 million after-tax gain from the sale of the credit card portfolio. Core net income excludes this gain.

 1999 versus 1998

  The 1999 results compared to 1998 include the following significant pre-tax components:

  . Net interest income rose $3,927,000 due primarily to a 14% increase in average earning assets offset by a 2% decrease in the net interest margin.

  . The provision for loan losses increased $210,000 based on management's periodic evaluation of the risks inherent in the loan portfolio and the growth of the portfolio during the year.

  . Other income increased $975,000 primarily due to higher fee income from cash management, investment management and trust, and merchant credit card processing.

  . Other expenses rose $3,217,000 primarily due to additions to staff and compensation increases, higher merchant credit card interchange expenses and costs associated with new branches in Glen Ellyn (opened in September 1998) and LaGrange (opened in September 1999) which contributed to higher operating expenses.

 1998 versus 1997

  The 1998 results compared to 1997 include the following significant pre-tax components:

  . Net interest income rose $978,000 due to a 20% increase in average earning assets, primarily loans, offset by a 14% decrease in the net interest margin.

  . The provision for loan losses decreased by $920,000 primarily due to the sale of the credit card portfolio in 1997. Since virtually all of the historical charge-offs were related to the credit card portfolio, and the Company continued to have low levels of non-performing loans, the provision for 1998 was reduced.

  . Other income, excluding the gain on the sale of the credit card portfolio in 1997, increased $1,701,000 primarily due to an increase in fee income from cash management, income earned from the revenue sharing agreement on the credit card portfolio sale, merchant credit card processing, and the net gain on mortgages sold in the secondary market.

  . Other expenses increased $1,715,000 primarily due to additions to staff and compensation increases, higher occupancy and equipment expenses related to the two new branches opened in 1998 and merchant interchange expense. In addition, included in the 1997 other expenses was a $300,000 contribution to the Oak Brook Bank Charitable Trust and a gain of $515,000 recorded on the sale of surplus property formerly leased to a third party.

Net Interest Income

  Net interest income is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Company's revenues.

 1999 versus 1998

  On a tax-equivalent basis, net interest income for 1999 totaled $33,643,000, an increase of 14% over 1998. This increase is attributable to a 16% increase in average earning assets offset by an 8 basis point decrease in the net interest margin to 3.35% in 1999 from 3.43% in 1998. The change in net interest income was a result of the following:

  . During 1999, average loans increased $155 million primarily in the indirect auto ($57 million), commercial real estate ($48 million), commercial ($31 million), residential real estate ($14 million) and home equity ($9 million) portfolios. The increase in volume was partially offset by the 42 basis point decrease in the average yield on the loan portfolio. Compression of the loan yields was a result of competitive pricing and a decrease in average interest rates. See "Loans" for further details of yields by loan type.

  . The average cost of interest-bearing liabilities decreased to 4.70% in 1999 from 4.95% in 1998. The 1999 average balance of higher rate time deposits increased $84 million compared to 1998, while the 1999 average balance of lower rate savings and NOW accounts and money market accounts increased at a slower rate as compared to 1998. To fund the loan growth the Company ran successful retail deposit promotions during the year. In addition, average short-term debt increased $13 million and the Company continued to utilize Federal Home Loan Bank borrowings at lower long term rates than it would have had to pay on similar term deposits.

 1998 versus 1997

  On a tax-equivalent basis, net interest income for 1998 totaled $29,589,000, an increase of 4% over 1997. This increase is attributable to a 20% increase in average earning assets offset by a 54 basis point decrease in the net interest margin to 3.43% in 1998 from 3.97% in 1997. The compression of the net interest margin was a result of the following:

  . During 1998, average loans increased $104 million primarily in the indirect auto ($56 million), commercial ($29 million), commercial real estate ($26 million), residential real estate ($13 million) and home equity ($9 million) loan portfolios offset by a decrease in the credit card portfolio ($27 million). Further compression of the loan yields was due to the competitive pricing as well as the slight decrease in interest rates.

  . While rates paid on the individual components of interest-bearing liabilities dropped, the overall cost of interest-bearing liabilities increased from 4.89% in 1997 to 4.95% in 1998. This increase was primarily due to increased volume of the higher-cost interest-bearing liabilities, primarily time deposits and FHLB borrowings. The average time deposit balance increased $69 million. The average balance of FHLB borrowings increased $42 million at a long-term average rate of 5.80%.

  The following table presents the average interest rate on each major category of interest-earning assets and interest-bearing liabilities for 1999, 1998, and 1997.

Average Balances and Effective Interest Rates

                                    1999                       1998                      1997
                         --------------------------- ------------------------- -------------------------
                                     Interest                  Interest                  Interest
                          Average    Income/  Yield/ Average   Income/  Yield/ Average   Income/  Yield/
                          Balance    Expense  Rates  Balance   Expense  Rates  Balance   Expense  Rates
                         ----------  -------- ------ --------  -------- ------ --------  -------- ------
                                                    (Dollars in thousands)
Assets
Earning assets:
 Federal funds sold and
  securities purchased
  under agreements to
  resell...............  $   22,267  $ 1,118   5.02% $ 38,904  $ 2,106   5.41% $  8,325  $   460   5.52%
 Interest-bearing
  deposits with banks..       5,862      401   6.84    11,230      764   6.81     5,260      362   6.89
 Taxable securities....     246,524   15,136   6.14   240,674   15,489   6.44   243,341   15,090   6.20
 Tax exempt
  securities/1....../..      52,668    3,850   7.31    50,197    3,567   7.11    46,638    3,489   7.48
 Loans, net of unearned
  discount/1/,/2..../..     675,932   50,261   7.44   521,072   40,949   7.86   416,758   36,445   8.75
                         ----------  -------   ----  --------  -------   ----  --------  -------   ----
Total earning
 assets/interest
 income................  $1,003,253  $70,766   7.05% $862,077  $62,875   7.29% $720,322  $55,846   7.75%
Cash and due from
 banks.................      39,867                    40,081                    39,611
Other assets...........      31,236                    28,379                    25,237
Allowance for loan
 losses................      (4,576)                   (4,092)                   (4,431)
                         ----------                  --------                  --------
                         $1,069,780                  $926,445                  $780,739
                         ==========                  ========                  ========
Liabilities and Shareholders'
 Equity
Interest-bearing
 liabilities:
Savings and NOW
 accounts..............  $  172,452  $ 4,765   2.76% $171,067  $ 5,711   3.34% $172,533  $ 6,159   3.57%
 Money market
  accounts.............      48,112    1,648   3.43    40,139    1,302   3.24    34,071    1,089   3.20
 Time deposits.........     431,150   23,428   5.43   346,807   20,016   5.77   277,727   16,125   5.81
 Short-term debt.......      71,828    3,412   4.75    59,110    3,014   5.10    59,881    3,101   5.18
 FHLB borrowings.......      66,922    3,870   5.78    55,917    3,243   5.80    13,438      781   5.82
                         ----------  -------   ----  --------  -------   ----  --------  -------   ----
 Total interest-bearing
  liabilities/interest
  expense..............  $  790,464  $37,123   4.70% $673,040  $33,286   4.95% $557,650  $27,255   4.89%
Demand deposits........     189,448                   170,146                   151,257
Other liabilities......      10,556                     9,159                     8,523
                         ----------                  --------                  --------
Total liabilities......  $  990,468                  $852,345                  $717,430
Shareholders' equity...      79,312                    74,100                    63,309
                         ----------                  --------                  --------
                         $1,069,780                  $926,445                  $780,739
                         ==========                  ========                  ========
Net interest income/net
 interest spread/3../..              $33,643   2.35%           $29,589   2.34%           $28,591   2.86%
Net interest
 margin/4.........../..                        3.35%                     3.43%                     3.97%

--------
/1 /Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34% in 1999 and 1998 and 35% in 1997.
/2 /Includes nonaccrual loans.
/3 /Total yield on average earning assets, less total rate paid on average interest-bearing liabilities.
/4 /Total interest income, tax equivalent basis, less total interest expense, divided by average earning assets.

  The following table presents a summary analysis of changes in interest income and interest expense for 1999 as compared to 1998 and 1998 as compared to 1997. Interest income rose in 1999 primarily due to the higher volume of average loans offset by a decrease in the average loan yields. Interest expense rose in 1999 due to increased volume of time deposits and borrowings offset by a decrease in the rates paid. Interest income rose in 1998 due to the higher volume of loans and federal funds sold offset by a decline in average loan yields. Interest expense rose in 1998 due to the increased volume of time deposits and FHLB borrowings offset by a decrease in rates paid.

Analysis of Net Interest Income Changes

                               1999 Over 1998             1998 Over 1997
                          -------------------------  -------------------------
                          Volume/1/ Rate/1/  Total   Volume/1/ Rate/1/  Total
                          --------- -------  ------  --------- -------  ------
                                       (Dollars in thousands)
Increase (decrease) in
 interest income:
Federal funds sold......   $  (844) $  (144) $ (988)  $ 1,656  $   (10) $1,646
Interest-bearing
 deposits with banks....      (366)       3    (363)      407       (5)    402
Taxable securities......       370     (723)   (353)     (166)     565     399
Tax exempt
 securities/2......../..       179      104     283       258     (180)     78
Loans, net of unearned
 discount/2/,/3....../..    11,616   (2,304)  9,312     8,464   (3,960)  4,504
                           -------  -------  ------   -------  -------  ------
Total interest income...   $10,955  $(3,064) $7,891   $10,619  $(3,590) $7,029
                           -------  -------  ------   -------  -------  ------
Increase (decrease) in
 interest expense:
Savings & NOW accounts..   $    46  $  (992) $ (946)  $   (52) $  (396) $ (448)
Money market accounts...       270       76     346       197       16     213
Time deposits...........     4,638   (1,226)  3,412     3,988      (97)  3,891
Short-term debt.........       615     (217)    398       (40)     (47)    (87)
FHLB borrowings.........       636       (9)    627     2,464       (2)  2,462
                           -------  -------  ------   -------  -------  ------
Total interest expense..   $ 6,205  $(2,368) $3,837   $ 6,557  $  (526) $6,031
                           -------  -------  ------   -------  -------  ------
Increase (decrease) in
 net interest income....   $ 4,750  $  (696) $4,054   $ 4,062  $(3,064) $  998
                           =======  =======  ======   =======  =======  ======

--------
1 The change in interest due to both rate and volume has been allocated proportionately.
2 Tax equivalent basis. Tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34% in 1999 and 1998 and 35% in 1997.
3  Includes nonaccrual loans.

Allowance and Provision for Loan Losses

  The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, peer loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, and other relevant factors. Loans which are determined to be uncollectible are charged off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance.

  The Company's charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records charge-offs on the basis of management's ongoing evaluation of collectibility. In addition, any loans which are classified as "loss" in regulatory examinations are charged off.

  The Company records specific valuation allowances on commercial, commercial mortgage and construction loans when a loan is considered to be impaired. A loan is impaired when, based on an evaluation of current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest) pursuant to the original contractual terms. The Company measures impairment based upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans, such as residential mortgage, home equity, indirect auto and consumer loans, are collectively evaluated for impairment. Interest income on impaired loans is recognized using either the cash basis method or a cost recovery method depending upon the circumstances.

  The following table summarizes the loan loss experience for each of the last five years.

Summary of Loan Loss Experience

                                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
                                          (Dollars in thousands)
Average loans for the year,
 net of unearned discount and
 allowance for loan losses...  $671,356  $516,980  $412,327  $388,433  $321,183
                               --------  --------  --------  --------  --------
Allowance for loan losses,
 beginning of the year.......  $  4,445  $  4,329  $  4,109  $  3,932  $  3,859
Charge-offs for the year:
  Real estate--construction..       --        --       (200)      --        --
  Real estate mortgage and
   home equity loans.........        (1)      --        (20)      --        --
  Commercial loans...........      (357)      --        --        --        --
  Indirect auto loans........      (130)      (31)      (39)      (14)       (3)
  Credit card loans..........       (32)     (188)   (1,237)   (1,484)   (1,096)
  Overdraft loans............        (4)     (458)       (4)      (11)       (3)
  Consumer loans.............        (4)      (52)       (5)       (2)      (10)
                               --------  --------  --------  --------  --------
    Total charge-offs........      (528)     (729)   (1,505)   (1,511)   (1,112)
                               --------  --------  --------  --------  --------
Recoveries for the year:
  Real estate mortgage and
   home equity loans.........         1       --        --        --        --
  Commercial loans...........         4        11         1        33        41
  Indirect auto loans........         5        20         8        11       --
  Credit card loans..........        61       181       166       126        81
  Overdraft loans............       --          1       --        --        --
  Consumer loans.............       --          2       --          8        13
                               --------  --------  --------  --------  --------
    Total recoveries.........        71       215       175       178       135
                               --------  --------  --------  --------  --------
Net charge-offs for the
 year........................      (457)     (514)   (1,330)   (1,333)     (977)
Provision for loan losses....       840       630     1,550     1,510     1,050
                               --------  --------  --------  --------  --------
Allowance for loan losses,
 end of the year.............  $  4,828  $  4,445  $  4,329  $  4,109  $  3,932
                               ========  ========  ========  ========  ========
Ratio of net charge-offs to
 average loans outstanding...       .07%      .10%      .32%      .34%      .30%
Allowance for loan losses as
 a percent of loans
 outstanding, net of unearned
 discount at end of the
 year........................       .67%      .70%      .97%      .98%     1.08%
Ratio of allowance for loan
 losses to nonperforming
 loans.......................     12.98x    16.34x    11.45x     1.98x    37.81x

  The provision for loan losses increased $210,000 in 1999 as compared to 1998, due primarily to the increase of loans outstanding. However, despite average growth in the loan portfolio of 30%, the Company has continued to have low levels of nonperforming loans and net charge-offs.

  The provision for loan losses decreased $920,000 in 1998 as compared to 1997. Prior to 1998, primarily all of the Company's charge-offs had been related to the credit card portfolio. Since the credit card portfolio was sold in 1997 and the Company continued to have very low levels of nonperforming loans, management decreased the provision in 1998.

  Currently and historically, the Company has had high asset quality. Net charge-offs for 1999 totaled $457,000 or .07% of average loans. Of total net charge-offs, $282,000 related to one commercial loan relationship. See nonperforming assets table for historical information.

  The Company's allowance for loan losses as a percent of loans outstanding was .67% at December 31, 1999 as compared to .70% in 1998 and .97% in 1997. Management believes the allowance for loan losses is at an adequate level.

  The provision for loan losses is sufficient to provide for probable loan losses and maintain the allowance at an adequate level commensurate with management's evaluation of the risks inherent in the loan portfolio.

  Management of the subsidiary bank prepares a detailed analysis, at least quarterly, reviewing the adequacy of its allowance and, when appropriate, recommending an increase or decrease in its provision for loan losses. The analysis to determine the allocated portion of the allowance is divided into two parts. The first part involves primarily an estimated calculation of losses on specific problem and management watch list loans, the remaining credit card portfolio and delinquent consumer loans. The second part involves primarily a calculation of the bank's actual net charge-off history averaged with industry net charge-off history by major loan categories including unfunded commitments. In addition, the bank considers its loan growth, management capabilities, economic trends, credit concentrations, industry risks, underlying collateral values and the opinions of bank management. Accordingly, because each of these criteria is subject to change, the allocation of the allowance is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio.

  In order to identify potential risks in the loan portfolio and determine the necessary provision for loan losses, detailed information is obtained from the following sources:

  . Regular reports prepared by the bank's management which contain information on the overall characteristics of the loan portfolio, including delinquencies and nonaccruals, and specific analysis of loans requiring special attention (i.e. "watch lists");

  . Examinations of the loan portfolio of the subsidiary bank by Federal and State regulatory agencies; and

  .  Reviews by third-party consultants and internal audit staff.

  In addition to management's assessment of the portfolio, the Company and the subsidiary bank are examined periodically by regulatory agencies. Although such agencies do not determine whether the allowance for loan loss is adequate, their examinations may result in increases to the allowance based on their judgements about information available to them at the time of their examination.

  The following table considers both parts of the analysis discussed above to determine the allocation of the allowance for loan losses by loan type for each of the last five years.

Allocation of Allowance for Loan Losses

                                                   December 31,
                                        --------------------------------------
                                         1999    1998    1997    1996    1995
                                        ------  ------  ------  ------  ------
                                              (Dollars in thousands)
Allocation of allowance for loan
 losses:
  Real estate--land acquisition and
   construction loans.................. $   29  $   25  $   22  $  482  $  272
  Real estate mortgage and home equity
   loans...............................    410     211     113     209     366
  Commercial loans.....................    428     523     123      98     194
  Indirect auto loans..................    793     496     105     178     186
  Consumer loans.......................     35      30      24      45      72
  Credit card loans....................     85     213     287   2,404   1,863
  Unallocated..........................  3,048   2,947   3,655     693     979
                                        ------  ------  ------  ------  ------
    Total allowance.................... $4,828  $4,445  $4,329  $4,109  $3,932
                                        ======  ======  ======  ======  ======
Percentage of loans to gross loans:
  Real estate--land acquisition and
   construction loans..................    3.1%    6.6%    8.2%    8.5%    7.9%
  Real estate mortgage and home equity
   loans...............................   50.5    48.2    52.6    50.5    50.6
  Commercial loans.....................   14.9    17.2    12.2     9.7    10.5
  Indirect auto loans..................   29.9    26.1    23.7    13.9    10.8
  Consumer loans.......................    1.6     1.9     3.2     3.6     4.1
  Credit card loans....................    --      --      0.1    13.8    16.1
                                        ------  ------  ------  ------  ------
                                         100.0%  100.0%  100.0%  100.0%  100.0%
                                        ======  ======  ======  ======  ======

Nonperforming Assets

  The accrual of interest is discontinued on commercial and real estate loans when the continuity of contractual principal or interest is deemed doubtful by management or when 90 days or more past due and the loan is not well secured or in the process of collection. Interest income is recorded on these loans only as it is collected. Interest payments on nonaccrual loans which contain unusual risk features or marginal collateral values may be applied directly to loan principal for accounting purposes.

  The following table highlights the Company's nonperforming assets.

                                                      December 31,
                                               ------------------------------
                                               1999  1998  1997   1996   1995
                                               ----  ----  ----  ------  ----
                                                 (Dollars in thousands)
Nonaccruing loans............................. $ 90  $--   $--   $1,730  $--
Loans which are past due 90 days or more......  282   272   378     349   104
                                               ----  ----  ----  ------  ----
  Total nonperforming loans...................  372   272   378   2,079   104
Other real estate owned.......................  --    --    --      --    --
                                               ----  ----  ----  ------  ----
  Total nonperforming assets.................. $372  $272  $378  $2,079  $104
                                               ----  ----  ----  ------  ----
Nonperforming loans to total loans
 outstanding..................................  .05%  .04%  .09%    .49%  .03%
Nonperforming assets to total loans
 outstanding and other real estate owned......  .05%  .04%  .09%    .49%  .03%
Nonperforming assets to total assets..........  .03%  .03%  .05%    .27%  .02%
Nonperforming assets to total capital.........  .47%  .35%  .53%   3.49%  .19%

  The Company's ratio of nonperforming loans to total loans outstanding and other real estate owned of .05% at December 31, 1999 was well below the industry peer group ratio of .83%/1/.
--------
1 Source: SNL DataSource, nationwide banks with asset size of $1 to $2 billion.

Summary of Other Income

  The following table summarizes significant components of other income and percentage changes from year to year:

                                                                   % Change
                                                                ---------------
                                          1999   1998   1997    '99-'98 '98-'97
                                         ------ ------ -------  ------- -------
                                                (Dollars in thousands)
Service charges......................... $3,600 $3,190 $ 2,730     13%     17%
Investment management and trust fees....  1,128  1,048   1,025      8       2
Merchant card processing fees...........  1,858  1,329     964     40      38
Fees on mortgages sold..................    422    416     224      1      86
Income from revenue sharing agreement...    900    900     450    --      100
Other operating income..................    979  1,029     906     (5)     14
Investment securities gains (losses)....     79     79      (9)   --      977
Gain on sale of credit card portfolio...    --     --    9,251    --      --
                                         ------ ------ -------    ---     ---
Total................................... $8,966 $7,991 $15,541     12%    (49)%
                                         ====== ====== =======    ===     ===

 1999 versus 1998

  Service charges on deposit accounts increased $410,000 primarily due to an increase in business account analysis fees.

  Investment management and trust department income increased $80,000, primarily due to an increase in assets under investment management and other new trust business. Discretionary assets under investment management grew $50 million to $245 million at December 31, 1999 from $195 million at December 31, 1998.

  Merchant credit card processing fees increased $529,000 primarily due to new merchant accounts and rate increases as a result of higher interchange fees. The number of merchant outlets serviced increased to 262 at year-end 1999 from 202 at year-end 1998. Merchant interchange expense (in the other expense section) rose $425,000 in 1999.

  Fees on mortgages sold, servicing released, increased just slightly in 1999. The mortgage market was strong through the first half of 1999; however, due to rising interest rates, mortgage loan refinance activity slowed down in the second half of the year. This fee income for 1999 represents the gain on mortgages sold of $629,000 net of $207,000 in commissions paid to the mortgage originators.

  Income from the revenue sharing agreement made in connection with the sale of the credit card portfolio in 1997 remained constant at $900,000 for both 1999 and 1998. Under the agreement, the Company shares the revenue from the sold portfolio until June of 2002, subject to a maximum annual payment of $900,000.

 1998 versus 1997

  Service charges on deposit accounts increased $460,000 primarily due to an increase in business account analysis fees.

  Investment management and trust department income increased $23,000, primarily due to an increase in assets under investment management and other new trust business offset by a change in the billing cycle that took place in 1997. The change in the billing cycle resulted in additional fee income recorded in 1997 of approximately $147,000. Absent this 1997 change, investment management and trust income increased $170,000 in 1998 due to an increase in discretionary assets under investment management to $195 million at December 31, 1998 from $134 million at December 31, 1997.

  Merchant credit card processing fees increased $365,000 primarily due to new merchants accounts. The number of merchants serviced increased to 202 at year-end 1998 from 170 at year-end 1997. Merchant interchange expense (in the other expense section) rose $297,000 in 1998.

  Fees on mortgages sold, servicing released, increased $192,000 due to increased residential loan originations. This fee income for 1998 represents the gain on mortgages sold of $711,000 net of $295,000 in commissions paid to the mortgage originators.

  Income from the revenue sharing agreement made in connection with the sale of the credit card portfolio on June 30, 1997 increased $450,000 to $900,000 due to the recognition of twelve months of income in 1998 compared to only six months of income in 1997.

  The increase in other operating income of $123,000 was primarily attributable to the recognition of a full year of ATM surcharge fees in 1998. This program began in 1997 and therefore only a partial year of income was recognized in that year.

Summary of Other Expenses

  The following table summarizes significant components of other expenses and percentage changes from year to year:

                                                                    %Change
                                                                ---------------
                                         1999    1998    1997   '99-'98 '98-'97
                                        ------- ------- ------- ------- -------
                                                (Dollars in thousands)
Salaries and employee benefits......... $15,817 $13,680 $12,293    16%     11%
Occupancy expense......................   1,683   1,566   1,457     7       7
Equipment expense......................   1,824   1,906   1,566    (4)     22
Data processing........................     968     776   1,301    25     (40)
Professional fees......................     576     522     398    10      31
Postage, stationery and supplies.......     865     834     768     4       9
Advertising and business development...   1,231   1,090   1,191    13      (8)
Merchant interchange expense...........   1,419     994     697    43      43
FDIC premiums..........................      92      81      78    14       4
Other operating expenses...............   1,165     974     959    20       2
                                        ------- ------- -------   ---     ---
Total.................................. $25,640 $22,423 $20,708    14%      8%
                                        ======= ======= =======   ===     ===

 1999 versus 1998

  Other expenses rose $3,217,000 or 14% in 1999 over 1998. Other expenses as a percentage of average assets remained constant at 2.4% for 1999 and 1998. Net overhead expenses as a percentage of average earning assets also remained constant at 1.7% for both years and the efficiency ratio (other expenses to net interest income and other income) was 62.1% in 1999 and 61.6% in 1998.

  Salaries and employee benefits increased $2,137,000 or 16%. This increase was primarily the result of increased levels of performance based compensation, normal salary and benefit increases, higher compensation due to competitive market conditions and increased staffing requirements for the new LaGrange office (opened in September 1999), the Glen Ellyn office (opened in September 1998) and other growing areas of the bank.

  Occupancy and Equipment expense combined increased $35,000 primarily due to the new LaGrange office and a full year of operations at the Glen Ellyn office that opened in September, 1998. These increases are offset by lower depreciation expense due to certain assets having become fully depreciated in 1999.

  Data processing fees increased $192,000 primarily as a result of additional trust processing fees and costs incurred for the testing of the Company's operating systems for compliance with the Year 2000 date change.

  Professional fees increased $54,000 in 1999 primarily due to additional services related to the changes in corporate structure approved by the shareholders at the 1999 annual meeting.

  Advertising and business development increased $141,000 due primarily to additional advertising campaigns for retail loans and deposits.

  Merchant interchange expense increased $425,000 due to new merchants and increased interchange fees. Note, merchant card processing fees (in other income) rose $529,000 in 1999.

  Other operating expenses increased $191,000 primarily due to higher corporate expenses and other costs necessary to support the growing areas of the Bank.

 1998 versus 1997

  Other expenses rose $1,715,000 or 8% in 1998 over 1997. Salaries and employee benefits increased $1,387,000 due to normal salary increases, a highly competitive job market and increased requirements for staff in the new Aurora and Glen Ellyn branches and other growing areas of the bank. These additional salaries were partially offset by the elimination of salaries due to the sale of the credit card portfolio in 1997.

  Occupancy and equipment expenses increased $449,000 over 1997 due to the opening of the new Aurora and Glen Ellyn branches, an upgrade to the mainframe computer system, and the purchase of a new imaging system and check sorter during 1998.

  Data processing fees decreased $525,000 and advertising and business development decreased $101,000 due to the sale of the credit card portfolio in 1997.

  Merchant interchange expense increased $297,000 due to new merchants. Note, merchant card processing fees (in other income) rose $365,000 in 1998.

  Other operating expenses increased $15,000 primarily due to two "non-core" items in 1997. During 1997, the Company recorded a gain on the sale of surplus property of $515,000 which was included as a reduction of other expense. This transaction was offset by a $300,000 contribution to the Oak Brook Bank Charitable Trust established in December 1997.

Income Tax Expense

  Income taxes for 1999 totaled $4,277,000 as compared to $3,907,000 for 1998 and $6,962,000 in 1997. When measured as a percentage of income before income taxes, the Company's effective tax rate was 29% for 1999 and 1998 compared to 34% in 1997. The decrease in the provision for income taxes and the effective tax rate for 1998 as compared to 1997 was due to an additional $3.3 million tax provision recorded in 1997 on the gain on the sale of the credit card portfolio.

FINANCIAL CONDITION

Liquidity

  Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depositors' withdrawal requirements, shareholders' dividends and to purchase Treasury stock under the stock repurchase program.

  The Company has numerous sources of liquidity including a portfolio of shorter-term assets, readily marketable investment securities, the ability to attract consumer time deposits and access to various borrowing arrangements.

Available borrowing arrangements are summarized as follows:

  Subsidiary Bank:

    . Informal Federal funds lines aggregating $98 million with five correspondent banks, subject to continued good financial standing. As of December 31, 1999, all $98 million was available for use under these lines.

    . Reverse repurchase agreement lines totaling $350 million with four brokerage firms, subject to the availability of collateral and continued good financial standing of the Bank. As of December 31, 1999, $245 million was available to the Bank under these lines.

    . Additional advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of December 31, 1999, $21.4 million is available to the Bank under the FHLB agreements.

    . The Bank has a borrowing line of approximately $194 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral.

  Parent Company:

    . Revolving credit arrangement for $15 million. At December 31, 1999, the line was unused and matures on April 1, 2000. It is anticipated to be renewed annually.

    . The parent company also had cash, short-term investments and other marketable securities totaling $1.9 million at December 31, 1999.

Interest Rate Sensitivity

  Interest rate risk arises when the maturity or repricing of assets differs significantly from the maturity or repricing of liabilities. The Company's financial results could be affected by changes in market interest rates such as the prime rate, LIBOR and treasury yields as well as competitive rates for retail deposit products. The objective of interest rate risk management is to provide the maximum levels of net interest income while maintaining acceptable levels of interest rate risk and liquidity risk. A number of measures are used to monitor and manage interest rate risk, including income simulation, rate shock analysis and interest sensitivity (gap) analysis.

  An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. The model incorporates management assumptions regarding the level of interest rate or balance changes on indeterminate maturity deposit products (passbook savings, money market, NOW and demand deposits) for a given level of market rate changes. These assumptions are developed through historical analysis. Additionally, changes in prepayment behavior of the mortgage related assets in each rate environment are captured using estimates of prepayment speeds for the portfolios. Other assumptions in the model include cash flows and maturities of other financial instruments, changes in market conditions, loan volumes and pricing, and customer preferences. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

  The Company's policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates (rate shock) of 200 basis points. As of December 31, 1999 and 1998, the Company had the following estimated net interest income sensitivity profile. The impact of planned growth and anticipated new business activities is not factored into the calculation.

                                               1999               1998
                                          ----------------   ---------------
                                          -200 bp  +200 bp   -200 bp +200 bp
                                          -------  -------   ------- -------
Annual interest income change from an
 immediate change in rates............... $1,856   $(2,562)   $789   $(1,629)
Percent change...........................    5.4%     (7.4)%   2.5%     (5.1)%

  The table below presents a static gap analysis as of December 31, 1999 which does not fully capture the true dynamics of interest rate changes including the timing and/or degree of interest rate changes. While most of the asset categories' rates change when certain independent indices (such as the prime rate) change, most liability categories are repriced at the Company's discretion subject, however, to competitive interest rate pressures.

Interest Rate Sensitive Position

                           1-90       91-180      181-365      Over 1
                           days        days        days         year       Total
                         ---------   ---------   ---------   ----------  ----------
                                       (Dollars in thousands)
Rate sensitive assets:
  Federal funds sold and
   interest-bearing
   deposits with banks.. $     488   $     --    $     --    $      --   $      488
  Taxable securities....    38,601       9,489      48,707      199,442     296,239
  Tax exempt
   securities...........       595         --          520       51,253      52,368
  Loans, net of unearned
   discount.............   213,427      45,170      78,946      382,426     719,969
                         ---------   ---------   ---------   ----------  ----------
    Total............... $ 253,111   $  54,659   $ 128,173   $  633,121  $1,069,064
                         ---------   ---------   ---------   ----------  ----------
    Cumulative total.... $ 253,111   $ 307,770   $ 435,943   $1,069,064
                         ---------   ---------   ---------   ----------
Rate sensitive
 liabilities:
  Savings and NOW
   accounts/1......../.. $  78,677   $   1,787   $   4,468   $   86,203  $  171,135
  Money market
   accounts.............    57,186         --          --           --       57,186
  Time deposits.........   181,158      97,765      96,191       94,394     469,508
  Borrowings............    83,645       9,663       9,700       58,000     161,008
                         ---------   ---------   ---------   ----------  ----------
    Total............... $ 400,666   $ 109,215   $ 110,359   $  238,597  $  858,837
                         ---------   ---------   ---------   ----------  ----------
    Cumulative total.... $ 400,666   $ 509,881   $ 620,240   $  858,837
                         ---------   ---------   ---------   ----------
Cumulative gap.......... $(147,555)  $(202,111)  $(184,297)  $  210,227
                         ---------   ---------   ---------   ----------
Cumulative gap to total
 assets ratio...........     (12.9)%     (17.6)%     (16.1)%       18.3%
                         ---------   ---------   ---------   ----------

--------
/1 /The decay assumptions on savings and NOW accounts are based on historical analysis and experience.

Investment Securities

  The Company's investment portfolio increased $50.9 million, or 17%, during 1999 to $348.6 million at year-end from $297.7 million at year-end 1998. The Company has continued its strategy to minimize state income taxes by primarily investing in state income tax exempt U.S. Government agency securities, and to a lesser extent, U.S. Treasury securities. Due to the yield advantages, U.S. Government agency securities were favored over their U.S. Treasury counterparts.

  U.S. Treasury Securities: The Company increased its holdings of U.S. Treasuries by $6.9 million to $57.3 million at year-end from $50.4 million at year-end 1998. The average maturity of the U.S. Treasury portfolio increased to 1.9 years in 1999 from 1.3 years in 1998.

  U.S. Government Agency and Mortgage Backed Securities: The U.S. Government agency securities (including U.S. Government agency mortgage backed securities and agency collateralized mortgage obligations) portfolio increased $87.0 million in 1999 to $224.8 million at year-end from $137.8 million at year-end 1998. The increase was primarily due to the continued strategy to minimize state tax liability, and therefore the majority of U.S. Government securities purchased in 1999 were exempt from state income taxes. The average maturity of this sector of the portfolio increased to 3.8 years in 1999 from 2.4 years in 1998.

  Municipal Securities: The Company's municipal security holdings decreased $.9 million to $55.1 million at year-end from $56.0 million at year-end 1998. Due to their high yields, low credit risk, and pledgability for public deposits, municipal securities remain attractive investments. All municipal securities held are rated "A" or better by one or more of the national rating services or are "non-rated" issues of local communities which, through the bank's own analysis, are deemed to be of satisfactory quality. The average contractual maturity of this portfolio increased to 5.9 years in 1999 from 4.8 years in 1998.

  Corporate and Other Securities: Holdings of corporate and other securities decreased $42.0 million to $11.4 million in 1999 from $53.4 million in 1998. The decrease was mainly from the maturity of very short-term corporate bonds purchased late in 1998. The portfolio consists primarily of equity securities held by the parent company, $5.7 million of Federal Home Loan Bank stock and $3.7 million of long-term corporate debt securities.

 1998

  The Company's investment portfolio decreased $4.4 million, or 1%, during 1998 to $297.7 million at year-end from $302.1 million at year-end 1997. The proceeds from the credit card portfolio sale in 1997 were primarily invested in short-term U.S. Government agency securities. The 1998 proceeds from security maturities, calls and paydowns were used to fund continued loan demand. The Company continued its strategy to minimize state income taxes by primarily investing in state income tax exempt U.S. Treasury and U.S.Government agency securities. Due to the yield advantages, U.S. Government agency securities were favored over their U.S. Treasury counterparts.

  The following table sets forth the book values of investment securities held on the dates indicated.

Investments by Type (at carrying value)

                                                            December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                       (Dollars in thousands)
U.S. Treasury....................................... $ 57,285 $ 50,403 $ 70,614
U.S. Government agencies............................  206,325  102,797  113,730
Agency mortgage-backed securities...................   15,931   19,683   29,770
Agency collateralized mortgage obligations..........    2,536   15,310   24,154
State and municipal.................................   55,139   56,036   47,350
Corporate and other securities......................   11,391   53,445   16,480
                                                     -------- -------- --------
Total investment portfolio.......................... $348,607 $297,674 $302,098
                                                     ======== ======== ========

  At December 31, 1999 there are no investment securities of any one issuer in excess of 10% of shareholders' equity other than securities of the U.S. Government and its agencies.

  The maturity distribution and weighted average yield of investment securities at December 31, 1999 are presented in the following table:

Analysis of Investment Portfolio

                                                             State and
                         U.S. Treasury  U.S. Government      Municipal       Corporate and
                          Securities      Agencies/1/        Securities    Other Securities
                         -------------  ----------------- ---------------- --------------------
                         Amount  Yield   Amount   Yield   Amount  Yield/2/  Amount       Yield
                         ------- -----  --------- ------- ------- -------- ---------    -------
                                              (Dollars in thousands)
Maturities:
 Within 1 year.......... $13,088 5.94%  $  58,532  5.95%  $ 4,671   5.62%  $     --        --
 1-5 years..............  44,197 5.29      89,638  5.95    19,045   6.28         --        --
 5-10 years.............     --   --       76,622  7.12    29,145   6.42         500      7.05
 After 10 years.........     --   --          --    --      2,278   6.20      10,891/3/   6.77
                         ------- ----   --------- -----   -------   ----   ---------    ------
                         $57,285 5.44%  $ 224,792  6.35%  $55,139   6.29%  $  11,391      6.78%
                         ======= ====   ========= =====   =======   ====   =========    ======
Average months to
 maturity...............      23               46              71                298

--------
1  Included in U.S. Government agencies are agency mortgage-backed securities
   (MBS) and agency collateralized mortgage obligations (CMOs). Given the amortizing nature of MBS and CMOs, the maturities presented in the table are based on their estimated average lives at December 31, 1999. The estimated average lives may differ from actual principal cash flows. Principal cash flows include prepayments and scheduled principal amortization.

2 Yields on state and municipal securities are calculated on a tax-equivalent basis using a tax rate of 34%.

3 Included in this amount are equity securities and Federal Home Loan Bank of Chicago stock, which have no maturity date and are not included in the average months to maturity.

Loans

 1999

  At year-end 1999, loans outstanding, net of unearned discount, increased $88.0 million or 14% compared to 1998. Indirect auto loans, commercial real estate and home equity loans led the 1999 loan growth.

  Indirect automobile loans increased $50.0 million or 30% to $215.4 million in 1999 primarily due to competitive loan pricing and marketing efforts that added new dealers to the established network of metropolitan Chicago auto dealer relationships. The Company does not buy subprime auto paper.

  Commercial mortgage loans increased $43.6 million primarily due to competitive pricing and successful marketing efforts.

  Home equity loans increased $12.2 million or 17% to $85.3 million in 1999 primarily due to successful mass marketing efforts.

  Residential mortgage loans increased $2.8 million or 2%. This slight increase was the result of a strong mortgage market in the first half of 1999; however, due to rising interest rates, mortgage loan refinance activity slowed in the second half of 1999. In 1999, the Company originated approximately $65 million in new loans, of which $29 million were retained in the portfolio and $36 million were sold to investors.

  There were no loan concentrations exceeding 10% of total loans at December 31, 1999, which are not otherwise disclosed below.

 1998

  At year-end 1998, loans outstanding, net of unearned discount, increased $184.6 million or 41% compared to 1997. Indirect auto loans, commercial and commercial real estate loans led 1998 loan growth. In addition, the residential mortgage and home equity loan portfolios posted increases.

  Indirect automobile loans increased $59.5 million, or 56%, to $165.3 million in 1998. This increase is due to marketing initiatives and competitive loan pricing. The Company does not buy subprime auto paper.

  Commercial loans increased $54 million or 99% to $108.7 million in 1998 and commercial mortgage loans increased $41 million or 56% to $114.4 million. These increases were primarily due to additional marketing efforts and competitive pricing.

  Residential mortgage loans increased $20.7 million or 21% due to increased mortgage originations as a result of a declining interest rate environment and competitive pricing. In 1998, the Company originated approximately $106 million in new loans of which $53 million were retained in the portfolio and the other $53 million were sold to investors.

  There were no loan concentrations exceeding 10% of total loans at December 31, 1998, which were not otherwise disclosed below.

Loans by Type

                                                   December 31,
                                   --------------------------------------------
                                     1999     1998     1997     1996     1995
                                   -------- -------- -------- -------- --------
                                              (Dollars in thousands)
Commercial loans.................. $107,557 $108,685 $ 54,658 $ 40,895 $ 38,171
Real estate loans--
  Construction and land
   acquisition loans..............   22,566   41,640   36,525   35,902   28,770
  Commercial mortgage loans.......  158,008  114,373   73,376   63,394   55,437
  Residential mortgage loans......  120,191  117,438   96,766   93,730   81,226
  Home equity loans...............   85,343   73,149   65,273   55,297   47,357
Indirect automobile loans/1..../..  215,364  165,341  105,807   58,578   39,636
Consumer loans/2.............../..   11,189   11,780   14,932   14,993   14,784
Credit card loans.................       85      213      631   58,114   58,592
                                   -------- -------- -------- -------- --------
                                   $720,303 $632,619 $447,968 $420,903 $363,973
Less:
  Unearned discount...............      334      632      636      739    1,245
  Allowance for loan losses.......    4,828    4,445    4,329    4,109    3,932
                                   -------- -------- -------- -------- --------
  Loans, net...................... $715,141 $627,542 $443,003 $416,055 $358,796
                                   -------- -------- -------- -------- --------

--------
1 Indirect automobile loans represent consumer auto loans made through a network of new car dealers.
2 Included in this amount are student loans, direct automobile loans and check credit loans.

  As evidenced by the previous table, loans secured by real estate comprise the greatest percentage of total loans. Most of the Company's residential real estate loans are secured by first mortgages and the home equity loans are secured primarily by junior liens on one-to-four family residences in the Chicago Metropolitan area. The Company generally limits total advances to a loan to value ratio of eighty-five percent or less. Commercial mortgages are generally secured by properties in the Chicago Metropolitan area.

Average Loans

  Average loans for 1999 were $675.9 million, an increase of $154.9 million or 30% as compared to 1998. As shown in the following table, the increase is spread throughout the portfolio primarily in indirect auto loans and commercial real estate loans. Average loans for 1998 increased to $521.1 million, an increase of $104.3 million or 25% over the 1997 average.

Average Loans and Yield by Type

                                    1999            1998            1997
                               --------------  --------------  --------------
                                Amount  Yield   Amount  Yield   Amount  Yield
                               -------- -----  -------- -----  -------- -----
                                          (Dollars in thousands)
Commercial loans.............. $106,594  7.69% $ 75,406  7.96% $ 46,247  8.50%
Construction and land
 acquisition loans............   32,349  8.68    33,922  9.15    35,560  9.59
Commercial mortgage loans.....  139,079  7.93    91,425  8.67    63,645  9.35
Residential mortgage loans....  119,825  6.99   106,056  7.17    93,236  7.45
Home equity loans.............   77,986  7.47    68,547  7.97    59,882  8.20
Indirect auto loans...........  188,517  6.98   132,015  7.32    76,415  7.48
Consumer loans................   11,436  7.37    13,332  8.39    14,597  8.29
Credit card loans.............      146 13.01       369 13.55    27,176 16.12
                               -------- -----  -------- -----  -------- -----
Total......................... $675,932  7.44% $521,072  7.86% $416,758  8.75%
                               ======== =====  ======== =====  ======== =====

  The following table indicates the maturity distribution of selected loans at December 31, 1999:

Maturity Distribution of Selected Loans

                                               One    One to    Over
                                             year or   five     five
                                             less/1/  years    years    Total
                                             ------- -------- -------- --------
                                                   (Dollars in thousands)
Commercial loans...........................  $53,863 $ 35,386 $ 18,308 $107,557
Real estate--construction and land
 acquisition loans.........................   19,487    3,079      --    22,566
Commercial and residential mortgage loans..   14,459   50,479  213,261  278,199
Home equity loans..........................    4,104   73,110    8,129   85,343
                                             ------- -------- -------- --------
                                             $91,913 $162,054 $239,698 $493,665
                                             ======= ======== ======== ========

--------
1  Includes demand loans.

  The following table indicates, for the loans in the Maturity Distribution table, the amounts due after one year which have fixed and variable interest rates at December 31, 1999:

                                                 Fixed
                                                  Rate   Variable Rate  Total
                                                -------- ------------- --------
                                                    (Dollars in thousands)
Commercial loans..............................  $ 47,394   $  6,300    $ 53,694
Real estate--construction and land acquisition
 loans........................................       791      2,288       3,079
Commercial and residential mortgage loans.....   183,126     80,614     263,740
Home equity loans.............................    25,925     55,314      81,239
                                                --------   --------    --------
                                                $257,236   $144,516    $401,752
                                                ========   ========    ========

  Variable rate loans are those on which the interest rate can be adjusted for changes in the Company's index rate (similar to prime rate), The Wall Street Journal's published prime rate, U.S. Treasury securities, LIBOR or the brokers' call money rate. Fixed rate loans are those on which the interest rate cannot be changed during the term of the loan.

Deposits

  At year-end 1999, total deposits increased $116.3 million or 15%, compared to 1998. This increase was primarily due to a $100.9 million increase in time deposits, which was the result of successful retail deposit promotions. In addition, through successful marketing, the Company increased noninterest-bearing demand deposits, primarily business accounts, by $9.0 million at year-end 1999. At December 31, 1999, there were no brokered deposits.

  Average deposits for 1999 increased $113.0 million or 16% as compared to 1998. The increase in average deposits is primarily due to a $84.3 million increase in time deposits, primarily from public funds and 1999 retail promotions, and a $19.3 million increase in noninterest-bearing demand deposits, primarily business accounts.

  Average deposits for 1998 increased $92.6 million or 15% as compared to 1997. The increase in average deposits is primarily due to a $69.1 million increase in time deposits, primarily from 1998 retail promotions and a $18.9 million increase in noninterest-bearing demand deposits, primarily business accounts.

Average Deposits and Rate by Type

                                      1999           1998             1997
                                  -------------  -------------  -------------
                                   Amount  Rate   Amount  Rate   Amount  Rate
                                  -------- ----  -------- ----  -------- ----
                                           (Dollars in thousands)
Noninterest-bearing demand
 deposits........................ $189,448  -- % $170,146  -- % $151,257  -- %
Savings deposits and NOW
 accounts........................  172,452 2.76   171,067 3.34   172,533 3.57
Money market accounts............   48,112 3.43    40,139 3.24    34,071 3.20
Time deposits....................  431,150 5.43   346,807 5.77   277,727 5.81
                                  -------- ----  -------- ----  -------- ----
Total............................ $841,162 3.55% $728,159 3.71% $635,588 3.68%
                                  ======== ====  ======== ====  ======== ====

  As of December 31, 1999, the scheduled maturities of time deposits are as follows:

Maturity Distribution of Time Deposits
                                                                       (Dollars
                                                                          in
                                                                      thousands)
2000.................................................................  $369,248
2001.................................................................    73,097
2002.................................................................    15,640
2003.................................................................     5,230
2004.................................................................     1,326
2005 and thereafter..................................................     4,967
                                                                       --------
Total................................................................  $469,508
                                                                       ========

Borrowings

  Short-term borrowings, which include Federal funds purchased, securities sold under agreements to repurchase and Treasury, tax and loan demand notes, were $98.0 million at December 31, 1999, up $10.7 million from $87.3 million at the end of 1998. The 1999 increase was primarily due to an increase in Treasury tax and loan notes partially offset by a decrease in Federal funds purchased and an increase in securities sold under agreements to repurchase. In 1998, short-term borrowings increased to $87.3 million from $65.1 million in 1997, primarily due to an increase in Federal funds purchased partially offset by a decline in the Treasury tax and loan notes.

  As a member of the Federal Home Loan Bank, the Bank may obtain advances secured by certain of its residential mortgage loans and other assets. The Company continued to utilize the Federal Home Loan Bank advances due to the comparatively favorable terms available. Borrowings increased to $63.0 million at December 31, 1999 from $57.5 million at December 31, 1998, up 10%. In 1998 total FHLB borrowings increased 35% from $42.5 million at December 31, 1997. Borrowings mature from 2002 to 2008 and bear fixed interest rates ranging from 5.23% to 6.41%. At December 31, 1999 $20 million in FHLB borrowings are callable at the discretion of the FHLB of Chicago. See Item 8 under Note 6 to the consolidated financial statements for additional information.

Capital Resources

  One of the Company's primary objectives is to maintain strong capital to warrant the confidence of our customers, shareholders and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. Banking is inherently a risk-taking activity requiring a sufficient level of capital to effectively and efficiently manage inherent business risks. The Company's capital objectives are to:

  . maintain sufficient capital to support the risk characteristics of the Company and the Company's subsidiary bank; and

  . maintain capital ratios which meet and exceed the "well-capitalized" regulatory capital ratio guidelines for the Company's subsidiary bank, thereby minimizing regulatory intervention and lowering FDIC assessments.

  At December 31, 1999, the Company's shareholders' equity climbed to $80.0 million. The Company's and its subsidiary bank's capital ratios not only exceeded minimum regulatory guidelines, but also the FDIC criteria for "well-capitalized" banks. As a result of loan growth, the risk weighted assets of the Bank have increased resulting in a slight decrease in the Company's capital ratios. The Company continues to analyze various sources of additional capital. See Item 8 under Note 9 to the financial statements for disclosures.

  In 1999, cash dividends declared totaled $2,596,000, a 14% increase from 1998. The Board declared an increased quarterly cash dividend in January 2000. The new quarterly dividend payable in April 2000, will be $.11 per common share. In 1998, cash dividends declared totaled $2,282,000, a 33% increase from 1997. The dividend payout ratio for 1999 was 24.62% as compared to 24.17% in 1998.

  On January 27, 1998, the Company's Board of Directors authorized a stock repurchase program. The program allowed the Company to repurchase up to 200,000 shares, of its Common Stock through mid-1999. This program was extended through December 31, 2000. In 1999, 105,500 shares of Common Stock were repurchased at a cost of $1,982,000. In 1998 approximately 86,000 shares were repurchased under this plan. This plan was completed in February 2000.

  On January 25, 2000, the Board of Directors authorized another stock repurchase program. The program allows the Company to repurchase up to an additional 200,000 shares of its Common Stock through mid-2001. Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The stock, if repurchased, will be held as treasury stock to be used for general corporate purposes.

Year 2000 Compliance

  During 1999, management completed its process of preparing for the Year 2000 date change. This process included a plan to identify potential problems with the Company's mainframe computer, its companywide PC-based network, as well as any other operational issues that may have been hindered by system failures due to the Year 2000 bug. It also included testing and implementation of internal software, links with third party vendors in the normal course of business, as well as the development of a contingency plan to address the potential risks in the event of Year 2000 failures. To date, the Company has successfully managed the Year 2000 transition and there have been no problems with significant vendors or borrowers.

  Although the Company feels that the Year 2000 problem is solved, unexpected problems in the internal processes within the Company, as well as third party non-compliance and disruptions to the economy in general could still occur despite the Company's efforts to date. Management continues to monitor all of its business processes, and plans to address any issues that may arise to ensure that its core banking systems remain operating properly.

  The Company estimates its cost for Year 2000 compliance was approximately $178,000, a majority of which was expended in 1999. It expects any continued costs to address any problems that may arise in 2000 to be immaterial.

Impact of New Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133." The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 30, 2000. The Company does not believe this statement will have a material impact on its financial position or results of operations.

Forward Looking Statements

  This Form 10-K Annual Report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ from these estimates. These factors include, but are not limited to, changes in: general economic condition, interest rates, legislative or regulatory changes, loan demand, depositor preferences and the ability to attract and retain experienced senior management. Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

  See "Interest Rate Sensitivity" in Item 7 of this document.

ITEM 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                             (Dollars in
                                                             thousands)
Assets
Cash and due from banks................................ $   47,080  $   41,759
Federal funds sold.....................................        --          362
Interest-bearing deposits with banks...................        488      11,402
Investment securities:
  Securities held-to-maturity, at amortized cost (fair
   value of $93,202 and $143,980 in 1999 and 1998,
   respectively).......................................     94,425     141,253
  Securities available-for-sale, at fair value.........    254,182     156,421
Loans, net of unearned discount........................    719,969     631,987
Less-allowance for loan losses.........................     (4,828)     (4,445)
                                                        ----------  ----------
  Net loans............................................    715,141     627,542
Premises and equipment, net............................     21,809      21,032
Other assets...........................................     13,231       9,504
                                                        ----------  ----------
Total Assets........................................... $1,146,356  $1,009,275
                                                        ==========  ==========
Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits.................... $  196,243  $  187,209
Interest-bearing deposits:
  Savings deposits and NOW accounts....................    171,135     177,572
  Money market accounts................................     57,186      44,375
  Time deposits
    Under $100,000.....................................    236,108     181,924
    $100,000 and over..................................    233,400     186,722
                                                        ----------  ----------
Total interest-bearing deposits........................    697,829     590,593
                                                        ----------  ----------
Total deposits.........................................    894,072     777,802
Federal funds purchased and securities sold under
 agreements to repurchase..............................     78,008      83,586
Treasury, tax and loan demand notes....................     20,000       3,682
Federal Home Loan Bank borrowings......................     63,000      57,500
Other liabilities......................................     11,277       9,644
                                                        ----------  ----------
Total Liabilities......................................  1,066,357     932,214

Shareholders' Equity:
Preferred stock, series B, no par value, authorized--
 100,000 shares, issued--none..........................         --          --
Class A common stock, $2 par value, authorized--
 10,000,000 shares, issued--4,019,902 shares,
 outstanding--3,666,902 shares in 1998.................         --        8,040
Common Stock, $2 par value, authorized--16,000,000
 shares in 1999 and 6,000,000 shares in 1998, issued--
 7,283,256 shares in 1999 and 3,263,354 shares in 1998,
 outstanding--6,531,314 shares in 1999 and 2,915,938
 shares in 1998........................................      14,567       6,527
Surplus................................................      11,985      11,955
Accumulated other comprehensive income (loss)..........      (1,245)      2,263
Retained earnings......................................      62,356      54,406
Less cost of shares in treasury, 751,942 common shares
 in 1999, and 353,000 Class A common and 347,416 common
 shares in 1998........................................      (7,664)    ( 6,130)
                                                         ----------  ----------
Total Shareholders' Equity.............................      79,999      77,061
                                                         ----------  ----------
Total Liabilities and Shareholders' Equity.............  $1,146,356  $1,009,275
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                        Years Ended December
                                                                 31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------- ------- -------
                                                        (Dollars in thousands
                                                          except per share
                                                              amounts)
Interest income:
 Interest and fees on loans........................... $50,078 $40,811 $36,305
 Interest on securities:
  U.S. Treasury and Government agencies...............  14,208  14,127  14,412
  Obligations of states and political subdivisions....   2,825   2,574   2,517
  Other securities....................................     830   1,314     631
 Interest on Federal funds sold and securities
  purchased under agreements to resell................   1,118   2,106     460
 Interest on deposits with banks......................     401     764     362
                                                       ------- ------- -------
Total interest income.................................  69,460  61,696  54,687
Interest expense:
 Interest on savings deposits and NOW accounts........   4,765   5,711   6,159
 Interest on money market accounts....................   1,648   1,302   1,089
 Interest on time deposits............................  23,428  20,016  16,125
 Interest on Federal funds purchased and securities
  sold under agreements to repurchase.................   3,042   2,491   2,612
 Interest on Treasury, tax and loan demand notes......     370     523     489
 Interest on Federal Home Loan Bank borrowings........   3,870   3,243     781
                                                       ------- ------- -------
Total interest expense................................  37,123  33,286  27,255
                                                       ------- ------- -------
Net interest income...................................  32,337  28,410  27,432
Provision for loan losses.............................     840     630   1,550
                                                       ------- ------- -------
Net interest income after provision for loan losses...  31,497  27,780  25,882
                                                       ------- ------- -------
Other income:
 Service charges on deposit accounts..................   3,600   3,190   2,730
 Investment management and trust fees.................   1,128   1,048   1,025
 Merchant card processing fees........................   1,858   1,329     964
 Fees on mortgages sold...............................     422     416     224
 Income from revenue sharing agreement................     900     900     450
 Other operating income...............................     979   1,029     906
 Investment securities gains (losses), net............      79      79      (9)
 Gain on sale of credit card portfolio................     --      --    9,251
                                                       ------- ------- -------
Total other income....................................   8,966   7,991  15,541
                                                       ------- ------- -------
Other expenses:
 Salaries and employee benefits.......................  15,817  13,680  12,293
 Occupancy expense....................................   1,683   1,566   1,457
 Equipment expense....................................   1,824   1,906   1,566
 Data processing......................................     968     776   1,301
 Postage, stationery and supplies.....................     865     834     768
 Advertising and business development.................   1,231   1,090   1,191
 Merchant interchange expense.........................   1,419     994     697
 Other operating expenses.............................   1,833   1,577   1,435
                                                       ------- ------- -------
Total other expenses..................................  25,640  22,423  20,708
                                                       ------- ------- -------
Income before income taxes............................  14,823  13,348  20,715
Income tax expense....................................   4,277   3,907   6,962
                                                       ------- ------- -------
Net income............................................ $10,546 $ 9,441 $13,753
                                                       ======= ======= =======
Basic earnings per share.............................. $  1.60 $  1.42 $  2.09
                                                       ======= ======= =======
Diluted earnings per share............................ $  1.57 $  1.39 $  2.03
                                                       ======= ======= =======

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                               Class A
                             Common Stock        Common Stock               Accumulated
                          -------------------  ------------------              Other                              Total
                                        Par                 Par             Comprehensive Retained  Treasury  Shareholders'
                            Shares     Value    Shares     Value   Surplus Income (loss)  Earnings   Stock       Equity
                          ----------  -------  ---------  -------  ------- -------------- --------  --------  -------------
                                                  (Dollars in thousands except share amounts)
Balance at December 31,
 1996...................   3,708,964  $ 7,418  3,382,276  $ 6,765  $10,472    $   273     $35,395   $  (770)     $59,553
                          ----------  -------  ---------  -------  -------    -------     -------   -------      -------
Comprehensive income,
 net of tax
 Net income.............                                                                   13,753                 13,753
 Unrealized holding gain
  during the period of
  $1,365, net of
  reclassification
  adjustment for
  realized loss included
  in net income of $6...                                                        1,371                              1,371
                                                                                                                 -------
Total comprehensive
 income.................                                                                                          15,124
Conversion of common
 stock into Class A
 common stock...........     269,548      540   (269,548)    (540)
Dividends declared......                                                                   (1,711)                (1,711)
Exercise of stock
 options (including tax
 benefit)...............      (5,698)     (12)   185,064      371    1,330                   (179)                 1,510
Purchase of treasury
 stock (2,992 shares of
 common and 236,000
 shares of Class A
 common)................                                                                             (2,815)      (2,815)
                          ----------  -------  ---------  -------  -------    -------     -------   -------      -------
Balance at December 31,
 1997...................   3,972,814  $ 7,946  3,297,792  $ 6,596  $11,802    $ 1,644     $47,258   $(3,585)     $71,661
                          ----------  -------  ---------  -------  -------    -------     -------   -------      -------
Comprehensive income,
 net of tax
 Net income.............                                                                    9,441                  9,441
 Unrealized holding gain
  during the period of
  $681, net of
  reclassification
  adjustment for
  realized gain included
  in net income of $52..                                                          619                                619
                                                                                                                 -------
Total comprehensive
 income.................                                                                                          10,060
Conversion of common
 stock into Class A
 common stock...........      47,088       94    (47,088)     (94)
Dividends declared......                                                                   (2,282)                (2,282)
Exercise of stock
 options (including tax
 benefit)...............                          12,650       25      153                    (11)        1          168
Purchase of treasury
 stock (117,000 shares
 of Class A common).....                                                                             (2,546)      (2,546)
                          ----------  -------  ---------  -------  -------    -------     -------   -------      -------
Balance at December 31,
 1998...................   4,019,902  $ 8,040  3,263,354  $ 6,527  $11,955    $ 2,263     $54,406   $(6,130)     $77,061
                          ----------  -------  ---------  -------  -------    -------     -------   -------      -------
Comprehensive income,
 net of tax
 Net income.............                                                                   10,546                 10,546
 Unrealized holding loss
  during the period of
  $3,560, net of
  reclassification
  adjustment for
  realized gain included
  in net income of $52..                                                       (3,508)                            (3,508)
                                                                                                                 -------
Total comprehensive
 income.................                                                                                           7,038
Reclassification of
 common stock into Class
 A common stock and
 renamed Common Stock...  (4,019,902)  (8,040) 4,019,902    8,040
Dividends declared......                                                                   (2,596)                (2,596)
Exercise of stock
 options (including tax
 benefit)...............                                                30                              448          478
Purchase of treasury
 stock (105,500 common
 shares)................                                                                             (1,982)      (1,982)
                          ----------  -------  ---------  -------  -------    -------     -------   -------      -------
Balance at December 31,
 1999...................         --   $   --   7,283,256  $14,567  $11,985    $(1,245)    $62,356   $(7,664)     $79,999
                          ==========  =======  =========  =======  =======    =======     =======   =======      =======

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 ---------  ---------  --------
                                                    (Dollars in thousands)
Cash flows from operating activities:
 Net income....................................  $  10,546  $   9,441  $ 13,753
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Gain on credit card portfolio sale............        --         --     (9,251)
 Depreciation and amortization.................      2,024      2,056     1,762
 Discount accretion............................       (875)    (1,398)     (839)
 Premium amortization..........................      1,274      1,255     1,500
 Provision for loan losses.....................        840        630     1,550
 Deferred taxes................................       (244)    (1,039)      233
 Investment securities (gains) losses..........        (79)       (79)        9
 Revenue sharing agreement.....................        917        919       543
 Origination of real estate loans for sale.....    (36,197)   (55,469)  (28,230)
 Proceeds from sale of real estate loans
  originated for sale..........................     39,333     52,508    28,534
 Increase in other assets......................     (5,033)    (2,240)   (1,803)
 Increase in other liabilities.................      3,684      1,260     2,553
 Amortization of intangible assets.............        --          42        43
                                                 ---------  ---------  --------
Net cash provided by operating activities......     16,190      7,886    10,357
Cash flows from investing activities:
 Interest-bearing deposits with banks:
 Purchases.....................................        --         --    (10,177)
 Proceeds from maturities                           11,480        --        --
 Securities held-to-maturity:
 Purchases.....................................    (22,737)   (66,156)  (80,742)
 Proceeds from maturities, calls and paydowns..     65,788     68,121    32,382
 Securities available-for-sale:
 Purchases.....................................   (303,996)  (151,125)  (85,931)
 Proceeds from maturities, calls and paydowns..     76,939     48,327    47,549
 Proceeds from sales...........................    127,438    106,417    52,005
 Proceeds from credit card portfolio sale......        --         --     64,000
 Increase in loans.............................    (91,575)  (182,208)  (83,552)
 Purchases of premises and equipment...........     (2,801)    (4,315)   (3,065)
                                                 ---------  ---------  --------
Net cash used in investing activities..........   (139,464)  (180,939)  (67,531)
Cash flows from financing activities:
 Increase in noninterest bearing demand
  deposits.....................................      9,034     33,403     6,309
 Increase (decrease) in interest-bearing
  deposit accounts.............................    107,236    116,636   (26,849)
 Increase (decrease) in Federal funds purchased
  and securities sold under agreements to
  repurchase...................................     (5,578)    30,978     9,403
 Increase (decrease) in Treasury, tax and loan
  demand notes.................................     16,318     (8,826)      526
 Proceeds from Federal Home Loan Bank
  borrowings...................................     10,500     42,500    42,500
 Repayment of Federal Home Loan Bank
  borrowings...................................     (5,000)   (27,500)      --
 Purchase of treasury stock....................     (1,982)    (2,546)   (2,815)
 Exercise of stock options.....................        478        168     1,510
 Cash dividends................................     (2,596)    (2,282)   (1,711)
                                                 ---------  ---------  --------
Net cash provided by financing activities......    128,410    182,531    28,873
                                                 ---------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents...................................      5,136      9,478   (28,301)
Cash and cash equivalents at beginning of
 year..........................................     42,432     32,954    61,255
                                                 ---------  ---------  --------
Cash and cash equivalents at end of year.......  $  47,568  $  42,432  $ 32,954
                                                 =========  =========  ========
Supplemental disclosures:
 Interest paid.................................  $  41,200  $  32,697  $ 27,195
 Income taxes paid.............................      4,672      3,204     5,795

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

  The consolidated financial statements include the accounts of First Oak Brook Bancshares, Inc. (the Company) and its wholly-owned subsidiary, Oak Brook Bank. All intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry.

  The Company, through its subsidiary bank, operates in a single segment engaging in general retail and commercial banking business, primarily in the Chicago Metropolitan area. The services offered include demand, savings and time deposits, corporate cash management services, commercial lending products such as commercial loans, mortgages and letters of credit, and personal lending products such as residential mortgages, home equity lines and auto loans. The subsidiary bank has a full service investment management and trust department.

  Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Investment Securities: Securities are classified as held-to-maturity, available-for-sale or trading at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. All other securities are classified as available-for-sale and stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The Company does not carry any securities for trading purposes.

  The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums to the earlier of maturity or call date, and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. The cost of securities sold is based on the specific identification method.

  Loan Fees and Related Costs: Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield over the contractual life of the loan using the level-yield method.

  Allowance for Loan Losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, peer loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, and other relevant factors. Loans which are determined to be uncollectible are charged off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance.

  The Company's charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records charge-offs on the basis of management's ongoing evaluation of collectibility. In addition, any loans which are classified as "loss" in regulatory examinations are charged off.

  The Company records specific valuation allowances on commercial, commercial mortgage and construction loans when a loan is considered to be impaired. A loan is impaired when, based on an evaluation of current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest) pursuant to the original contractual terms. The Company measures impairment based upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans, such as residential mortgage, home equity, indirect auto and consumer loans, are collectively evaluated for impairment. Interest income on impaired loans is recognized using either the cash basis method or a cost recovery method depending upon the circumstances.

  Commercial, real estate, commercial mortgage and construction loans are placed on nonaccrual status when the collectibility of the contractual principal or interest is deemed doubtful by management or when the loan becomes 90 days or more past due and is not well secured or in the process of collection.

  Premises and Equipment: Premises, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is charged to expense by the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over a period not exceeding the term of the lease, including renewal option periods.

  Income Taxes: The Company and its subsidiary file consolidated income tax returns. The subsidiary provides for income taxes on a separate return basis and remits to the Company amounts determined to be currently payable. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Earnings Per Share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options.

  Stock Options: The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Comprehensive Income: Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the Consolidated Statements of Changes in Shareholders' Equity.

  Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, Federal funds sold, and interest bearing deposits with banks with original maturities of 90 days or less.

  Reclassifications: Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to their 1999 presentation and restated to give effect to the 100% stock dividend declared on July 21, 1998.

Note 2. Cash and Due From Banks

  Cash and due from banks include reserve balances that the Company's subsidiary bank is required to maintain with the Federal Reserve Bank of Chicago. These required reserves are based principally on deposits outstanding. The average reserves required at December 31, 1999 and 1998 were $4,277,000 and $3,118,000, respectively.

Note 3. Investment Securities

  The aggregate amortized cost and fair value of securities, and gross unrealized gains and losses at December 31 follow:

                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
                                                (Dollars in thousands)
1999
 Securities available-for-sale:
  U.S. Treasury....................... $ 45,545    $   21    $  (634)  $ 44,932
  U.S. Government agencies............  167,582       406     (1,625)   166,363
  Agency mortgage-backed securities...    9,594        11       (119)     9,486
  Agency collateralized mortgage
   obligations........................    1,617         3         (8)     1,612
  Obligations of states and political
   subdivisions.......................   20,748       321       (171)    20,898
  Corporate and other securities......   10,986       179       (274)    10,891
                                       --------    ------    -------   --------
  Total securities available-for-
   sale............................... $256,072    $  941    $(2,831)  $254,182
                                       ========    ======    =======   ========

 Securities held-to-maturity:
  U.S. Treasury....................... $ 12,353    $    2    $  (222)  $ 12,133
  U.S. Government agencies............   39,962        11       (542)    39,431
  Agency mortgage-backed securities...    6,445        10       (107)     6,348
  Agency collateralized mortgage
   obligations........................      924       --         --         924
  Obligations of states and political
   subdivisions.......................   34,241       243       (630)    33,854
  Corporate and other securities......      500        12        --         512
                                       --------    ------    -------   --------
  Total securities held-to-maturity... $ 94,425    $  278    $(1,501)  $ 93,202
                                       ========    ======    =======   ========

1998
 Securities available-for-sale:
  U.S. Treasury....................... $ 34,329    $  466    $   --    $ 34,795
  U.S. Government agencies............   60,986     1,892        --      62,878
  Agency mortgage-backed securities...   12,871        85        (83)    12,873
  Agency collateralized mortgage
   obligations........................    9,481        66         (3)     9,544
  Obligations of states and political
   subdivisions.......................   19,728       983         (1)    20,710
  Corporate and other securities......   15,570        51        --      15,621
                                       --------    ------    -------   --------
  Total securities available-for-
   sale............................... $152,965    $3,543    $   (87)  $156,421
                                       ========    ======    =======   ========
 Securities held-to-maturity:
  U.S. Treasury....................... $ 15,608    $  175    $   --    $ 15,783
  U.S. Government agencies............   39,919     1,160        --      41,079
  Agency mortgage-backed securities...    6,810       115         (1)     6,924
  Agency collateralized mortgage
   obligations........................    5,766        28         (6)     5,788
  Obligations of states and political
   subdivisions.......................   35,326     1,149        (80)    36,395
  Corporate and other securities......   37,824       187        --      38,011
                                       --------    ------    -------   --------
  Total securities held-to-maturity... $141,253    $2,814    $   (87)  $143,980
                                       ========    ======    =======   ========

  The amortized cost and fair value of investment securities at December 31, 1999, by contractual maturity, are shown below. Agency mortgage-backed securities and collateralized mortgage obligations are presented in the table based on their estimated average lives, which will differ from contractual maturities due to principal prepayments. Other securities include preferred stock, equity securities and Federal Home Loan Bank of Chicago stock, which have no stated maturity date.

                                                             Amortized   Fair
                                                               Cost     Value
                                                             --------- --------
                                                                (Dollars in
                                                                 thousands)
   Securities available-for-sale:
     Due in one year or less................................ $ 49,253  $ 49,084
     Due after one year through five years..................  121,052   119,498
     Due after five years through ten years.................   74,246    74,162
     Over ten years.........................................    4,484     4,294
     Other securities.......................................    7,037     7,144
                                                             --------  --------
                                                             $256,072  $254,182
                                                             ========  ========
   Securities held-to-maturity:
     Due in one year or less................................ $ 27,207  $ 27,128
     Due after one year through five years..................   33,382    33,156
     Due after five years through ten years.................   32,105    31,305
     Over ten years.........................................    1,731     1,613
                                                             --------  --------
                                                             $ 94,425  $ 93,202
                                                             ========  ========

  At December 31, 1999, investment securities with a book value of $322,903,000 were pledged as collateral to secure certain deposits and for other purposes as required by law.

  Proceeds from sales of available-for-sale investments in debt and equity securities during 1999, 1998 and 1997 were $127,438,000, $106,417,000 and
$52,005,000, respectively. Gross gains of $101,000 and gross losses of $22,000 were realized on those sales in 1999. Gross gains of $81,000 and gross losses of $2,000 were realized on those sales in 1998. Gross gains of $194,000 and gross losses of $203,000 were realized on those sales in 1997.

Note 4. Loans

Loans outstanding at December 31 follow:

                                                               1999      1998
                                                             --------  --------
                                                                (Dollars in
                                                                thousands)
   Commercial............................................... $107,557  $108,685
   Real estate loans--
     Construction and land acquisition......................   22,566    41,640
     Commercial mortgage....................................  158,008   114,373
     Residential mortgage...................................  120,191   117,438
     Home equity loans......................................   85,343    73,149
   Indirect automobile loans................................  215,364   165,341
   Consumer loans...........................................   11,274    11,993
                                                             --------  --------
     Total loans............................................  720,303   632,619
     Less unearned discount.................................     (334)     (632)
                                                             --------  --------
     Loans, net of unearned discount........................ $719,969  $631,987
                                                             ========  ========

  The Company originates real estate, commercial and consumer loans primarily within the Chicago Metropolitan area. Generally, real estate and consumer loans are secured by various items of property such as first and second mortgages, automobiles and cash collateral. Substantially all of the commercial portfolio is secured by business assets.

  The Company's indirect auto portfolio is generated from a network of metropolitan Chicago auto dealer relationships. The Company utilizes credit underwriting standards that management believes result in a high quality new and used auto loan portfolio. Management continually monitors the dealer relationships to ensure the Company is not dependent on any one dealer as a source of such loans. The Company does not originate any sub-prime loans.

  Loans secured by residential real estate are expected to be paid by the borrowers' cash flows or proceeds from the sale or refinancing of the underlying real estate. Such loans are primarily secured by real estate within the Chicago Metropolitan area. Performance of these loans may be affected by conditions influencing the local economy and real estate market. However, the Company's loan policy generally requires that the loan to value ratio should not exceed eighty percent of the appraised value of the real estate and eighty five percent of the appraised value for home equity loans.

  In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, that are not reflected in the financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments and lines of credit is limited to their contractual amount. Many commitments to extend credit expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. These commitments (including letters of credit) and credit lines are subject to the same credit policies followed for loans recorded in the financial statements.

  A summary of these commitments to extend credit at December 31 follows:

                                                                1999     1998
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   Commercial................................................ $ 59,984 $ 64,364
   Commercial mortgage.......................................   24,389   39,973
   Home equity...............................................  110,699   94,500
   Check credit..............................................      834      872
                                                              -------- --------
   Total commitments to extend credit........................ $195,906 $199,709
                                                              ======== ========

  An analysis of the allowance for loan losses follows:

                                                          1999    1998    1997
                                                         ------  ------  ------
                                                             (Dollars in
                                                              thousands)
   Balance at beginning of year......................... $4,445  $4,329  $4,109
   Provision for loan losses............................    840     630   1,550
   Recoveries...........................................     71     215     175
   Charge-offs..........................................   (528)   (729) (1,505)
                                                         ------  ------  ------
   Balance at end of year............................... $4,828  $4,445  $4,329
                                                         ======  ======  ======

  The Company had $90,000 of nonaccrual loans at December 31, 1999. Included in the nonaccrual loan total at December 31, 1999 is a $40,000 impaired loan which does not have a specific valuation allowance. The Company had no nonaccrual loans or impaired loans, as defined, at December 31, 1998. The average balance of impaired loans was $134,000 and $835,000 for 1999 and 1997, respectively. There were no impaired loans during 1998. The Company did not recognize any interest income associated with impaired loans during 1999, 1998 or 1997. If interest had been accrued at its original rate, such income would have approximated $15,000 in 1999 and $52,000 in 1997.

Note 5. Premises and Equipment

  A summary of premises and equipment at December 31 follows:

                                                             1999      1998
                                                           --------  --------
                                                              (Dollars in
                                                              thousands)
   Land................................................... $  4,283  $  3,552
   Buildings and improvements.............................   18,949    17,420
   Construction in progress...............................      --        724
   Leasehold improvements.................................      999       997
   Data processing equipment, office equipment and
    furniture.............................................   14,176    13,073
                                                           --------  --------
                                                             38,407    35,766
   Less accumulated depreciation and amortization.........  (16,598)  (14,734)
                                                           --------  --------
   Premises and equipment, net............................ $ 21,809  $ 21,032
                                                           ========  ========

  The Company has entered into a number of noncancellable operating lease agreements for certain of its subsidiary bank's office premises. The minimum annual net rental commitments under these leases, which do not extend beyond 2003, are as follows:

                                                                       (Dollars
                                                                          in
                                                                      thousands)
   2000..............................................................    $190
   2001..............................................................     135
   2002..............................................................      73
   2003..............................................................       8
                                                                         ----
                                                                         $406
                                                                         ====

  Total rental expense for 1999, 1998, and 1997 was approximately $197,000, $194,000, and $194,000 respectively, which included payment of certain occupancy expenses as defined in the lease agreements.

  The Company's aggregate future minimum net rentals to be received under noncancellable leases from third party tenants which expire in 2002 are as follows:

                                                                       (Dollars
                                                                          in
                                                                      thousands)
   2000..............................................................    $371
   2001..............................................................     340
   2002..............................................................       1
                                                                         ----
                                                                         $712
                                                                         ====

  The Company also receives reimbursement from its tenants for certain occupancy expenses including taxes, insurance and operational expenses, as defined in the lease agreements.

Note 6. Borrowings

  The Company's borrowings at December 31, 1999 and 1998 consisted of Federal funds purchased, securities sold under repurchase agreements (repos), Treasury, tax and loan notes and Federal Home Loan Bank borrowings. The Federal funds purchased generally represent one day borrowings obtained from correspondent banks. The repos represent borrowings which have maturities within one year and are secured by U.S. Treasury and agency securities.

  Federal funds purchased, repos and Treasury, tax and loan demand notes:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                      (Dollars in thousands)
At December 31....................................... $98,008  $87,268  $65,116
Average during the year..............................  71,828   59,110   59,881
Maximum month-end balance............................  98,150   87,268   76,158
Average rate at year-end.............................    4.93%    5.09%    5.79%
Average rate during the year.........................    4.75%    5.10%    5.18%

  Federal Home Loan Bank fixed rate borrowings at December 31:

                                                         1999          1998
                                                     ------------  ------------
Maturity                                             Amount  Rate  Amount  Rate
--------                                             ------- ----  ------- ----
                                                      (Dollars in thousands)
February 22, 2000................................... $   --   -- % $ 5,000 5.48%
June 18, 2002.......................................   5,000 5.71    5,000 5.71
September 25, 2002..................................   5,000 6.41    5,000 6.41
February 5, 2003....................................   1,000 5.59      --   --
February 19, 2003...................................  10,000 5.84   10,000 5.84
November 20, 2003...................................   1,500 5.43    1,500 5.43
January 7, 2004.....................................   6,000 5.49      --   --
February 7, 2005....................................   1,500 5.74      --   --
February 19, 2005...................................  10,000 5.97   10,000 5.97
February 5, 2007....................................   2,000 5.83      --   --
January 12, 2008....................................  15,000 5.23   15,000 5.23
February 19, 2008...................................   6,000 6.04    6,000 6.04
                                                     ------- ----  ------- ----
Total/Average rate.................................. $63,000 5.72% $57,500 5.72%
                                                     =======       =======

  The borrowings due on February 22, 2000 were called on November 22, 1999. The borrowings due on June 18, 2002 and January 12, 2008 are callable in whole or in part on March 18, 2000 and January 12, 2003, respectively.

  The Company has adopted a collateral pledge agreement whereby the Company has agreed to keep on hand, at all times, free of all other pledges, liens, and encumbrances, first mortgage residential loans with unpaid principal balances aggregating no less than 167% of the outstanding borrowings from the Federal Home Loan Bank of Chicago (FHLB). The Company specifically assigned certain loans to the FHLB which increases the Company's borrowing capacity. All stock in the FHLB, totaling $5,719,000 and $4,836,000 at December 31, 1999 and 1998, respectively, is pledged as additional collateral for these borrowings.

  At December 31, 1999, the Company has a revolving credit arrangement with a third party unaffiliated bank for $15 million which matures on April 1, 2000. The line was unused during 1999 and 1998.

Note 7. Income Taxes

  The components of income tax expense for the years ended December 31 follow:

                                                          1999    1998    1997
                                                         ------  ------  ------
                                                             (Dollars in
                                                              thousands)
   Current.............................................. $4,521  $4,946  $6,729
   Deferred provision (benefit).........................   (244) (1,039)    233
                                                         ------  ------  ------
   Total income tax expense............................. $4,277  $3,907  $6,962
                                                         ======  ======  ======

  The net deferred tax assets (liabilities) at December 31 consisted of the following:

                                                                   1999   1998
                                                                  ------ ------
                                                                   (Dollars in
                                                                   thousands)
   Gross deferred tax liabilities:
     Unrealized gains on securities available-for-sale........... $  --  $1,193
     Accretion of discount on securities.........................    174    206
     Depreciation................................................    740    713
     Book over tax basis of land.................................    205    205
     Deferred loan costs.........................................    456    371
     Other, net..................................................    141    252
                                                                  ------ ------
       Total deferred tax liabilities............................  1,716  2,940
   Gross deferred tax assets:
     Unrealized loss on securities available-for-sale............    641    --
     Book over tax loan loss reserve.............................  1,915  1,763
     Revenue sharing agreement...................................    682    920
     Retirement plan.............................................    314    246
     Deferred expenses...........................................    496    265
                                                                  ------ ------
       Total deferred tax assets.................................  4,048  3,194
                                                                  ------ ------
       Net deferred tax assets................................... $2,332 $  254
                                                                  ====== ======

  No valuation allowance related to deferred tax assets has been recorded at December 31, 1999 and 1998 as management believes it is more likely than not that the deferred tax assets will be fully realized.

  The effective tax rates for 1999, 1998 and 1997 were 28.9%, 29.3% and 33.6%, respectively. Income tax expense was less than the amount computed by applying the Federal statutory rate of 35% due to the following:

                                                         1999    1998    1997
                                                        ------  ------  ------
                                                            (Dollars in
                                                             thousands)
   Tax expense at statutory rate....................... $5,188  $4,672  $7,250
   Increase (decrease) in taxes resulting from:
     Income from obligations of states and political
      subdivisions and certain loans not subject to
      Federal income taxes.............................   (956)   (872)   (870)
     State income taxes................................    166     147     430
     Other, net........................................   (121)    (40)    152
                                                        ------  ------  ------
   Total income tax expense............................ $4,277  $3,907  $6,962
                                                        ======  ======  ======

Note 8. Shareholders' Equity

  On May 4, 1999, the Shareholders of the Company approved the reclassification of the Common stock into Class A common stock on a one-for-one basis, having one vote per share. As a result of the reclassification, the Class A common stock is now the only class of outstanding common stock of the Company and has been renamed "Common Stock". The presentation of shareholders' equity on the consolidated balance sheet at December 31, 1999 reflects the reclassification of the Common Stock. The amounts as of December 31, 1998 have not been reclassified.

  On May 4, 1999, the Company's Board of Directors adopted a shareholder rights plan by providing for a dividend distribution of one preferred share purchase right for each share of the Company's Common Stock held of record on May 21, 1999.

  At December 31, 1999, the Company has reserved for issuance 603,550 shares of Common Stock for the Stock Option Plan.

  Payment of dividends by the Company's subsidiary bank is subject to both Federal and state banking laws and regulations that limit the amount of dividends that can be paid by the bank without prior regulatory approval. At December 31, 1999, $25,884,000 of undistributed earnings was available for the payment of dividends by the subsidiary bank without prior regulatory approval.

  On July 21, 1998, the Board declared a 100% stock dividend on Common and Class A common stock which was distributed on September 3, 1998 to shareholders of record on August 20, 1998. All share and per share amounts for each period presented have been restated to reflect the stock split effected in the form of a dividend.

Note 9. Regulatory Capital

  The Company and its bank subsidiary are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Regulations require the Company and its bank subsidiary to maintain minimum amounts of total and Tier 1 capital, minimum ratios of total and Tier 1 capital to risk-weighted assets, and a minimum ratio of Tier 1 capital to average assets to ensure capital adequacy. Management believes, as of December 31, 1999 and 1998, that the Company and its bank subsidiary meet all capital adequacy requirements to which they are subject.

  The Company and its bank subsidiary's actual capital amounts and ratios are presented in the following table. As of December 31, 1999 and 1998, the most recent regulatory notification categorized the bank subsidiary as well capitalized. At December 31, 1999, there are no conditions or events since that notification that management believes have changed the institution's category.

                                                     Capital Required To Be
                                                   ---------------------------
                                                    Adequately       Well
                                       Actual       Capitalized   Capitalized
                                    -------------  ------------- -------------
                                    Amount  Ratio  Amount  Ratio Amount  Ratio
                                    ------- -----  ------- ----- ------- -----
                                             (Dollars in thousands)
As of December 31, 1999:
Total Capital (to Risk Weighted
 Assets)
  Consolidated..................... $86,081 10.65% $64,685    8% $80,856   10%
  Oak Brook Bank...................  86,432 10.72   64,531    8   80,664   10
Tier 1 Capital (to Risk Weighted
 Assets)
  Consolidated..................... $81,244 10.05% $32,342    4% $48,514    6%
  Oak Brook Bank...................  81,604 10.12   32,266    4   48,399    6
Tier 1 Capital (to Average Assets)
  Consolidated..................... $81,244  7.12% $46,122    4% $57,652    5%
  Oak Brook Bank...................  81,604  7.16   46,044    4   57,555    5

As of December 31, 1998:
Total Capital (to Risk Weighted
 Assets)
  Consolidated..................... $79,242 10.80% $58,678    8% $73,349   10%
  Oak Brook Bank...................  74,724 10.20   58,600    8   73,249   10
Tier 1 Capital (to Risk Weighted
 Assets)
  Consolidated..................... $74,798 10.20% $29,339    4% $44,009    6%
  Oak Brook Bank...................  70,279  9.59   29,300    4   43,950    6
Tier 1 Capital (to Average Assets)
  Consolidated..................... $74,798  7.61% $39,290    4% $49,113    5%
  Oak Brook Bank...................  70,279  7.16   39,247    4   49,059    5

Note 10. Earnings Per Share

  The following table sets forth the computation for basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997:

                                               1999        1998       1997
                                            ----------- ---------- -----------
   Net income.............................. $10,546,000 $9,441,000 $13,753,000
                                            =========== ========== ===========
   Denominator for basic earnings per
    share-weighted average shares
    outstanding............................   6,604,887  6,649,075   6,583,356
   Effect of diluted securities:
     Stock options issued to employees and
      directors............................     128,360    162,266     194,871
                                            ----------- ---------- -----------
   Denominator for diluted earnings per
    share outstanding......................   6,733,247  6,811,341   6,778,227
                                            =========== ========== ===========
   Earnings per share:
     Basic.................................       $1.60      $1.42       $2.09
     Diluted...............................       $1.57      $1.39       $2.03
                                            =========== ========== ===========

  At December 31, 1999 and 1998 there were on average 51,884 and 5,392 options outstanding, respectively, that were not included in diluted earnings per share because their effect would be antidilutive. There were no such options at December 31, 1997.

Note 11. Contingencies

  The Company and its subsidiary bank are not subject to any material pending or threatened legal actions as of December 31, 1999.

  The Company is a party to a revenue sharing agreement in connection with the sale of the Company's credit card portfolio in 1997. Under this agreement, the Company will share the revenue from the sold portfolio for each of the five twelve month periods beginning July, 1997, subject to a maximum annual payment of $900,000. Income recognized in accordance with the revenue sharing agreement amounted to $900,000 in 1999 and 1998 and $450,000 in 1997.

Note 12. Stock-Based Compensation

  The Company has a nonqualified stock option plan for officers and directors. Options may be granted at a price not less than the market value on the date of grant, and are subject to a 3-year vesting for outside directors or a 3 or 5-year vesting schedule for all others and are exercisable, in part, beginning at least one year following the date of grant and no later than ten years from date of grant.

  Pro forma information regarding net income and earnings per share is required by Statement No. 123 "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.57%, 5.0% and 5.5%; dividend yields of 2.8%, 2.3% and 3.3%, volatility factor of the expected market price of the Company's Common Stock of 27.8%, 30% and 18%; and a weighted-average expected life of the option of 5 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               1999        1998       1997
                                            ----------- ---------- -----------
   Net income as reported.................. $10,546,000 $9,441,000 $13,753,000
   Pro forma net income.................... $10,326,000 $9,324,000 $13,692,000
   Earnings per share as reported:
     Basic................................. $      1.60 $     1.42 $      2.09
     Diluted............................... $      1.57 $     1.39 $      2.03
   Pro forma earnings per share:
     Basic................................. $      1.56 $     1.40 $      2.08
     Diluted............................... $      1.53 $     1.37 $      2.02
   Weighted-average fair value of options
    granted during the year................ $      4.98 $     5.82 $      2.37

  A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                1999               1998                1997
                          ------------------ ------------------ -------------------
                                   Weighted-          Weighted-           Weighted-
                                    Average            Average             Average
                                   Exercise           Exercise            Exercise
                          Options    Price   Options    Price   Options     Price
                          -------  --------- -------  --------- --------  ---------
Outstanding at the
 beginning of the year..  448,624   $ 9.99   416,774   $ 8.48    619,238   $ 7.02
Granted.................  124,500    18.27    54,500    21.42      3,000    13.88
Exercised...............  (57,798)    4.93   (13,750)    8.00   (185,064)    3.55
Forfeited...............  (15,000)   17.63    (8,900)   12.29    (20,400)    9.90
                          -------            -------            --------
Outstanding at the end
 of the year............  500,326   $12.40   448,624   $ 9.99    416,774   $ 8.48
                          =======            =======            ========
Exercisable at the end
 of the year............  288,829   $ 9.13   279,424   $ 7.59    226,694   $ 6.96
                          =======            =======            ========

  Exercise prices for options outstanding as of December 31, 1999 ranged from $2.62 to $24.00 per share. The weighted-average remaining contractual life of those options is 6.5 years.

Note 13. Employee Benefit Plans

  The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed 10%, which will be matched by the Company based on a formula tied to Company profitability. The maximum Company liability is 4% of aggregate eligible salaries. All participant and employer contributions are 100% vested. For 1999, 1998 and 1997, the Company's expense for this plan was $335,000, $287,000 and $278,000, respectively.

  The Company also has a profit sharing plan, under which the Company, at its discretion, could contribute up to the maximum amount deductible for the year. For 1999, 1998 and 1997, the Company's expense for this plan was $193,000, $172,000 and $162,000, respectively.

  The Company has an executive deferred compensation plan. The purpose of this non-qualified plan is to allow certain executive officers the opportunity to maximize their elective contributions to the 401(k) savings plan and provide contributions notwithstanding certain restrictions or limitations in the Internal Revenue Code. For 1999, 1998 and 1997 the Company's expense for this plan was $109,000, $89,000 and $146,000, respectively.

  The Company also entered into supplemental pension agreements with certain executive officers. Under these agreements, the Company is obligated to provide at a prescribed retirement date, a supplemental pension based upon a percentage of executive officer's final base salary. For 1999, 1998, and 1997, the Company's expense for this plan was $172,000, $162,000 and $154,000, respectively.

Note 14. Related Party Transactions

  The Company's bank subsidiary has made, and expects in the future to continue to make, loans to the directors, executive officers and associates of the Bank and the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility. The aggregate amount of these loans was $8,953,000 and $7,727,000 at December 31, 1999 and 1998, respectively.
During 1999, new related party loans totaled $5,950,000 and repayments totaled $4,724,000.

  Certain principal shareholders of the Company are also principal shareholders of Amalgamated Investments Company, parent of Amalgamated Bank of Chicago. The Company's subsidiary bank periodically enters into loan participations with Amalgamated Bank of Chicago. At December 31, 1999 and 1998, there were no related party loan participations.

Note 15. Fair Value of Financial Instruments

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value of certain financial instruments. Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amounts reported on the balance sheet for cash and short-term instruments approximate fair value.

    Interest-bearing deposits with banks: The fair value of interest-bearing deposits with banks is estimated using a discounted cash flow calculation that utilizes interest rates currently being offered for similar maturities.

    Investment securities: Fair values for investment securities are based on quoted market prices.

    Loans: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value for all other loans is estimated using discounted cash flow analyses, which use interest rates currently being offered for similar loans of similar credit quality. The fair value does not include potential premiums available in a portfolio sale.

    Accrued interest receivable: The carrying amounts of accrued interest receivable approximate fair value.

    Deposit liabilities: The fair values for certain deposits (e.g., interest and noninterest-bearing demand deposits, savings deposits and NOW accounts) are, by definition, equal to the amount payable on demand. The fair value estimates do not include the intangible value of the existing customer base. The carrying amounts for variable rate money market accounts approximate their fair values. Fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities.

    Short-term debt: The carrying amounts of Federal funds purchased, overnight repurchase agreements and Treasury, tax and loan demand notes approximate their fair values. The fair values of term repurchase agreements are estimated using a discounted cash flow calculation that utilizes interest rates currently being offered for similar maturities.

    Federal Home Loan Bank borrowings: The fair value of the Federal Home Loan Bank borrowings is estimated using a discounted cash flow calculation that utilizes interest rates currently being offered for similar maturities.

    Accrued interest payable: The carrying amounts of accrued interest payable approximate fair value.

    Off-balance sheet instruments: Fair values for the Company's off-balance sheet instruments (letters of credit and lending commitments) are generally based on fees currently charged to enter into similar agreements.

    Limitations: The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

  The estimated fair values of the Company's significant financial instruments as of December 31, 1999 and 1998, are as follows:

                                                  1999              1998
                                            ----------------- -----------------
                                            Carrying   Fair   Carrying   Fair
                                             Amount   Value    Amount   Value
                                            -------- -------- -------- --------
                                                  (Dollars in thousands)
Financial Assets
  Cash and due from banks and Federal funds
   sold.................................... $ 47,080 $ 47,080 $ 42,121 $ 42,121
  Interest-bearing deposits with banks.....      488      488   11,402   11,509
  Investment securities....................  348,607  347,384  297,674  300,401
  Loans....................................  719,969  709,504  631,987  633,822
  Accrued interest receivable..............    8,576    8,576    6,636    6,636
Financial Liabilities
  Time deposits............................  469,508  469,419  368,646  372,255
  Other deposits...........................  424,564  424,564  409,156  409,156
  Short-term debt..........................   98,008   98,048   87,268   87,276
  Federal Home Loan Bank borrowings........   63,000   59,870   57,500   58,021
  Accrued interest payable.................    5,235    5,235    3,513    3,513
Off-balance sheet commitments
  Commercial...............................      --        67      --       134
  Home equity..............................      --        92      --        81
  Check credit.............................      --        16      --        17

Note 16. Parent Company Only Financial Information

  The following are the condensed balance sheets, statements of income and cash flows for First Oak Brook Bancshares, Inc.:

Balance Sheets (Parent Company Only)

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                  (Dollars in
                                                                  thousands)
   Assets
     Cash and cash equivalents on deposit with subsidiary...... $   499 $ 4,993
     Investment in subsidiary..................................  80,289  72,519
     Securities available-for-sale.............................   1,425     785
     Due from subsidiary.......................................     131     588
     Equipment, net............................................       2      22
     Other assets..............................................     651     258
                                                                ------- -------
       Total Assets............................................ $82,997 $79,165
                                                                ======= =======
   Liabilities and Shareholders' equity
     Other liabilities......................................... $ 2,998 $ 2,104
                                                                ------- -------
       Total liabilities.......................................   2,998   2,104
     Shareholders' equity......................................  79,999  77,061
                                                                ------- -------
       Total Liabilities and Shareholders' Equity.............. $82,997 $79,165
                                                                ======= =======

Statements of Income (Parent Company Only)

                                                        Years Ended December
                                                                31,
                                                       -----------------------
                                                        1999     1998   1997
                                                       -------  ------ -------
                                                       (Dollars in thousands)
   Income:
     Dividends from subsidiary........................ $   333  $5,425 $ 5,094
     Other income.....................................     878   1,060   1,067
     Gain on sales of securities......................      79     --      --
                                                       -------  ------ -------
       Total income...................................   1,290   6,485   6,161
                                                       -------  ------ -------
   Expenses:
     Other expenses...................................   2,637   2,158   2,978
                                                       -------  ------ -------
       Total expenses.................................   2,637   2,158   2,978
                                                       -------  ------ -------
   Income (loss) before income taxes and equity in
    undistributed net income of subsidiary............  (1,347)  4,327   3,183
     Income tax benefit...............................     578     363     753
                                                       -------  ------ -------
   Income (loss) before equity in undistributed net
    income of subsidiary..............................    (769)  4,690   3,936
     Equity in undistributed net income of
      subsidiary......................................  11,315   4,751   9,817
                                                       -------  ------ -------
   Net income......................................... $10,546  $9,441 $13,753
                                                       =======  ====== =======

Statements of Cash Flows (Parent Company Only)

                                                      Years Ended December
                                                              31,
                                                     ------------------------
                                                      1999     1998    1997
                                                     -------  ------  -------
                                                     (Dollars in thousands)
   Cash flows from operating activities:
   Net income....................................... $10,546  $9,441  $13,753
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation...................................      20      27       27
     Gain on sale of investment securities..........     (79)    --       --
     Increase in other assets.......................    (393)   (299)     (39)
     Increase in other liabilities..................     875     447      674
     Decrease (increase) in due from subsidiary.....     457    (101)    (391)
     Equity in undistributed net income of
      subsidiary.................................... (11,315) (4,751)  (9,817)
     Amortization of intangible assets..............     --       29       43
                                                     -------  ------  -------
   Net cash provided by operating activities........     111   4,793    4,250

   Cash flows from investing activities:
     Purchases of available-for-sale securities.....  (1,010)   (488)    (248)
     Sales of available-for-sale securities.........     505     240    1,493
     Additions to equipment.........................     --       (5)     --
                                                     -------  ------  -------
   Net cash provided by (used in) investing
    activities......................................    (505)   (253)   1,245

   Cash flows from financing activities:
     Exercise of stock options......................     478     168    1,510
     Purchase of treasury stock.....................  (1,982) (2,546)  (2,815)
     Cash dividends.................................  (2,596) (2,282)  (1,711)
     Capital contribution to subsidiary.............     --   (2,250)  (2,000)
                                                     -------  ------  -------
   Net cash used in financing activities............  (4,100) (6,910)  (5,016)
                                                     -------  ------  -------
   Net increase (decrease) in cash and cash
    equivalents.....................................  (4,494) (2,370)     479
   Cash and cash equivalents at beginning of year...   4,993   7,363    6,884
                                                     -------  ------  -------
   Cash and cash equivalents at end of year......... $   499  $4,993  $ 7,363
                                                     =======  ======  =======

INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Oak Brook Bancshares, Inc.:

  We have audited the accompanying consolidated balance sheets of First Oak Brook Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated financial statements of First Oak Brook Bancshares, Inc. and subsidiary for the year ended December 31, 1997, were audited by other auditors whose report thereon dated January 20, 1998, expressed an unqualified opinion on those statements.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Oak Brook Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG LLP
Chicago, Illinois
January 21, 2000

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  See "Directors and Executive Officers" on pages 5 and 6 of the Company's Proxy Statement and Notice of 2000 Annual Meeting to be filed on or before April 1, 2000, which is incorporated herein by reference.

ITEM 11. Executive Compensation

  See "Summary Compensation Table" and footnotes, "Five Year Performance Comparison" and "Aggregated Option Exercises and Year-End Option Values Table" and "Option Grants Table" on pages 11 through 15, inclusive, of the Company's Proxy Statement and Notice of 2000 Annual Meeting to be filed on or before April 1, 2000, which is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  See "Information Concerning Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Company's Proxy Statement and Notice of 2000 Annual Meeting to be filed on or before April 1, 2000, which is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

  See "Certain Transactions" on page 7 of the Company's Proxy Statement and Notice of 2000 Annual Meeting to be filed on or before April 1, 2000, which is incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. FINANCIAL STATEMENTS

  The following consolidated financial statements are filed as part of this document under Item 8:

  Consolidated Balance Sheets--December 31, 1999 and 1998
  Consolidated Statements of Income for each of the three years in the period ended December 31, 1999
  Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1999
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999
  Notes to Consolidated Financial Statements
  Independent Auditors' Report

(a) 2. FINANCIAL STATEMENT SCHEDULES

  Other than the opinion of the predecessor independent auditors, filed as
Exhibit 99 hereto, all schedules have been included in the consolidated financial statements or the notes thereto or are either not applicable or not significant.

(b) REPORTS ON FORM 8-K

  There were no reports on Form 8-K filed during the fourth quarter of 1999.

(c) EXHIBITS

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

Exhibit (4.1)
            Form of Common Stock Certificate (Exhibit 4.1 to the Company's Form 10-Q Quarterly Report for the period ended June 30, 1999, incorporated herein by reference).

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

Exhibit (10.1)
            Loan Agreement between First Oak Brook Bancshares, Inc. and LaSalle National Bank dated December 1, 1991 as amended. (Exhibit
            10.1 to the Company's Form 10-Q Quarterly Report for the period ended June 30, 1999, incorporated herein by reference).

Exhibit (10.3)
            First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan effective November 1, 1997. (Exhibit 10.3 to the Company's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference).

Exhibit (10.5)
            First Oak Brook Bancshares, Inc. Amended and Restated 1987 Stock Option Plan effective September 21, 1987. (Appendix A to the Company's Proxy and Notice of Annual Meeting of Shareholders filed April 1, 1998, incorporated herein by reference.)

Exhibit (10.8)
            License Agreement, between Jack Henry & Associates, Inc. and First Oak Brook Bancshares, Inc. dated March 10, 1993. (Exhibit 10.8 to the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

Exhibit (10.9)
            Form of Transitional Employment Agreement for Eugene P. Heytow, Richard M. Rieser, Jr. and Frank M. Paris. (Exhibit 10.9 to the Company's Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference.)

Exhibit (10.10)
            Form of Transitional Employment Agreement for Senior Officers. (Exhibit 10.10 to the Company's Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference.)

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

Exhibit (10.16)
            First Oak Brook Bancshares, Inc. Directors Stock Plan (Form S-8 filed October 25, 1999, incorporated herein by reference).

Exhibit (13)1999 Summary Annual Report to Shareholders.

Exhibit (21)Subsidiary of the Registrant.

Exhibit (23.1)
            Consent of KPMG LLP.

Exhibit (23.2)
            Consent of Ernst & Young LLP.

Exhibit (27)
            Financial Data Schedule.
Exhibit (99)
            Ernst & Young LLP Opinion.


  Exhibits 10.3, 10.5 and 10.9 through 10.15 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) hereof.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          First Oak Brook Bancshares, Inc.
                                                   (Registrant)

                                                  /s/ Eugene P. Heytow
                                          By: _________________________________
                                                     (Eugene P. Heytow,
                                                 Chairman of the Board and
                                                  Chief Executive Officer)

                                          Date: March 17, 2000


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Eugene P. Heytow            Chairman of the Board and    March 17, 2000
______________________________________  Chief Executive Officer
           Eugene P. Heytow

        /s/ Frank M. Paris             Vice Chairman of the Board   March 17, 2000
______________________________________
            Frank M. Paris

    /s/ Richard M. Rieser, Jr.         President, Assistant         March 17, 2000
______________________________________  Secretary, and Director
        Richard M. Rieser, Jr.

   /s/ Miriam Lutwak Fitzgerald        Director                     March 17, 2000
______________________________________
       Miriam Lutwak Fitzgerald

      /s/ Geoffrey R. Stone            Director                     March 17, 2000
______________________________________
          Geoffrey R. Stone

       /s/ Michael L. Stein            Director                     March 17, 2000
______________________________________
           Michael L. Stein

     /s/ Stuart I. Greenbaum           Director                     March 17, 2000
______________________________________
         Stuart I. Greenbaum

        /s/ Robert Wrobel              Director                     March 17, 2000
______________________________________
            Robert Wrobel

      /s/ John W. Ballantine           Director                     March 17, 2000
______________________________________
          John W. Ballantine

       /s/ Rosemarie Bouman            Vice President and Chief     March 17, 2000
______________________________________  Financial Officer
           Rosemarie Bouman