Form 10-Q
period 2000-03-31
FIRST OAK BROOK BANCSHARES INC
filed 2000-05-12
CIK 717837

================================================================================


                           UNITED STATES SECURITIES
                                      AND
                              EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act to 1934

                For the quarterly period ended:  March 31, 2000

                        Commission file number 0-14468
                             ____________________

                       FIRST OAK BROOK BANCSHARES, INC.

                     DELAWARE                        36-3220778
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)

 1400 Sixteenth Street, Oak Brook, IL 60523 - Telephone Number (630) 571-1050
                             ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No _______
                                        -------


Indicate number of shares outstanding of each of the issuer's classes of common stock. As of May 1, 2000, 6,464,030 shares of common stock were outstanding.


================================================================================

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

   Condensed consolidated balance sheets
     March 31, 2000 and December 31, 1999                                     3

   Condensed consolidated statements of income
     Three months ended March 31, 2000 and 1999                               5

   Condensed consolidated statements of cash flows
     Three months ended March 31, 2000 and 1999                               7

   Notes to condensed consolidated financial
     statements -- March 31, 2000                                             8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11


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
----------


*  Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (In Thousands)

                                           March 31,   December 31,
                                              2000         1999
                                          ----------   ------------
     Assets
     ------

Cash and due from banks                   $   44,886     $   47,080

Federal funds sold                            21,700              -

Interest-bearing deposits with banks             519            488

Securities held-to-maturity, at
  amortized cost (fair value, $121,197
  and $93,202 at March 31, 2000
  and December 31, 1999, respectively)       122,376         94,425

Securities available-for-sale, at
  fair value                                 241,679        254,182

Loans, net of unearned discount              744,042        719,969
  Less allowance for loan losses              (5,027)        (4,828)
                                          ----------     ----------

    Net loans                                739,015        715,141
                                          ----------     ----------

Premises and equipment, net                   21,806         21,809

Other assets                                  13,212         13,231
                                          ----------     ----------

    Total assets                          $1,205,193     $1,146,356
                                          ==========     ==========

                                  (Unaudited)
                    (In Thousands Except Share Information)


                                                          March 31,   December 31,
                                                             2000         1999
                                                         ----------   ------------
Liabilities
-----------

Noninterest-bearing demand deposits                      $  191,841     $  196,243
Interest-bearing deposits:
  Savings deposits and NOW accounts                         145,578        171,135
  Money market accounts                                      69,530         57,186
  Time deposits
    Under $100,000                                          253,277        236,108
    $100,000 and over                                       266,667        233,400
                                                         ----------     ----------
  Total interest-bearing deposits                           735,052        697,829
                                                         ----------     ----------

    Total deposits                                          926,893        894,072

Federal funds purchased and securities sold under
  agreements to repurchase and other short term debt         87,308         78,008
Treasury, tax and loan demand notes                          28,088         20,000
Federal Home Loan Bank borrowings                            73,000         63,000
Other liabilities                                            10,591         11,277
                                                         ----------     ----------

    Total liabilities                                     1,125,880      1,066,357
                                                         ----------     ----------

Shareholders' Equity
--------------------

Preferred stock, series B, no par value, authorized--
  100,000 shares, issued--none                                    -              -
Common stock, $2 par value, authorized--16,000,000
  shares at March 31, 2000 and December 31, 1999,
  issued--7,283,256 shares at March 31, 2000 and
  December 31, 1999, outstanding--6,439,782
  shares at March 31, 2000 and 6,531,314 shares
  at December 31, 1999.                                      14,567         14,567
Surplus                                                      11,976         11,985
Accumulated other comprehensive loss                         (2,232)        (1,245)
Retained earnings                                            64,189         62,356
Less cost of shares in treasury, 843,474 and
  751,942 common shares at March 31, 2000 and
  December 31, 1999, respectively.                           (9,187)        (7,664)
                                                         ----------     ----------

  Total shareholders' equity                                 79,313         79,999
                                                         ----------     ----------

  Total liabilities and shareholders' equity             $1,205,193     $1,146,356
                                                         ==========     ==========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In Thousands)

                                                           Three months
                                                          ended March 31,
                                                      ----------------------
                                                          2000       1999
                                                        -------     -------
Interest income:
  Interest and fees on loans                            $13,544     $11,909
  Interest on securities:
    U.S. Treasury and Government agencies                 4,659       2,937
    Obligations of states and political subdivisions        735         665
    Other securities                                        217         371
  Interest on Federal funds sold and securities
    purchased under agreements to resell                    142         171
  Interest on deposits with banks                             6         196
                                                        -------     -------

    Total interest income                                19,303      16,249
                                                        -------     -------

Interest expense:
  Interest on savings deposits and NOW accounts           1,109       1,219
  Interest on money market accounts                         648         318
  Interest on time deposits                               6,839       5,199
  Interest on Federal funds purchased and securities
    sold under agreements to repurchase                   1,393         586
  Interest on treasury, tax and loan demand notes           138          69
  Interest on Federal Home Loan Bank borrowings             935         939
                                                        -------     -------

    Total interest expense                               11,062       8,330
                                                        -------     -------

Net interest income                                       8,241       7,919

Provision for loan losses                                   225         210
                                                        -------     -------
Net interest income after provision for loan losses     $ 8,016     $ 7,709
                                                        -------     -------

                                  (Unaudited)
                    (In Thousands Except Share Information)

                                                 Three months
                                                ended March 31,
                                         ----------------------------
                                            2000             1999
                                           ------           ------
Other income:
  Service charges on deposit accounts      $1,051           $  822
  Investment management and trust fees        267              247
  Merchant card processing fees               558              380
  Fees on mortgages sold                       29              129
  Income from revenue sharing agreement       225              225
  Investment securities gains, net             38                -
  Other operating income                      226              253
                                           ------           ------
Total other income                          2,394            2,056
                                           ------           ------

Other expenses:
  Salaries and employee benefits            4,211            3,933
  Occupancy expense                           451              428
  Equipment expense                           478              438
  Data processing                             234              240
  Postage, stationery and supplies            192              203
  Advertising and business development        368              305
  Merchant interchange expense                437              294
  Other operating expenses                    457              439
                                           ------           ------
Total other expenses                        6,828            6,280
                                           ------           ------

Income before income taxes                  3,582            3,485

Income tax expense                          1,038              992
                                           ------           ------

Net income                                 $2,544           $2,493
                                           ======           ======

Basic earnings per share                   $  .39           $  .38
                                           ======           ======
Diluted earnings per share                 $  .39           $  .37
                                           ======           ======

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited) (In Thousands)

                                                                       Three months
                                                                     ended March 31,
                                                                 ----------------------
                                                                     2000       1999
                                                                   --------   --------
Cash flows from operating activities:
  Net income                                                       $  2,544   $  2,493
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, accretion and amortization                            648        425
    Provision for loan losses                                           225        210
    Investment securities gains, net                                    (38)         -
    Revenue sharing agreement                                            96        112
    Origination of real estate loans for sale                        (2,282)   (12,610)
    Proceeds from sale of real estate loans originated for sale       2,227     14,398
    Increase in other assets                                            (77)      (300)
    Increase (decrease) in other liabilities                           (176)        53
                                                                   --------   --------
Net cash provided by operating activities                             3,167      4,781
                                                                   --------   --------
Cash flows from investing activities:
  Securities held-to-maturity:
    Purchases                                                       (31,149)   (10,557)
    Proceeds from maturities, call and paydowns                       3,213     46,642
  Securities available-for-sale:
    Purchases                                                        (5,622)   (45,251)
    Proceeds from maturities, calls and paydowns                     13,670     21,691
    Proceeds from sales                                               2,858     29,657
  Increase in loans                                                 (24,044)   (30,869)
  Purchases of premises and equipment                                  (522)      (376)
                                                                   --------   --------
Net cash provided by (used in) investing activities                 (41,596)    10,937
                                                                   --------   --------
Cash flows from financing activities:
  Decrease in noninterest-bearing demand deposits                    (4,402)    (4,615)
  Increase in interest-bearing deposit accounts                      37,223     40,901
  Increase in treasury, tax and loan demand notes                     8,088      2,581
  Proceeds from Federal Home Loan Bank borrowings                    15,000     10,500
  Repayment of Federal Home Loan Bank borrowings                     (5,000)         -
  Increase (decrease) in Federal funds purchased and
    securities sold under agreements to repurchase                    8,400    (35,436)
  Proceeds from draw on revolving credit line                           900          -
  Purchase of treasury stock                                         (1,573)         -
  Exercise of stock options                                              41        246
  Cash dividends                                                       (711)      (605)
                                                                   --------   --------
Net cash provided by financing activities                            57,966     13,572
                                                                   --------   --------
Net increase in cash and cash equivalents                            19,537     29,290
Cash and cash equivalents at beginning of period                     47,568     42,432
                                                                   --------   --------
Cash and cash equivalents at end of period                         $ 67,105   $ 71,722
                                                                   ========   ========
Supplemental disclosures:
  Interest paid                                                    $ 11,662   $  7,966
  Income taxes paid                                                     350        500
                                                                   ========   ========

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (Unaudited)

1.  Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


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

    The summary of these commitments to extend credit follows (in thousands):

                             March 31,  December 31,
                               2000         1999
                           ---------------------------
      Commercial              $ 56,760      $ 59,984
      Commercial mortgage       24,591        24,389
      Home equity              112,646       110,699
      Check credit                 837           834

3.  Shareholders' Equity:

    Shares authorized, issued and outstanding are as follows:

                                                 March 31,  December 31,
                                                   2000         1999
                                               ---------------------------
    Preferred Stock, Series B, no par value:
        Authorized                                 100,000       100,000
        Issued                                           -             -
        Outstanding                                      -             -
    Common Stock, $2.00 par value:
        Authorized                              16,000,000    16,000,000
        Issued                                   7,283,256     7,283,256
        Outstanding                              6,439,782     6,531,314

4.  Earnings per Share:

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period.
    Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the diluted effect of outstanding stock options.

    The following table sets forth the denominator used for basic and diluted earnings per share for the three month periods ended March 31, 2000 and 1999:

                                      March 31,       March 31,
                                         2000            1999
                                    -----------------------------
    Denominator for basic earnings
      per share - weighted average
        shares                        6,493,699        6,587,459
    Effect of diluted securities:
      Stock options issued to
        employees and directors          94,984          136,866
                                      ---------        ---------

    Denominator for diluted
      earnings per share              6,588,683        6,724,325
                                      =========        =========

5.  Loans

    The following table provides the book value, by major classification, as of the dates indicated:

                                       March 31,   December 31,
                                          2000         1999
                                      ----------  -------------
    Commercial                          $109,566       $107,557
    Real estate loans:
     Construction loans                   31,621         22,566
     Commercial mortgage                 159,039        158,008
     Residential mortgage                124,744        120,191
     Home equity loans                    89,532         85,343
    Indirect automobile loans            218,199        215,364
    Consumer loans                        11,631         11,274
                                        --------       --------
    Total loans                          744,332        720,303
    Less unearned discount                  (290)          (334)
                                        --------       --------
    Loans, net of unearned discount     $744,042       $719,969
                                        ========       ========

6.  Comprehensive Income

      The Company's comprehensive income consists of net income and unrealized gains or losses on securities available-for-sale, net of tax, and is presented as a separate component of Shareholders' Equity. Comprehensive income for the periods ended March 31, 2000 and 1999 is as follows:


                                               March 31,   March 31,
                                                 2000        1999
                                              ----------  ----------
    Net income                                   $ 2,544      $2,493

    Other comprehensive income, net of tax:
      Unrealized holding loss on
       securities during the period               (1,012)        (12)
     Reclassification adjustment
       of realized gain on investment
       sales included in net income                   25           -
                                                 -------      ------
    Total comprehensive income                   $ 1,557      $2,481
                                                 =======      ======

7.  Restatement and Reclassification:

      Certain amounts in the March 31, 1999 interim condensed consolidated financial statements have been reclassified to conform to their 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights
-------------------

Net income for the first quarter of 2000 was $2,544,000 compared with $2,493,000 earned in the first quarter of 1999, an increase of 2%. Basic earnings per share for the first quarter of 2000 were $.39 as compared to $.38 for 1999, while diluted earnings per share were $.39 for 2000 compared with $.37 for 1999, an increase of 5%.

Key performance indicators for the 2000 first quarter show a return on average assets of .87% compared with 1.01% for the 1999 first quarter. For the first quarter of 2000, the return on average shareholders' equity was 12.86% compared with 12.99% for the same quarter of 1999.

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $343,000 or 4% from the first quarter of 1999. This increase is attributable to an 18% increase in average interest earning assets offset by a 44 basis point decrease in the net interest margin to 3.13% from 3.57% for the same period last year.

The net interest margin narrowed due to the yield on average earning assets decreasing slightly to 7.17% while the cost of deposits and other borrowed funds rose 40 basis points to 5.02% for the first quarter of 2000.

Average balances and effective interest yields and rates on a tax equivalent basis for the first quarters of 2000 and 1999 were as follows (dollars in thousands):

                                                     2000                                   1999
                                       ------------------------------           ---------------------------
                                                    Interest                               Interest
                                          Average    Income/   Yield/            Average    Income/  Yield/
                                          Balance    Expense     Rate            Balance    Expense    Rate
                                       ----------    -------     ----           --------    -------    ----
Federal funds sold                     $   11,352    $   142     5.05%          $ 14,699    $   171    4.73%
Interest-bearing deposits
 with banks                                   392          6     6.24             11,518        196    6.88
Securities/1/                             361,015      5,899     6.57            260,541      4,243    6.61
Loans/1/                                  728,057     13,589     7.51            648,317     11,951    7.48
                                       ----------    -------     ----           --------    -------    ----
Total earning assets/
 interest income                       $1,100,816    $19,636     7.17%          $935,075    $16,561    7.18%

Cash and due from banks                    42,907                                 39,461
Other assets                               33,871                                 29,705
Allowance for loan losses                  (4,939)                                (4,521)
                                       ----------                               --------
Total average assets                   $1,172,655                               $999,720
                                       ==========                               ========

Interest-bearing deposits              $  707,849    $ 8,596     4.88%          $604,679    $ 6,736    4.52%
Short-term debt                           114,269      1,531     5.39             60,057        655    4.43
FHLB borrowings                            64,319        935     5.85             65,850        939    5.78
                                       ----------    -------     ----           --------    -------    ----
Total interest-bearing liabilities/
 interest expense                      $  886,437    $11,062     5.02%          $730,586    $ 8,330    4.62%

Demand deposits                           196,613                                181,783
Other liabilities                          10,048                                  9,509
                                       ----------                               --------
Total liabilities                      $1,093,098                               $921,878
Shareholders' equity                       79,557                                 77,842
                                       ----------                               --------
Total liabilities and shareholders'
 equity                                $1,172,655                               $999,720
                                       ==========                               ========

Net interest income/1//spread                        $ 8,574     2.15%                      $ 8,231    2.56%
                                                     =======     ====                       =======    ====
Net interest margin                                              3.13%                                 3.57%
                                                                 ====                                  ====

Average loans for the first quarter of 2000 grew $80 million or 12%, in comparison to the first quarter of 1999. As shown in the following table, the increase is primarily attributable to indirect auto loans, commercial real estate loans and home equity loans. See Note 5 for loan growth since year end.

Average Loans by type and yield as of March 31,           2000            1999
                                                   ---------------------------------
(Dollars in thousands)                              Amount   Yield    Amount   Yield
                                                   --------  -----   --------  -----
Commercial                                         $106,088   8.10%  $110,060   7.68%
Real estate loans:
 Construction                                        34,542   8.78%    45,401   8.24%
 Commercial mortgage                                151,868   7.88%   120,779   8.05%
 Residential mortgage                               122,232   7.06%   119,083   7.10%
 Home equity loans                                   87,316   7.76%    73,313   7.24%
Indirect automobile loans                           214,372   6.86%   167,844   7.03%
Consumer loans                                       11,639   8.17%    11,837   8.38%
                                                   --------   ----   --------   ----
Total Loans/1/                                     $728,057   7.51%  $648,317   7.48%
                                                   ========   ====   ========   ====

_____________________

/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

In addition to loan growth, the average balance of securities increased $100 million due primarily to an increase in U.S. Government Agency Securities.

Average interest-bearing liabilities increased $156 million or 21% since the first quarter of 1999. Average deposits increased $103 million due to the opening of the LaGrange office in 1999 and successful retail deposit promotions. Average short-term debt has also increased $54 million. Since December 31, 1999, time deposits increased $50 million and money market accounts increased $12 million primarily due to increased municipal deposits and in response to successful retail deposit promotions.

Based on management's review of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $225,000 for the first quarter of 2000 compared to $210,000 for the first quarter of 1999. This increase was due to the continued growth of the loan portfolio. However, despite average growth in the loan portfolio of 12%, the Company has continued to experience low levels of nonperforming loans and net charge-offs.

Total other income increased $338,000 or 16%. Service charges on deposit accounts increased $229,000 primarily due to an increase in service fees earned in the Company's cash management business.

Merchant card processing fees increased $178,000 primarily due to new merchant accounts and rate increases to offset higher interchange fees. The number of merchant outlets at March 31, 2000 increased to 237 as compared to 207 at March 31, 1999. Merchant interchange expense (in other operating expenses) rose $143,000 as compared to the first quarter of 1999.

Fees on mortgages sold, servicing released, decreased $100,000 as compared to the first quarter of 1999. During the first quarter of 1999, the mortgage market was strong; however, due to higher interest rates in 2000, mortgage loan refinance activity has slowed. Fee income is shown net of commissions paid to the mortgage originators.

Total other expenses increased $548,000 or 9%. Annualized operating expenses as a percentage of average assets decreased slightly to 2.3% for 2000 compared with 2.6% for 1999. Annualized net overhead expenses as a percentage of average
assets decreased to 1.6% for 2000 compared to 1.8% for 1999.   The efficiency
ratio (other expenses divided by net interest income and other income) was 64.2% in 2000 as compared to 63.0% in 1999. The increase in operating expenses was primarily due to higher compensation costs and higher infrastructure costs and related expenses to support the LaGrange branch that opened in September 1999.

Asset Quality
-------------

Asset quality remains strong, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing and other real estate owned) totaling $1,675,000 at March 31, 2000. Included in this total is one commercial loan with a balance of $1,036,000 that matured and has since been renewed and two other loans totaling $200,000 that have been paid in full. Net charge-offs for the first quarter of 2000 totaled $26,000 compared to $276,000 in 1999. Management believes the allowance is at an adequate level commensurate with the risks inherent in the loan portfolio.

The following table summarizes the Company's nonperforming assets (in thousands):

                                                    March 31,   December 31,
                                                       2000         1999
                                                  ----------------------------
Nonaccrual                                             $   90          $  90
Loans which are past due 90 days or
  more and still accruing                               1,585            282
                                                       ------          -----
  Total nonperforming loans                             1,675            372
Other real estate owned                                     -              -
                                                       ------          -----
  Total nonperforming assets                           $1,675          $ 372
                                                       ======          =====

Nonperforming loans to loans outstanding                  .23%           .05%
Nonperforming assets to loans outstanding
  and other real estate owned                             .23%           .05%
Allowance for loan losses to nonperforming loans          3.0x         12.98x
Allowance for loan losses to loans outstanding            .68%           .67%
Net charge offs to average loans
  outstanding (annualized)                                .01%           .07%

Capital
-------

Shareholders' equity totals $79.3 million. The Company and its subsidiary bank's Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of March 31, 2000 and the minimum ratios for "well capitalized" banks.

                               Well         Company     Oak Brook
                           Capitalized   Consolidated      Bank
                           ---------------------------------------

Tier 1 Risk-based                *6%             9.74%       9.91%

Total Capital Ratio             *10%            10.34%      10.51%

Tier 1 Capital leverage          *5%             6.90%       7.02%

* Greater than or equal to

On January 27, 1998, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 200,000 shares of its common stock. This plan was completed in February 2000.

On January 25, 2000, the Board of Directors authorized another stock repurchase program which allows the Company to repurchase 200,000 shares (or approximately 3% of outstanding shares) of common stock through mid 2001. Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes.

During the first quarter, the Company repurchased 96,500 shares of its common stock pursuant to the repurchase programs. As of March 31, 2000, approximately 112,000 shares are remaining to be purchased.

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


  Oak Brook Bank:

     . Federal funds lines aggregating $113 million with 5 correspondent banks, subject to continued good financial standing. As of March 31, 2000, all $113 million was available for use under these lines.

     . Reverse repurchase agreement lines totaling $350 million with four brokerage firms, subject to the availability of collateral and continued good financial standing of the Bank. As of March 31, 2000, $245 million was available to the Bank under these lines.

     . Additional advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of March 31, 2000, approximately $14.5 million remains available to the Bank under the FHLB agreements.

     . The Bank has a borrowing line of approximately $132 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral.

  Parent Company:

     . The Company has a revolving credit arrangement for $15 million. The line had a balance of $900,000 at March 31, 2000. The line matured on April 1, 2000 and was renewed through April 1, 2001 and is anticipated to be renewed annually.

Branch Expansion
----------------

The Company's strategy is to invest in future growth through branch expansion in the Chicago metropolitan area. This form of growth requires a significant investment in nonearning assets during the construction phase. Upon completion, for a time, expenses exceed the income of the branch. While new branches retard short-term earnings, we believe our market warrants judicious office additions.

In January, 2000, the Bank signed a lease for the rental of property at Huron and Dearborn Streets in Chicago, Illinois. This branch is expected to open during the third quarter of 2000. Costs incurred for the Chicago branch have been capitalized. The Company will begin to incur expenses, including depreciation, when the branch is put into service.

In April, 2000, the Bank entered into a contract for the purchase of property in the Chicago suburb of Bolingbrook, Illinois. The closing date is scheduled for January 2001 and the branch is anticipated to open during 2001.

Qualitative and Quantitative Disclosures about Market Risk
----------------------------------------------------------

As described in the 1999 Annual Report to shareholders, the Company manages its interest rate risk through measurement techniques which include a simulation model and gap analysis. As part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2000 has changed materially from that at December 31, 1999.


Forward Looking
---------------

This quarterly report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ from these estimates. These factors include, but are not limited to, changes in: general economic conditions, interest rates, legislative or regulatory changes, loan demand, depositor preferences and the ability to attract and retain experienced senior management. Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements.

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

                                 FIRST OAK BROOK BANCSHARES, INC.
                                 --------------------------------
                                          (Registrant)



Date    May 11, 2000                /S/ RICHARD M. RIESER, JR.
      ----------------           --------------------------------
                                      Richard M. Rieser, Jr.,
                                      President, Assistant
                                      Secretary, and Director



Date    May 11, 2000                /S/ ROSEMARIE BOUMAN
      ----------------           --------------------------------
                                      Rosemarie Bouman,
                                      Vice President, Chief
                                      Financial Officer and
                                      Chief Accounting Officer