Form 10-K/A
period 1999-12-31
FIRST OAK BROOK BANCSHARES INC
filed 2000-06-02
CIK 717837

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         Form 10-K/A Table of Contents

                                                                         Page
                                                                        Number
                                                                        ------
 PART I
 Item 1   Business and Statistical Disclosure by Bank Holding              2
          Companies...................................................
 Item 2   Properties..................................................     6
 Item 3   Legal Proceedings...........................................     6
 Item 4   Submission of Matters to a Vote of Security Holders.........     6
 PART II
 Item 5   Market for Registrant's Common Equity and Related                7
          Stockholder Matters.........................................
 Item 6   Selected Financial Data.....................................     8
 Item 7   Management's Discussion and Analysis of Financial Condition
          and Results of Operation....................................   10
 Item 7A  Quantitative and Qualitative Disclosures about Market          29
          Risks.......................................................
 Item 8   Financial Statements and Supplementary Data.................   30
 Item 9   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   50
 PART III
 Item 10  Directors and Executive Officers of the Registrant..........   51
 Item 11  Executive Compensation......................................   53
 Item 12  Security Ownership of Certain Beneficial Owners and
          Management..................................................   58
 Item 13  Certain Relationships and Related Transactions..............   59
 PART IV
 Item 14  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   60

 Signatures............................................................  63

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

Forward Looking Statements

  This Form 10-K/A Annual Report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ from these estimates. These factors include, but are not limited to, changes in: general economic condition, interest rates, legislative or regulatory changes, loan demand, depositor preferences and the ability to attract and retain experienced senior management. Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The following table sets forth information concerning the current directors and executive officers of the Company. Directors Heytow, Rieser and Paris have served the company as directors and executive officers since its inception in 1983. Dr. Fitzgerald has served as a director since 1988. Mr. Stone has served as a director since 1992. Mr. Wrobel has served as a director since 1996. Messrs. Stein and Greenbaum have served as directors since 1998. Mr. Ballantine has served as director since October 1999. Directors Paris, Wrobel and Ballantine are standing for re-election. Each executive officer has been with the Company since its inception in 1983. Officer appointments are made annually.

                                                       Education, Principal
                                                            Occupation
                   Name and Age                   During Last Five Years, Other
              Position with Company                Directorships and Positions
              ---------------------               -----------------------------
 Directors and Officers
 Eugene P. Heytow, 65............................ Harvard College, B.A. and
  Chairman of the Board, Chief Executive Officer, University of Chicago Law
  Chairman of the Executive Committee             School, J.D.
                                                  Oak Brook Bank*: Chairman of
                                                  the Executive Committee.
                                                  Amalgamated Investments
                                                  Company, Chicago (holding
                                                  company of Amalgamated Bank
                                                  of Chicago)**:
                                                  Chairman of the Board.
                                                  Amalgamated Bank of
                                                  Chicago**: Chairman of the
                                                  Board.
                                                  AmalgaTrust Company, Inc.,
                                                  Chicago (a wholly owned
                                                  subsidiary of Amalgamated
                                                  Bank of Chicago)**: Chairman
                                                  of the Board.
 Richard M. Rieser, Jr., 56...................... Brown University, B.A. and
  President and Director                          University of Chicago Law
                                                  School, J.D.
                                                  Oak Brook Bank*: Chairman of
                                                  the Board of Directors, and
                                                  Chief Executive Officer.
                                                  Amalgamated Bank of
                                                  Chicago**: Senior Vice
                                                  President.
                                                  Family relationship: Mr.
                                                  Rieser is married to Mr.
                                                  Heytow's niece.
 Frank M. Paris, 61.............................. Northwestern University, B.S.
  Vice Chairman of the Board                      Oak Brook Bank*: Vice
                                                  Chairman of the Board.
 Miriam Lutwak Fitzgerald, 42.................... Northwestern University, B.A.
  Director                                        and Chicago Medical School,
                                                  M.D.
                                                  Mimi S. Lutwak M.D.S.C.:
                                                  President.
                                                  Oak Brook Bank*: Director.
                                                  Amalgamated Bank of
                                                  Chicago**: Director.
 Geoffrey R. Stone, 53........................... Wharton School of Finance and
  Director                                        Commerce, University of
                                                  Pennsylvania, B.S. and
                                                  University of Chicago Law
                                                  School, J.D.
                                                  The University of Chicago:
                                                  Provost.
                                                  Oak Brook Bank*: Director.

                                                Education, Principal Occupation
                  Name and Age                   During Last Five Years, Other
             Position with Company                Directorships and Positions
             ---------------------              -------------------------------
 Robert M. Wrobel, 50.......................... Northwestern University, B.A.
  Director                                      Oak Brook Bank*: Assistant to
                                                the Chairman and Director.
                                                Amalgamated Investments
                                                Company, Chicago (holding
                                                company of Amalgamated Bank of
                                                Chicago)**: President.
                                                Amalgamated Bank of Chicago**:
                                                President and Chief Executive
                                                Officer.
                                                AmalgaTrust Company, Inc.,
                                                Chicago, (a wholly owned
                                                subsidiary of Amalgamated Bank
                                                of Chicago)**: President and
                                                Chief Executive Officer.
 Michael L. Stein, 59.......................... Brown University, B.A. and
  Director                                      University of Chicago Law
                                                School, J.D.
                                                Brownson, Rehmus & Foxworth,
                                                Inc., Chicago, (Financial
                                                Counseling): Executive Vice
                                                President & Director.
                                                Oak Brook Bank*: Director.
 Stuart I. Greenbaum, 63....................... New York University, B.S. and
  Director                                      The Johns Hopkins University,
                                                Ph.D., Economics
                                                John M. Olin School of
                                                Business, Washington
                                                University: Dean.
                                                Stifel Financial Corp.:
                                                Director.
                                                Reinsurance Group of America:
                                                Director.
                                                Oak Brook Bank*: Director.
 John W. Ballantine, 54........................ Washington & Lee University,
  Director                                      B.A. and University of
                                                Michigan, M.B.A.
                                                Private Investor: 1998-present.
                                                First Chicago NBD
                                                Corporation/The First National
                                                Bank of Chicago, Chicago, 1970-
                                                1998, Executive Vice President
                                                and Chief Risk Management
                                                Officer 1996-1998.
                                                Oak Brook Bank*: Director.
 Other Executive Officers:
 Rosemarie Bouman, 43 ......................... Indiana University, B.S.,
  Vice President and Chief Financial Officer    C.P.A.
                                                Oak Brook Bank*: Vice President
                                                and Chief Financial Officer.
 George C. Clam, 50............................ Ripon College, B.A. and
  Vice President and Chief Banking Officer      Northwestern University, M.B.A.
                                                Oak Brook Bank*: President.
 William E. Navolio, 50........................ University of Notre Dame, B.A.
  Vice President, General Counsel and Secretary and Georgetown University, J.D.
                                                Oak Brook Bank*: Vice
                                                President, Chief Legal Officer,
                                                Secretary and Compliance
                                                Officer.

--------
  * Subsidiary of the Company
  * * Affiliate of the Company

ITEM 11. Executive Compensation

                          SUMMARY COMPENSATION TABLE

  The following table sets forth the indicated compensation with respect to each of the last three fiscal years for the Company's Chief Executive Officer and its four other most highly compensated executive officers:

                                                                         Long Term
                                      Annual Compensation               Compensation
                                      -------------------               ------------
                                                                                      All Other
Name and Principal              Salary     Bonus         Other Annual      Option    Compensation
Position                 Year ($) (1) (2) ($) (2)      Compensation (3)  Awards (#)       ($) (4)
------------------       ---- ----------- -------      ---------------- ------------ ------------
Eugene P. Heytow         1999   291,332   352,285             --           20,000       95,415
 CEO.................... 1998   279,667   160,176             --            8,000      120,494
                         1997   271,500   504,000             --               --       84,486
Richard M. Rieser, Jr.   1999   383,260   472,323             --           20,000      105,493
 President.............. 1998   367,800   264,390             --            8,000      136,530
                         1997   355,600   672,000             --               --       85,312
Frank M. Paris           1999   122,473   130,476             --            6,000       42,675
 Vice Chairman.......... 1998   118,367    60,374             --            4,000       55,144
                         1997   115,632   190,800             --               --       38,967
George C. Clam           1999   153,828    98,322(/5/)                      4,500       17,270
 Vice President-Chief    1998   148,166    70,000(/5/)        --            2,000       17,201
 Banking Officer........ 1997   137,660    66,000(/5/)        --               --       11,543
William E. Navolio
 General Counsel,        1999   139,500    91,541(/5/)        --            4,500       15,980
 Secretary.............. 1998   134,137    57,000(/5/)        --            2,000       15,545
                         1997   128,340    53,750(/5/)        --               --       11,403

                     SUMMARY COMPENSATION TABLE FOOTNOTES

(/1/) This column includes annual base salary, directors' fees and committee fees of the Company and its subsidiary.

(/2/) These columns include amounts elected to be deferred under the Company's qualified and nonqualified deferred compensation plan.

(/3/) Each named executive officer received perquisites and personal benefits in annual amounts below the applicable reporting threshold of the lesser of $50,000 or 10% of the base salary and bonus reported for such year.

(/4/) This column includes: (i) the Company's contributions under its 401(k)
      Savings Plan, Stock Bonus Plan and related nonqualified deferred compensation plan; (ii) taxable income for life insurance benefits paid by the Company with respect to insurance policies covering the life of each named executive officer; and (iii) amounts paid to the named executive officer with respect to certain life insurance agreements, as set forth in the table below:

                                                           (i)    (ii)    (iii)
                                                         ------- ------- -------
   Mr. Heytow........................................... $34,832 $15,743 $44,840
   Mr. Rieser........................................... $50,032 $10,621 $44,840
   Mr. Paris............................................ $11,757 $ 2,598 $28,320
   Mr. Clam............................................. $16,109 $ 1,161      --
   Mr. Navolio.......................................... $14,529 $ 1,451      --

(/5/) Includes award of annual discretionary bonus to the named executive officer; however, at the election of the Company, payment of two-thirds of the bonus is deferred and is payable in equal increments in the following two years. The deferred amounts are subject to forfeiture upon the executive officer leaving the Company prior to payment.

     TRANSITIONAL EMPLOYMENT AND OTHER AGREEMENTS WITH EXECUTIVE OFFICERS

  The Company has entered into Transitional Employment Agreements with certain of its executive officers. In the event of a change in control of the Company, the Agreements provide for an employment term of three years from the date of the change in control with compensation and benefits at the same level as in effect immediately preceding the change in control. If the executive officer's employment is involuntarily terminated by the Company or its successor (other than for cause) during the three-year employment term or within six months prior to and in connection with the change in control, or in the event of the executive officer's resignation under circumstances which constitute a constructive discharge, the executive officer is entitled to continue to receive salary, directors' fees and bonus payments, and to continue or receive the value of other benefits, for a period of 36 months from the date of such termination of employment. For Messrs. Heytow, Rieser and Paris (the "Senior Executive Officers"), the amount of such continuing salary, directors' fees and bonus payments will be based upon the level in effect at the time of the change in control, or if greater, termination of employment; but in either event no less than the average of such amounts received during the five-year period prior to the change in control. Salary and bonus continuation payments for the other executive officers will be based on the average of the annual salary and bonus payments received during the five year period prior to the year in which the change in control occurs. The Agreements also provide for payment of any accrued but unpaid bonuses, continuing access to the Company's group and executive medical plans after expiration of the 36-month compensation continuation period and continuing indemnification rights. In the event of an executive officer's death during the 36-month continuation period, the Agreements provide for a lump sum payment equal to the present value of the remaining salary and directors fees, and continuation of bonus payments and certain other benefits to the executive officer's designated beneficiary.

  "Cause" is generally defined in the Agreements as a felony conviction involving an act or acts of dishonesty or breach of trust or the continued and willful failure of the executive officer to substantially perform the officer's duties under the Agreement. "Constructive discharge" is defined generally to include a breach of the Company's obligations under the Agreement, a material diminution of the executive officer's duties and responsibilities, a change of the executive officer's primary employment location by more than 35 miles from the primary location in effect at the time of the change in control or a significant change in the executive officer's regularly-scheduled work hours from those in effect at the time of the change in control. In the case of Senior Executive Officers' voluntary resignations at any time during the first year of the employment terms, or in the case of the other executive officers', voluntary resignation at any time during the first year of the employment term but after the termination or the announcement of the termination of Mr. Rieser's employment will also constitute resignation under circumstances which constitute a constructive discharge. Salary and bonus continuation payments to those executive officers who are not Senior Executive Officers are subject to reduction to the extent necessary so that no portion of those amounts will be subject to the excise tax imposed under the Internal Revenue Code on payments which may be deemed to be "excess parachute payments". The compensation and benefits payable to the Senior Executive Officers under the Transitional Employment Agreements will be increased to the extent necessary to gross-up such compensation and benefits, or the compensation and benefits payable under any other plan or program of the Company, to the extent the Senior Executive Officer would be subject to the excise tax upon the receipt thereof.

  The Company has also entered into Supplemental Pension Agreements with Messrs. Heytow and Rieser. Under these Agreements, the Company is obligated to provide at a prescribed retirement date, a supplemental pension in the form of a life and 15-year certain annuity based upon a percentage of the executive officer's final base salary. Mr. Heytow's retirement date is January 1, 2007 and the percentage of final base salary to be used in determining his benefit is 25%; Mr. Rieser's retirement date is January 1, 2015 and the percentage of final base salary is 50%. In the event of termination of employment prior to the applicable retirement date, the supplemental pension payable at the retirement date will be prorated based on years of service from October 1994 to the date of his termination of employment. No proration of the amount of the supplemental pension payable is required, however, if the termination of the executive officer's employment was involuntary (other than for cause) or voluntary following an event that would constitute a constructive discharge as defined in the Transitional

Employment Agreements (without regard to whether or not a change in control has occurred). An actuarially reduced supplemental pension may be paid prior to the applicable retirement date to the executive officer in the event of termination of employment prior to such date.

  The Company has entered into Agreements Regarding Post-Employment Restrictive Covenants with Messrs. Heytow, Rieser and Paris, under which the executive officers agree that following termination of employment for any reason other than death, the executive officer will not, for a period of twenty-four months, directly or indirectly solicit any customer of the Company or its affiliates not to do business with the Company or such affiliates or to solicit or encourage any employee of the Company or its affiliates to terminate his or her employment. In addition, the Agreements impose confidentiality obligations on the executive officer. As consideration for the restrictive covenants, the Company is obligated to pay 12 annual payments of $80,000 each to Messrs. Heytow and Rieser and of $25,000 to Mr. Paris.

                              OPTION GRANTS TABLE

  The following table sets forth certain information concerning grants of stock options during the year ended December 31, 1999 to each of the executive officers named in the Summary Compensation Table.

                                                 Individual Grants
                          ---------------------------------------------------------------
                          Number of
                          Securities Percent of Total
                          Underlying Options Granted
                           Options   to Directors and  Exercise
                           Granted     Employees in     Price    Expiration  Grant Date
     Name                  (#) (1)   Fiscal Year (2)  ($/Sh) (3)    Date    Value ($) (4)
     ----                 ---------- ---------------- ---------- ---------- -------------
Eugene P. Heytow........    20,000        16.06         18.25     1/26/09      99,600
Richard M. Rieser, Jr...    20,000        16.06         18.25     1/26/09      99,600
Frank M. Paris..........     6,000         4.82         18.25     1/26/09      29,880
George C. Clam..........     4,500         3.61         18.25     1/26/09      22,410
William E. Navolio......     4,500         3.61         18.25     1/26/09      22,410

--------
(/1/) Represents stock options issued under the Company's Amended and Restated
      1987 Stock Option Plan. The options were granted for a term of 10 years subject to earlier termination because of death or permanent disability. The options become 33.3% vested on the first anniversary date of grant and vest an additional 33.3% on each subsequent anniversary; however, in the event of a change in control, the options immediately become 100% vested.
(/2/) The percentages shown in the table are based on total options granted to directors and employees in 1999 of 124,500 shares of the Company's Common Stock.
(/3/) The exercise price of each stock option was the closing market price of
      Common Stock on the day preceding the date of grant.
(/4/) The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 risk-free interest rate of 6.57%; dividend yield of 2.8%; volatility factor of the expected market price of the Company's Common Stock of 27.8%, and a weighted-average expected life of the option of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                      AND
                            YEAR-END OPTION VALUES

  The following table sets forth the indicated year-end 1999 value and number of unexercised options for each of the executive officers named in the Summary Compensation Table.

                                                                     Value of
                                                      Number of    Unexercised
                                                     Unexercised   In-the-Money
                                                     Options at     Options at
                                                      12-31-99     12-31-99 (1)
                                                    ------------- --------------
                          Shares Acquired   Value   Exercisable/   Exercisable/
                            on Exercise    Realized Unexercisable Unexercisable
     Name                       (#)          ($)         (#)           ($)
     ----                 ---------------  -------- ------------- --------------
Eugene P. Heytow.........         --            --  65,150/37,600 657,415/88,360
Richard M. Rieser, Jr....     25,000       316,063  40,150/37,600 331,977/88,360
Frank M. Paris...........         --            --  37,450/14,800 409,760/43,180
George C. Clam...........      7,000(/2/)   97,160   17,850/8,900 185,678/22,417
William E. Navolio.......         --            --   24,850/8,900 296,838/22,417

--------
(/1/) Based on Company's Common Stock price on December 31, 1999 of $18.50 per share.
(/2/) On January 10, 2000, Mr. Clam exercised options on 4,250 shares at a price of $2.62 with realized value of $61,115. These shares are included as owned by Mr. Clam in the Security Ownership of Management table which is dated March 17, 2000. If Mr. Clam's exercise was reflected in this table, his Unexercised Options would have been 13,600 rather than 17,850, and his Unexercised In-the-Money Options value would have been $118,188 rather than $185,678.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  The following tables set forth information concerning the beneficial ownership of the Company's Common Stock, as of March 17, 2000, by: (1) each person known to the Company to be the beneficial owner of more than 5% of its Common Stock; (2) each director and named executive officer of the Company; and (3) all directors and executive officers of the Company as a group. Information relating to persons other than directors and executive officers of the Company is taken from the most recent Schedule 13G filed by such persons with the Securities and Exchange Commission. The address of all such persons unless otherwise stated is c/o the Company, 1400 Sixteenth Street, Oak Brook, Illinois 60523.

                     Security Ownership of Management(/1/)

                                                                  Amount and
                                                                  Nature of        Acquirable
                                                                  Beneficial       Within 60  Percent of
Title of Class             Name of Beneficial Owner             Ownership(/2/)     Days(/3/)  Class(/4/)
--------------             ------------------------             --------------     ---------- ----------
Common          Eugene P. Heytow...............................         920(/5/)     73,417      1.10
                Richard M. Rieser, Jr..........................     355,030(/6/)     48,417      5.96
                Frank M. Paris.................................     357,824(/7/)     40,250      5.88
                Miriam Lutwak Fitzgerald.......................     616,246(/8/)      6,834      9.20
                Geoffrey R. Stone..............................       3,000           3,834         *
                Robert M. Wrobel...............................       1,158               0         *
                Michael L. Stein...............................       2,500           2,167         *
                Stuart I. Greenbaum............................         500(/9/)      2,167         *
                John W. Ballantine.............................       1,000               0         *
                George C. Clam.................................      23,794(/10/)    15,500         *
                William E. Navolio.............................         283(/11/)    26,750         *
                All Directors and Executive Officers as a Group
                (12 Persons)...................................   1,372,255         237,836     23.77

--------
  *Denotes less than 1% ownership.

             Security Ownership of Certain Beneficial Owners(/1/)

      Title
        of           Name and Address              Amount and Nature          Percent
      Class         of Beneficial Owner       of Beneficial Ownership(/2/) of Class(/4/)
      -----         -------------------       ---------------------------- -------------
      Common  Mitzi Heytow                              679,548                10.03
              c/o Amalgamated Bank of Chicago
              One West Monroe Street
              Chicago, Illinois 60603

                                   FOOTNOTES

(1) Shares of stock deemed beneficially owned at March 17, 2000.
(2) The nature of beneficial ownership for shares shown in an individual's name is sole voting and investment power unless otherwise indicated.
(3) Reflects the number of shares that could be purchased by exercise of options available as of March 17, 2000 or within 60 days thereafter under the Company's 1987 Amended and Restated Stock Option Plan.
(4) The percentage of Common Stock ownership was calculated with an outstanding share amount which included 326,811 shares which could be acquired within 60 days under exercisable options.
(5) Excludes 679,548 shares of Common Stock held solely by Mitzi Heytow, Mr. Heytow's spouse, in and over which he disclaims beneficial interest and voting and investment power.

(6) Includes 12,374 shares of Common Stock held in joint tenancy with Mr. Rieser's spouse, which shares are deemed to be shared as to beneficial interest and voting and investment power. Excludes 9,078 shares of Common Stock held solely by Mr. Rieser's spouse in and over which he disclaims beneficial interest and voting and investment power. Excludes 12,796 shares of Common Stock held by Mr. Rieser's adult children in and over which he disclaims beneficial interest and voting and investment power. Excludes 5,830 shares of Common Stock held by an irrevocable trust of which Mr. Rieser is the co-trustee for the benefit of his son in which he disclaims any present beneficial interest but over which he has shared voting and investment power. Excludes 8,718 shares of Common Stock held by Mr. Rieser's mother's testamentary trust in and over which he disclaims any present beneficial interest but over which he has shared voting and investment power.
(7) Excludes 11,248 shares of Common Stock held by Mr. Paris' adult children in and over which he disclaims beneficial interest and voting and investment power.
(8) Excludes 20,400 shares of Common Stock held by Dr. Fitzgerald as custodian for the benefit of her minor children in which she disclaims beneficial interest but over which she exercises voting and investment power. Includes 615,638 shares of Common Stock of which 307,814 is held by an irrevocable insurance trust and 307,824 is held by a revocable trust of which Dr. Fitzgerald is the custodian for the benefit of her minor children in which she disclaims any present beneficial interest but over which she exercises voting and investment power.
(9) Represents 500 shares of Common Stock held solely by Mr. Greenbaum's spouse.
(10) Includes 7,000 shares of Common Stock held solely by Mr. Clam's spouse.
(11) Excludes 240 shares of Common Stock held by Mr. Navolio's spouse in and over which he disclaims beneficial interest and voting and investment power.

ITEM 13. Certain Relationships and Related Transactions

  During 1999, directors and executive officers of the Company and their associates were customers of and had transactions with the Company's subsidiary bank. All such transactions were in the ordinary course of business.

  The subsidiary bank has made loans to certain of the directors and executive officers of the Company. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

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

Exhibit (10.16)
            First Oak Brook Bancshares, Inc. Directors Stock Plan (Form S-8 filed October 25, 1999, incorporated herein by reference).

Exhibit (13)
            Previously filed.

Exhibit (21)
            Previously filed.

Exhibit (23.1)
            Previously filed.

Exhibit (23.2)
            Previously filed.

Exhibit (27)
            Previously filed.

Exhibit (99)
            Previously filed.

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

                                          Date: June 2, 2000


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Eugene P. Heytow            Chairman of the Board and     June 2, 2000
______________________________________  Chief Executive Officer
           Eugene P. Heytow

        /s/ Frank M. Paris             Vice Chairman of the Board    June 2, 2000
______________________________________
            Frank M. Paris

    /s/ Richard M. Rieser, Jr.         President, Assistant          June 2, 2000
______________________________________  Secretary, and Director
        Richard M. Rieser, Jr.

   /s/ Miriam Lutwak Fitzgerald        Director                      June 2, 2000
______________________________________
       Miriam Lutwak Fitzgerald

      /s/ Geoffrey R. Stone            Director                      June 2, 2000
______________________________________
          Geoffrey R. Stone

       /s/ Michael L. Stein            Director                      June 2, 2000
______________________________________
           Michael L. Stein

     /s/ Stuart I. Greenbaum           Director                      June 2, 2000
______________________________________
         Stuart I. Greenbaum

        /s/ Robert Wrobel              Director                      June 2, 2000
______________________________________
            Robert Wrobel

      /s/ John W. Ballantine           Director                      June 2, 2000
______________________________________
          John W. Ballantine

       /s/ Rosemarie Bouman            Vice President and Chief      June 2, 2000
______________________________________  Financial Officer
           Rosemarie Bouman