Form 10-Q
period 2000-06-30
FIRST OAK BROOK BANCSHARES INC
filed 2000-08-14
CIK 717837

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

                For the quarterly period ended:  JUNE 30, 2000

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

Indicate number of shares outstanding of each of the issuer's classes of common stock. As of August 9, 2000, 6,386,195 shares of common stock were outstanding.

================================================================================

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                                     Page
                                                                     ----
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

   Condensed consolidated balance sheets
     June 30, 2000 and December 31, 1999                             3

   Condensed consolidated statements of income
     Three and six months ended June 30, 2000 and 1999               5

   Condensed consolidated statements of cash flows
     Six months ended June 30, 2000 and 1999                         7

   Notes to condensed consolidated financial
     statements -- June 30, 2000                                     8

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            11

Part II.  Other Information
---------------------------

Item 1.   Legal Proceedings                                          *
Item 2.   Changes in Securities                                      *
Item 3.   Defaults upon Senior Securities                            *
Item 4.   Submission of Matters to a Vote of Security Holders       20
Item 5.   Other Information                                          *
Item 6.   Exhibits and Reports on Form 8-K                          20

Signatures                                                          21
----------

*  Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (In Thousands)

                                                June 30,    December 31,
                                                  2000         1999
                                               ----------   ----------
Assets
------

Cash and due from banks                        $   53,115     $   47,080

Federal funds sold and securities purchased
  under agreements to resell                       61,900              -

Interest-bearing deposits with banks                  119            488

Securities held-to-maturity, at
  amortized cost (fair value, $118,543
  and $93,202 at June 30, 2000
  and December 31, 1999, respectively)            119,875         94,425

Securities available-for-sale, at
  fair value                                      236,744        254,182

Loans, net of unearned discount                   789,586        719,969
  Less allowance for loan losses                   (5,261)        (4,828)
                                               ----------     ----------

    Net loans                                     784,325        715,141
                                               ----------     ----------

Premises and equipment, net                        21,992         21,809

Other assets                                       14,477         13,231
                                               ----------     ----------

    Total assets                               $1,292,547     $1,146,356
                                               ==========     ==========

                                  (Unaudited)
                    (In Thousands Except Share Information)

                                                          June 30,      December 31,
                                                            2000           1999
                                                         ----------     ----------
Liabilities
-----------

Noninterest-bearing demand deposits                      $  203,397     $  196,243
Interest-bearing deposits:
  Savings deposits and NOW accounts                         134,516        171,135
  Money market accounts                                      97,420         57,186
  Time deposits
    Under $100,000                                          275,523        236,108
    $100,000 and over                                       253,591        233,400
                                                         ----------     ----------
  Total interest-bearing deposits                           761,050        697,829
                                                         ----------     ----------

    Total deposits                                          964,447        894,072

Federal funds purchased and securities sold under
  agreements to repurchase and other short term debt         80,892         78,008
Treasury, tax and loan demand notes                          83,630         20,000
Federal Home Loan Bank borrowings                            73,000         63,000
Other liabilities                                             9,510         11,277
                                                         ----------     ----------

    Total liabilities                                     1,211,479      1,066,357
                                                         ----------     ----------

Shareholders' Equity
--------------------

Preferred stock, series B, no par value, authorized--
  100,000 shares, issued--none                                    -              -
Common stock, $2 par value, authorized--16,000,000
  shares at June 30, 2000 and December 31, 1999,
  issued--7,283,256 shares at June 30, 2000 and
  December 31, 1999, outstanding--6,461,195
  shares at June 30, 2000 and 6,531,314 shares
  at December 31, 1999.                                      14,567         14,567
Surplus                                                      11,900         11,985
Accumulated other comprehensive loss                         (2,508)        (1,245)
Retained earnings                                            66,172         62,356
Less cost of shares in treasury, 822,061 and
  751,942 common shares at June 30, 2000 and
  December 31, 1999, respectively.                           (9,063)        (7,664)
                                                         ----------     ----------

  Total shareholders' equity                                 81,068         79,999
                                                         ----------     ----------

  Total liabilities and shareholders' equity             $1,292,547     $1,146,356
                                                         ==========     ==========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In Thousands)

                                                          Three Months       Six Months
                                                         ended June 30,    ended June 30,
                                                        ----------------  ----------------
                                                          2000     1999     2000     1999
                                                        -------  -------  -------  -------
Interest income:
  Interest and fees on loans                            $14,876  $12,387  $28,420  $24,295
  Interest on securities:
    U.S. Treasury and Government agencies                 4,735    3,114    9,394    6,051
    Obligations of states and political subdivisions        756      724    1,491    1,390
    Other securities                                        178      111      395      482
  Interest on Federal funds sold and securities
    purchased under agreements to resell                    542      404      684      575
  Interest on deposits with banks                             3      201        9      396
                                                        -------  -------  -------  -------

    Total interest income                                21,090   16,941   40,393   33,189
                                                        -------  -------  -------  -------

Interest expense:
  Interest on savings deposits and NOW accounts           1,037    1,200    2,146    2,419
  Interest on money market accounts                         962      409    1,610      726
  Interest on time deposits                               7,554    5,605   14,393   10,804
  Interest on Federal funds purchased and securities
    sold under agreements to repurchase                   1,551      703    2,944    1,289
  Interest on treasury, tax and loan demand notes           548       81      686      150
  Interest on Federal Home Loan Bank borrowings           1,089      980    2,024    1,919
                                                        -------  -------  -------  -------

    Total interest expense                               12,741    8,978   23,803   17,307
                                                        -------  -------  -------  -------

Net interest income                                       8,349    7,963   16,590   15,882

Provision for loan losses                                   225      210      450      420
                                                        -------  -------  -------  -------
Net interest income after provision for loan losses     $ 8,124  $ 7,753  $16,140  $15,462
                                                        -------  -------  -------  -------

                                  (Unaudited)
                    (In Thousands Except Share Information)

                                               Three Months                   Six Months
                                               ended June 30,                ended June 30,
                                           ----------------------        ----------------------
                                             2000            1999           2000          1999
                                           ------          ------        -------       -------
Other income:
  Service charges on deposit accounts      $1,137          $  921        $ 2,188       $ 1,743
  Investment management and trust fees        317             320            585           566
  Merchant card processing fees               630             479          1,188           859
  Fees on mortgages sold                       46             138             74           267
  Income from revenue sharing agreement       225             225            450           450
  Investment securities gains, net              -             101             38           101
  Other operating income                      238             255            464           509
                                           ------          ------        -------       -------
Total other income                          2,593           2,439          4,987         4,495
                                           ------          ------        -------       -------

Other expenses:
  Salaries and employee benefits            4,259           3,981          8,469         7,914
  Occupancy expense                           420             384            871           812
  Equipment expense                           484             443            962           881
  Data processing                             249             245            483           485
  Professional fees                           128             223            277           349
  Postage, stationery and supplies            225             219            417           422
  Advertising and business development        338             310            706           615
  Merchant interchange expense                469             381            907           675
  Other operating expenses                    362             348            670           660
                                           ------          ------        -------       -------

Total other expenses                        6,934           6,534         13,762        12,813
                                           ------          ------        -------       -------

Income before income taxes                  3,783           3,658          7,365         7,144
                                           ------          ------        -------       -------

Income tax expense                          1,103           1,040          2,141         2,032
                                           ------          ------        -------       -------

Net income                                 $2,680          $2,618        $ 5,224       $ 5,112
                                           ======          ======        =======       =======

Basic earnings per share                   $  .41          $  .40        $   .81       $   .77
                                           ======          ======        =======       =======
Diluted earnings per share                 $  .41          $  .39        $   .80       $   .76
                                           ======          ======        =======       =======

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited) (In Thousands)

                                                                            Six months
                                                                          ended June 30,
                                                                   -------------------------
                                                                     2000             1999
                                                                   --------        ---------
Cash flows from operating activities:
  Net income                                                       $  5,224        $   5,112
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, accretion and amortization                          1,259            1,106
    Provision for loan losses                                           450              420
    Investment securities gains, net                                    (38)            (101)
    Revenue sharing agreement                                          (130)            (113)
    FHLB stock dividend                                                (106)               -
    Origination of real estate loans for sale                        (5,797)         (23,758)
    Proceeds from sale of real estate loans originated for sale       5,589           25,431
    Increase in other assets                                         (1,116)          (1,873)
    Increase (decrease) in other liabilities                         (1,116)             842
                                                                   --------        ---------
Net cash provided by operating activities                             4,219            7,066
                                                                   --------        ---------
Cash flows from investing activities:
  Securities held-to-maturity:
    Purchases                                                       (32,769)         (16,698)
    Proceeds from maturities, call and paydowns                       7,368           62,213
  Securities available-for-sale:
    Purchases                                                        (5,822)        (198,887)
    Proceeds from maturities, calls and paydowns                     18,387           62,151
    Proceeds from sales                                               2,858           87,297
  Increase in loans                                                 (69,426)         (50,720)
  Purchases of premises and equipment                                (1,246)            (705)
                                                                   --------        ---------
Net cash used in investing activities                               (80,650)         (55,349)
                                                                   --------        ---------
Cash flows from financing activities:
  Increase (decrease) in noninterest-bearing demand deposits          7,154           (2,384)
  Increase in interest-bearing deposit accounts                      63,221           67,330
  Increase in treasury, tax and loan demand notes                    63,630           13,753
  Proceeds from Federal Home Loan Bank borrowings                    15,000           10,500
  Repayment of Federal Home Loan Bank borrowings                     (5,000)               -
  Increase (decrease) in short term debt                              2,884          (12,156)
  Purchase of treasury stock                                         (1,938)            (154)
  Exercise of stock options                                             454              411
  Cash dividends                                                     (1,408)          (1,220)
                                                                   --------        ---------
Net cash provided by financing activities                           143,997           76,080
                                                                   --------        ---------
Net increase in cash and cash equivalents                            67,566           27,797
Cash and cash equivalents at beginning of period                     47,568           42,432
                                                                   --------        ---------
Cash and cash equivalents at end of period                         $115,134        $  70,229
                                                                   ========        =========
Supplemental disclosures:
  Interest paid                                                    $ 25,437        $  16,590
  Income taxes paid                                                   2,550            2,372
                                                                   ========        =========

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)


1. Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1999.

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

     The summary of these commitments to extend credit follows (in thousands):


                                   June 30,    December 31,
                                    2000          1999
                               ------------------------------

        Commercial                $ 66,139      $ 59,984
        Commercial mortgage         22,345        24,389
        Home equity                112,887       110,699
        Check credit                   819           834

3. Shareholders' Equity:

     Shares authorized, issued and outstanding are as follows:


                                                  June 30,   December 31,
                                                    2000         1999
                                                --------------------------
     Preferred Stock, Series B, no par value:
        Authorized                                 100,000       100,000
        Issued                                           -             -
        Outstanding                                      -             -

     Common Stock, $2.00 par value:
        Authorized                              16,000,000    16,000,000
        Issued                                   7,283,256     7,283,256
        Outstanding                              6,461,195     6,531,314


     On April 18, 2000 the Board declared the quarterly cash dividend of $.11 per share payable July 21, 2000 to shareholders of record on July 10, 2000.


4. Earnings per Share:

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the diluted effect of outstanding stock options.

     The following table sets forth the denominator used for basic and diluted earnings per share for the periods ended June 30, 2000 and 1999:

                                              Three Months                   Six Months
                                             ended June 30,                ended June 30,
                                            2000        1999            2000            1999
                                         -----------------------------------------------------
     Denominator for basic earnings
      per share - weighted average
        shares                           6,465,515   6,615,588       6,479,608       6,601,601
     Effect of diluted securities:
      Stock options issued to
        employees and directors             74,606     127,448          84,698         132,211
                                         ---------   ---------       ---------       ---------

     Denominator for diluted
      earnings per share                 6,540,121   6,743,036       6,564,306       6,733,812
                                         =========   =========       =========       =========


5. Loans

The following table provides the book value of loans outstanding, by major classification, as of the dates indicated:


                                       June 30,     December 31,
                                         2000           1999
                                       --------     ------------

   Commercial                          $128,336       $107,557
   Real estate loans:
     Construction loans                  33,310         22,566
     Commercial mortgage                168,350        158,008
     Residential mortgage               128,466        120,191
     Home equity loans                   93,988         85,343
   Indirect automobile loans            226,444        215,364
   Consumer loans                        10,909         11,274
                                       --------       --------
   Total loans                          789,803        720,303
   Less unearned discount                  (217)          (334)
                                       --------       --------
   Loans, net of unearned discount     $789,586       $719,969
                                       ========       ========


6. Comprehensive Income

     The Company's comprehensive income consists of net income and unrealized gains or losses on securities available-for-sale, net of tax, and is presented as a separate component of Shareholders' Equity. Comprehensive income for the periods ended June 30, 2000 and 1999 is as follows:

                                                         Three Months            Six Months
                                                        ended June 30,         ended June 30,
                                                       2000      1999         2000      1999
                                                      ----------------      -----------------
    Net income                                        $2,680   $ 2,618      $ 5,224   $ 5,112

    Other comprehensive income, net of tax:
      Unrealized holding loss on
        securities during the period                    (276)   (2,115)      (1,238)   (2,127)
      Reclassification adjustment
        of realized gain on investment
        sales included in net income                       -       (67)         (25)      (67)
                                                      ------   -------      -------   -------

    Total comprehensive income                        $2,404   $   436      $ 3,961   $ 2,918
                                                      ======   =======      =======   =======

7. Restatement and Reclassification:

     Certain amounts in the June 30, 1999 interim condensed consolidated financial statements have been reclassified to conform to their 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Second Quarter Results
-------------------

Net income for the second quarter of 2000 was $2,680,000 compared with $2,618,000 earned in the second quarter of 2000, an increase of 2%. Basic earnings per share for the second quarter of 2000 were $.41 as compared to $.40 for 1999, while diluted earnings per share were $.41 for 2000 compared with $.39 for 1999, an increase of 5%.

Key performance indicators for the 2000 second quarter show a return on average assets of .87% compared with 1.00% for the 1999 second quarter. For the second quarter of 2000, the return on average shareholders' equity was 13.49% compared with 13.25% for the same quarter of 1999.

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $386,000 or 5% from the second quarter of 1999. This increase is attributable to an 18% increase in average interest earning assets offset by a 38 basis point decrease in the net interest margin to 2.99% from 3.37% for the same period last year.

The net interest margin narrowed due to the yield on average earning assets increasing 37 basis points to 7.38% while the cost of deposits and other borrowed funds rose 75 basis points to 5.38% for the second quarter of 2000.

Average balances and effective interest yields and rates on a tax equivalent basis for the second quarters ended June 30, 2000 and 1999 were as follows (dollars in thousands):

                                                                     2000                                 1999
                                                       --------------------------           -------------------------
                                                                 Interest                             Interest
                                                       Average    Income/  Yield/           Average    Income/  Yield/
                                                       Balance    Expense    Rate           Balance    Expense    Rate
                                                    ----------    -------    ----        ----------    -------    ----
Federal funds sold                                  $   35,106    $   542    6.21%       $   33,869    $   404    4.78%
Interest-bearing deposits with banks                       204          3    6.18            11,701        201    6.90
Securities/1/                                          360,591      5,965    6.65           270,919      4,242    6.28
Loans/1/                                               772,064     14,919    7.77           672,313     12,433    7.42
                                                    ----------    -------    ----        ----------    -------    ----
Total earning assets/interest income                $1,167,965    $21,429    7.38%       $  988,802    $17,280    7.01%

Cash and due from banks                                 42,233                               38,958
Other assets                                            35,431                               30,524
Allowance for loan losses                               (5,193)                              (4,415)
                                                    ----------                           ----------
Total average assets                                $1,240,436                           $1,053,869
                                                    ==========                           ==========

Interest-bearing deposits                           $  741,175    $ 9,553    5.18%       $  642,466    $ 7,214    4.50%
Short-term debt                                        138,636      2,099    6.09            67,590        784    4.65
FHLB borrowings                                         73,000      1,089    6.00            68,000        980    5.78
                                                    ----------    -------    ----        ----------    -------    ----
Total interest-bearing liabilities/
 interest expense                                   $  952,811    $12,741    5.38%       $  778,056    $ 8,978    4.63%

Demand deposits                                        198,023                              186,934
Other liabilities                                        9,728                                9,622
                                                    ----------                           ----------
Total liabilities                                   $1,160,562                           $  974,612
Shareholders' equity                                    79,874                               79,257
                                                    ----------                           ----------
Total liabilities and shareholders' equity          $1,240,436                           $1,053,869
                                                    ==========                           ==========

Net interest income/1//spread                                     $ 8,688    2.00%                     $ 8,302    2.38%
                                                                  =======    ====                      =======    ====

Net interest margin/1/                                                       2.99%                                3.37%
                                                                             ====                                 ====

Average loans for the second quarter of 2000 grew $100 million or 15%, in comparison to the second quarter of 1999. As shown in the following table, the increase is primarily attributable to indirect auto loans, commercial real estate loans, home equity and commercial loans. See Note 5 for loan growth since year end.

Average loans by type and yield for the quarter ended June 30,

(Dollars in thousands)                  2000                   1999
                                  ----------------------------------------
                                   Amount     Yield       Amount     Yield
                                  ----------------------------------------
Commercial/1/                     $119,637    8.56%      $108,259    7.57%
Real estate loans:
  Commercial real estate           197,094    8.37%       177,654    8.01%
  Residential mortgage             126,948    7.09%       119,251    6.98%
  Home equity loans                 92,986    8.19%        76,869    7.29%
Indirect automobile loans          223,895    6.98%       178,790    7.01%
Consumer loans                      11,504    8.85%        11,490    8.46%
                                  --------    ----       --------    ----
Total Loans/1/                    $772,064    7.77%      $672,313    7.42%
                                  ========    ====       ========    ====

_____________________

/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

In addition to loan growth, the average balance of securities increased $90 million due primarily to an increase in U.S. Government Agency Securities.

Average interest-bearing liabilities increased $175 million or 22% as compared to the second quarter of 2000. Average interest-bearing deposits increased $99 million (primarily time deposits) due to successful retail deposit promotions, increased municipal deposits and the opening of the LaGrange office in 1999. Average short-term debt has also increased $71 million due to special treasury, tax and loan short term funding and repurchase agreements. Since December 31, 1999, time deposits increased $60 million and money market accounts increased $40 million primarily in response to successful retail deposit promotions.

The Company recorded a provision for loan losses of $225,000 for the second quarter of 2000 compared to $210,000 for the second quarter of 1999. This increase was due to the continued growth of the loan portfolio. However, despite average growth in the loan portfolio of 15%, the Company continues to experience low levels of nonperforming loans and net charge-offs. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Excluding security gains, total other income increased $255,000 or 11%. Service charges on deposit accounts increased $216,000 primarily due to an increase in deposit account service fees and new cash management customers.

Merchant card processing fees increased $151,000 primarily due to new merchant accounts and rate increases to offset higher interchange fees. The number of merchant outlets at June 30, 2000 increased to 237 as compared to 212 at June 30, 1999. Merchant interchange expense (in other operating expenses) rose $88,000 as compared to the second quarter of 1999.

Fees on mortgages sold, servicing released, decreased $92,000 as compared to the second quarter of 1999. During the second quarter of 1999, the mortgage market was strong; however, due to higher interest rates in 2000, mortgage loan refinance activity has slowed. Fee income is shown net of commissions paid to the mortgage originators.

Total other expenses increased $400,000 or 6%. Annualized operating expenses as a percentage of average assets decreased to 2.3% for 2000 compared with 2.5% for 1999. Annualized net overhead expenses as a percentage of average assets decreased to 1.5% for 2000 compared to 1.7% for 1999. The efficiency ratio (other expenses divided by net interest income and other income) was 63.4% in 2000 as compared to 62.8% in 1999. The increase in operating expenses was primarily due to higher compensation costs and higher costs associated with the LaGrange branch that opened in September 1999. The decrease in professional fees is due to the 1999 corporate structure changes.

Earnings Highlights - Six Month Results
-------------------

Net income for the six months ended June 30, 2000 was $5,224,000, compared with $5,112,000 earned in 1999, an increase of 2%. Basic earnings per share for the first six months of 2000 were $.81 as compared to $.77 earned in 1999 while diluted earnings per share were $.80 in 2000 as compared to $.76 in 1999, an increase of 5%.

Key performance indicators for the six month period show a return on average assets of .87% compared with 1.00% for the comparable period in 1999. The return on average shareholders' equity for the first six months of 2000 was 13.18% compared with 13.12% for 1999.

Net interest income for the first six months of 2000, on a tax equivalent basis, increased $729,000 or 4%. This increase is due to a 18% increase in average earning assets offset by a 41 basis point decrease in the net interest margin to 3.06% in 2000 from 3.47% in 1999.

The net interest margin narrowed due to the yield on average earning assets increasing 19 basis points to 7.28% while the cost of deposits and other borrowed funds rose 57 basis points to 5.20% for the first six months of 2000.

Average balances and effective interest yields and rates on a tax equivalent basis for the first six months of 2000 and 1999 were as follows (dollars in thousands):

                                                                 2000                                   1999
                                                   -------------------------------        ------------------------------
                                                                 Interest                               Interest
                                                      Average    Income/   Yield/            Average    Income/   Yield/
                                                      Balance    Expense    Rate             Balance    Expense    Rate
                                                   ----------    -------    ----          ----------    -------    ----
Federal funds sold                                 $   23,229    $   684    5.92%         $   24,337    $   575    4.76%
Interest-bearing deposits with banks                      298          9    6.22              11,610        396    6.89
Securities/2/                                         360,803     11,864    6.61             265,759      8,487    6.44
Loans/1/                                              750,061     28,508    7.64             660,381     24,382    7.45
                                                   ----------    -------    ----          ----------    -------    ----
Total earning assets/interest income               $1,134,391    $41,065    7.28%         $  962,087    $33,840    7.09%

Cash and due from banks                                42,570                                 39,208
Other assets                                           34,651                                 30,117
Allowance for loan losses                              (5,066)                                (4,468)
                                                   ----------                             ----------
Total average assets                               $1,206,546                             $1,026,944
                                                   ==========                             ==========

Interest-bearing deposits                          $  724,512    $18,149    5.04%         $  623,677    $13,949    4.51%
Short-term debt                                       126,452      3,630    5.77              63,845      1,439    4.55
FHLB borrowings                                        68,660      2,024    5.93              66,931      1,919    5.78
                                                   ----------    -------    ----          ----------    -------    ----
Total interest-bearing liabilities/
 interest expense                                  $  919,624    $23,803    5.20%         $  754,453    $17,307    4.63%

Demand deposits                                       197,318                                184,372
Other liabilities                                       9,889                                  9,566
                                                   ----------                             ----------
Total liabilities                                  $1,126,831                             $  948,391
Shareholders' equity                                   79,715                                 78,553
                                                   ----------                             ----------
Total liabilities and shareholders'
 equity                                            $1,206,546                             $1,026,944
                                                   ==========                             ==========

Net interest income/1//spread                                    $17,262    2.08%                       $16,533    2.46%
                                                                 =======    ====                        =======    ====

Net interest margin/1/                                                      3.06%                                  3.47%
                                                                            ====                                   ====

________________________

/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Average loans for the first six month of 2000 grew $90 million or 14%, in comparison to the first six months of 1999. As shown in the following table, the increase is primarily attributable to indirect auto loans, commercial real estate loans and home equity loans. See Note 5 for loan growth since year end.

Average loans by type and yield for the six months ended June 30,

(Dollars in thousands)                                          2000               1999
                                                          -----------------------------------
                                                            Amount     Yield   Amount   Yield
                                                          -----------------------------------
Commercial /1/                                             $112,863    8.35%  $109,154  7.62%
Real estate loans:
 Commercial real estate                                     191,752    8.21%   171,949  8.05%
 Residential mortgage                                       124,590    7.08%   119,168  7.04%
 Home equity loans                                           90,151    7.98%    75,101  7.26%
Indirect automobile loans                                   219,134    6.92%   173,347  7.02%
Consumer loans                                               11,571    8.51%    11,662  8.42%
                                                           --------    ----   --------  ----
Total Loans/1/                                             $750,061    7.64%  $660,381  7.45%
                                                           ========    ====   ========  ====

In addition to loan growth, the average balance of securities increased $95 million due primarily to an increase in U.S. Government Agency Securities.

Average interest-bearing liabilities for the six months ended June 30, 2000 increased $165 million or 22% as compared to 1999. Average interest-bearing deposits increased $101 million due to successful retail deposit promotions, increased municipal deposits and the opening of the LaGrange office in 1999. Average short-term debt has also increased $63 million due to special treasury, tax and loan short term funding and repurchase agreements.

The Company recorded a provision for loan losses of $450,000 for the first six months of 2000 compared to $420,000 for the first six months of 1999. This increase was due to the continued growth of the loan portfolio. However, despite average growth in the loan portfolio of 14%, the Company has continued to experience low levels of nonperforming loans and net charge-offs. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Total other income increased $492,000 or 11%. Service charges on deposit accounts increased $445,000 primarily due to an increase in deposit account service fees and new cash management customers.

Merchant card processing fees increased $329,000 primarily due to new merchant accounts and rate increases to offset higher interchange fees. Merchant interchange expense (in other operating expenses) rose $232,000 as compared to the same period of 1999.

Fees on mortgages sold, servicing released, decreased $193,000 as compared to the first six months of 1999. During the first half of 1999, the mortgage market was strong; however, due to higher interest rates in 2000, mortgage loan refinance activity has slowed. Fee income is shown net of commissions paid to the mortgage originators.

Total other expenses increased $949,000 or 7%. Annualized operating expenses as a percentage of average assets decreased to 2.3% for 2000 compared with 2.5% for 1999. Annualized net overhead expenses as a percentage of average assets decreased to 1.6% for 2000 compared to 1.7% for 1999. The efficiency ratio (other expenses divided by net interest income and other income) was 63.8% in 2000 as compared to 62.9% in 1999. The increase in operating expenses was primarily due to higher compensation costs and higher costs associated with the LaGrange branch that opened in September 1999. The decrease in professional fees is due to the 1999 corporate structure changes.

Asset Quality
-------------

Asset quality remains strong, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing and other real estate owned) totaling $360,000 at June 30, 2000. Net charge-offs through June 30, 2000 totaled $17,000 compared to $392,000 in 1999. Management believes the allowance is at an adequate level commensurate with the risks inherent in the loan portfolio.

The following table summarizes the Company's nonperforming assets (in thousands):


                                                      June 30,   December 31,

                                                        2000           1999
                                                      ----------------------
Nonaccrual                                             $ 127          $  90
Loans which are past due 90 days or
  more and still accruing                                233            282
                                                       -----          -----
  Total nonperforming loans                              360            372
Other real estate owned                                    -              -
                                                       -----          -----
  Total nonperforming assets                           $ 360          $ 372
                                                       =====          =====

Nonperforming loans to loans outstanding                 .05%           .05%
Nonperforming assets to loans outstanding
  and other real estate owned                            .05%           .05%
Allowance for loan losses to nonperforming loans       14.61x         12.98x
Allowance for loan losses to loans outstanding           .67%           .67%
Net charge offs to average loans
  outstanding (annualized)                                  *           .07%

* Less than .01%

Capital
-------

Shareholders' equity totals $81.1 million. The Company and its subsidiary bank's Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and the Bank's capital also exceeds the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of June 30, 2000 and the minimum ratios for "well capitalized" banks.


                               Well         Company     Oak Brook
                           Capitalized   Consolidated      Bank
                           ------------  -------------  ----------

Tier 1 Risk-based                   *6%          9.40%       9.61%

Total Capital Ratio                *10%         10.00%      10.21%

Tier 1 Capital leverage             *5%          6.69%       6.84%

On January 27, 1998, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 200,000 shares of its common stock. This plan was completed in February 2000.

On January 25, 2000, the Board of Directors authorized a stock repurchase program which allows the Company to repurchase 200,000 shares (or approximately 3% of outstanding shares) of common stock through mid 2001. Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes.

During the second quarter, the Company repurchased 25,500 shares of its common stock at an average price of $14.32. As of June 30, 2000, approximately 86,000 shares are remaining to be purchased.

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

  Oak Brook Bank:

     . Federal funds lines aggregating $118 million with six correspondent banks, subject to continued good financial standing. As of June 30, 2000, all $118 million was available for use under these lines.

* more than or equal to

     . Additional reverse repurchase agreements with four brokerage firms are available based on the pledge of specific collateral and continued good financial standing of the Bank. As of June 30, 2000, approximately $43 million was available to the Bank under these agreements.

     . Additional advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of June 30, 2000, approximately $17 million remains available to the Bank under the FHLB agreements.

     . The Bank has a borrowing line of approximately $140 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral.

  Parent Company:

     . The Company has a revolving credit arrangement for $15 million. The line had a balance of $1,400,000 at June 30, 2000. The line matures on March 31, 2001 and is anticipated to be renewed annually.

Branch Expansion
----------------

The Company's primary strategy is to invest in future growth through branch expansion in the Chicago metropolitan area. This form of growth requires a significant investment in nonearning assets during the construction phase. Upon completion, for a time, expenses exceed the income of the branch. While new branches retard short-term earnings, we believe our market warrants judicious office additions.

In January, 2000, the Bank signed a lease for the rental of property at Huron and Dearborn Streets in Chicago, Illinois. This branch is expected to open during the fourth quarter of 2000. Costs incurred for the Chicago branch have been capitalized. The Company will begin to incur expenses, including depreciation, when the branch is put into service.

In April, 2000, the Bank signed a contract to acquire commercial property in the southwestern suburb of Bolingbrook, Illinois. The purchase is expected to close in January 2001, (subject to regulatory approval) and the branch is anticipated to open late in 2001.

New Subsidiary
--------------

Oak Brook Bank recently formed a wholly-owned subsidiary corporation for the purpose of real estate development. The Bank received state and federal approval for the subsidiary from the Illinois Office of Banks and Real Estate and the FDIC. Oak Brook Bank is one of the first banks in Illinois to obtain such approval. The approval allows Oak Real Estate Development Corporation to acquire, develop, rehabilitate, sell and/or rent single and multi-family residential real estate, residential apartment buildings and commercial properties that are part of or ancillary to residential real estate in Illinois. The Bank's current investment in this subsidiary is $100,000 and the maximum investment is limited to 2% of Tier 1 capital which approximates $1.7 million as of June 30, 2000.

Qualitative and Quantitative Disclosures about Market Risk
----------------------------------------------------------

As described in the 1999 Annual Report to shareholders, the Company manages its interest rate risk through measurement techniques which include a simulation model and gap analysis. As part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2000 has changed materially from that at December 31, 1999.

Forward Looking Statements
--------------------------

This quarterly report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ from these estimates. These factors include, but are not limited to, changes in: general economic conditions, interest rates, legislative or regulatory changes, loan demand, depositor preferences, construction or other delays relating to branch expansion and the ability to attract and retain experienced senior management. Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 2, 2000 at 1400 Sixteenth Street, Oak Brook Bank Conference Center, Oak Brook, Illinois.

Matters presented to the shareholders for vote were the election of directors, and the ratification of the selection of the independent auditors. The results of the votes on these matters are as follows:

ELECTION OF DIRECTORS
-----------------------
                                    Votes           Votes
                                     For           Withheld
                                     ---           --------

Frank Paris                       5,414,109          84,308

Robert Wrobel                     5,483,881          14,536

John Ballantine                   5,487,801          10,616


RATIFICATION OF THE SELECTION OF KPMG LLP AS INDEPENDENT AUDITORS FOR THE
-------------------------------------------------------------------------
COMPANY
-------

                                    For        Against     Abstain
                                ----------    --------     -------


Votes Received                   5,551,951       7,961       9,140

Percent of Eligible Vote              86.1%         .1%         .1%

The number of Common shares eligible to vote were 6,445,782.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits

         Exhibit (10.1)  Loan agreement between First Oak Brook Bancshares, Inc.
                         and LaSalle National Bank dated December 1, 1991 as amended May 1, 1999 filed herewith.

          Exhibit (11)   See Note 4 to the June 30, 2000 Form 10-Q.

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



Date   August 9, 2000               /S/ RICHARD M. RIESER, JR.
     ----------------           --------------------------------
                                       Richard M. Rieser, Jr.,
                                       President, Assistant
                                       Secretary, and Director



Date   August 9, 2000               /S/ ROSEMARIE BOUMAN
     ----------------           --------------------------------
                                       Rosemarie Bouman,
                                       Vice President, Chief
                                       Financial Officer and
                                       Chief Accounting Officer