Form 10-Q
period 2000-09-30
FIRST OAK BROOK BANCSHARES INC
filed 2000-11-13
CIK 717837

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

              For the quarterly period ended:  SEPTEMBER 30, 2000

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

Indicate number of shares outstanding of each of the issuer's classes of common stock. As of November 1, 2000, 6,368,845 shares of common stock were outstanding.

================================================================================

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                                                  Page
                                                                                  ----
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

      Condensed consolidated balance sheets
          September 30, 2000 and December 31, 1999                                   3

      Condensed consolidated statements of income
          Three and nine months ended September 30, 2000 and 1999                    5

      Condensed consolidated statements of cash flows
          Nine months ended September 30, 2000 and 1999                              7

      Notes to condensed consolidated financial
          statements -- September 30, 2000                                           8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                       11

Part II.  Other Information
---------------------------

Item 1.   Legal Proceedings                                                          *
Item 2.   Changes in Securities                                                      *
Item 3.   Defaults upon Senior Securities                                            *
Item 4.   Submission of Matters to a Vote of Security Holders                        *
Item 5.   Other Information                                                          *
Item 6.   Exhibits and Reports on Form 8-K                                          21

Signatures                                                                          22
----------

*  Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (In Thousands)

                                                 September 30,  December 31,
                                                     2000           1999
                                                  ----------     ----------
Assets
------

Cash and due from banks                           $   41,570     $   47,080

Federal funds sold and securities purchased
  under agreements to resell                          74,692              -

Interest-bearing deposits with banks                      70            488

Securities held-to-maturity, at
  amortized cost (fair value, $102,655
  and $93,202 at September 30, 2000
  and December 31, 1999, respectively)               103,143         94,425

Securities available-for-sale, at
  fair value                                         217,758        254,182

Loans, net of unearned discount                      810,686        719,969
  Less allowance for loan losses                      (5,489)        (4,828)
                                                  ----------     ----------

    Net loans                                        805,197        715,141
                                                  ----------     ----------

Premises and equipment, net                           22,257         21,809

Other assets                                          14,136         13,231
                                                  ----------     ----------

    Total assets                                  $1,278,823     $1,146,356
                                                  ==========     ==========

                                  (Unaudited)
                    (In Thousands Except Share Information)


                                                     September 30,  December 31,
                                                          2000          1999
                                                     -------------  ------------
Liabilities
-----------

Noninterest-bearing demand deposits                   $  205,194     $  196,243
Interest-bearing deposits:
  Savings deposits and NOW accounts                      132,921        171,135
  Money market accounts                                  110,357         57,186
  Time deposits
    Under $100,000                                       288,806        236,108
    $100,000 and over                                    251,236        233,400
                                                      ----------     ----------
  Total interest-bearing deposits                        783,320        697,829
                                                      ----------     ----------

    Total deposits                                       988,514        894,072

Federal funds purchased and securities sold under
  agreements to repurchase and other short term debt      85,889         78,008
Treasury, tax and loan demand notes                       30,612         20,000
Federal Home Loan Bank borrowings                         73,000         63,000
Trust Preferred Capital Securities                         6,000              -
Other liabilities                                         11,622         11,277
                                                      ----------     ----------

    Total liabilities                                  1,195,637      1,066,357
                                                      ----------     ----------

Shareholders' Equity
--------------------

Preferred stock, series B, no par value,
  authorized--100,000 shares, issued--none                     -              -
Common stock, $2 par value, authorized--16,000,000
  shares at September 30, 2000 and December 31, 1999,
  issued--7,283,256 shares at September 30, 2000 and
  December 31, 1999, outstanding--6,368,445
  shares at September 30, 2000 and 6,531,314 shares
  at December 31, 1999.                                   14,567         14,567
Surplus                                                   11,846         11,985
Accumulated other comprehensive loss                        (960)        (1,245)
Retained earnings                                         68,177         62,356
Less cost of shares in treasury, 914,811 and
  751,942 shares at September 30, 2000 and
  December 31, 1999, respectively.                       (10,444)        (7,664)
                                                      ----------     ----------

  Total shareholders' equity                              83,186         79,999
                                                      ----------     ----------

  Total liabilities and shareholders' equity          $1,278,823     $1,146,356
                                                      ==========     ==========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                 (In Thousands)

                                                            Three Months           Nine Months
                                                        ended September 30,   ended September 30,
                                                        -------------------   -------------------
                                                           2000      1999       2000      1999
                                                        --------   --------   -------   ---------
Interest income:
  Interest and fees on loans                              $15,633   $12,762    $44,053   $37,057
  Interest on securities:
    U.S. Treasury and Government agencies                   4,427     3,926     13,821     9,977
    Obligations of states and political subdivisions          753       711      2,243     2,100
    Other securities                                          214       144        610       626
  Interest on Federal funds sold and securities
    purchased under agreements to resell                      690       252      1,374       827
  Interest on deposits with banks                               2         1         11       398
                                                          -------   -------    -------   -------

    Total interest income                                  21,719    17,796     62,112    50,985
                                                          -------   -------    -------   -------

Interest expense:
  Interest on savings deposits and NOW accounts             1,040     1,193      3,187     3,611
  Interest on money market accounts                         1,348       405      2,957     1,131
  Interest on time deposits                                 8,582     6,076     22,975    16,880
  Interest on Federal funds purchased and securities
    sold under agreements to repurchase                     1,246       832      4,190     2,121
  Interest on treasury, tax and loan demand notes             223       104        909       255
  Interest on Federal Home Loan Bank borrowings             1,102       991      3,126     2,910
  Interest on Trust Preferred Capital Securities               40         -         40         -
                                                          -------   -------    -------   -------

    Total interest expense                                 13,581     9,601     37,384    26,908
                                                          -------   -------    -------   -------

Net interest income                                         8,138     8,195     24,728    24,077

Provision for loan losses                                     225       210        675       630
                                                          -------   -------    -------   -------
Net interest income after provision for loan losses       $ 7,913   $ 7,985    $24,053   $23,447
                                                          -------   -------    -------   -------

                                  (Unaudited)
                    (In Thousands Except Share Information)

                                                   Three Months            Nine Months
                                                ended September 30,    ended September 30,
                                               ---------------------   -------------------
                                                2000           1999      2000      1999
                                               ---------------------   -------------------
Other income:
  Service charges on deposit accounts          $1,196         $  924    $ 3,384   $ 2,667
  Investment management and trust fees            276            268        860       834
  Merchant card processing fees                   673            486      1,861     1,345
  Fees on mortgages sold                           49             86        123       353
  Income from revenue sharing agreement           225            225        675       675
  Investment securities gains (losses), net       (20)             -         18       101
  Other operating income                          254            240        719       749
                                               ------         ------    -------   -------
Total other income                              2,653          2,229      7,640     6,724
                                               ------         ------    -------   -------

Other expenses:
  Salaries and employee benefits                3,982          3,965     12,451    11,879
  Occupancy expense                               437            429      1,308     1,241
  Equipment expense                               497            462      1,459     1,344
  Data processing                                 244            240        726       725
  Professional fees                               128            112        405       460
  Postage, stationery and supplies                216            194        632       616
  Advertising and business development            368            341      1,074       956
  Merchant interchange expense                    507            350      1,414     1,025
  Other operating expenses                        342            316      1,013       977
                                               ------         ------    -------   -------

Total other expenses                            6,721          6,409     20,482    19,223
                                               ------         ------    -------   -------

Income before income taxes                      3,845          3,805     11,211    10,948
                                               ------         ------    -------   -------

Income tax expense                              1,126          1,111      3,268     3,143
                                               ------         ------    -------   -------

Net income                                     $2,719         $2,694    $ 7,943   $ 7,805
                                               ======         ======    =======   =======

Basic earnings per share                       $  .42         $  .41    $  1.23   $  1.18
                                               ======         ======    =======   =======
Diluted earnings per share                     $  .42         $  .40    $  1.22   $  1.16
                                               ======         ======    =======   =======


           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In Thousands)

                                                                        Nine months
                                                                    ended September 30,
                                                                   --------------------
                                                                       2000        1999
                                                                   --------   ---------
Cash flows from operating activities:
  Net income                                                       $  7,943   $   7,805
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, accretion and amortization                          1,865       1,764
    Provision for loan losses                                           675         630
    Investment securities gains, net                                    (18)       (101)
    Revenue sharing agreement                                          (354)       (338)
    FHLB stock dividend                                                (204)          -
    Origination of real estate loans for sale                       (11,635)    (32,899)
    Proceeds from sale of real estate loans originated for sale      10,344      34,984
    Increase in other assets                                           (551)     (2,054)
    Increase in other liabilities                                       198       2,619
                                                                   --------   ---------
Net cash provided by operating activities                             8,263      12,410
                                                                   --------   ---------
Cash flows from investing activities:
  Securities held-to-maturity:
    Purchases                                                       (32,769)    (21,941)
    Proceeds from maturities, call and paydowns                      24,135      69,249
  Securities available-for-sale:
    Purchases                                                       (24,570)   (262,981)
    Proceeds from maturities, calls and paydowns                     41,183      75,791
    Proceeds from sales                                              20,133     106,366
  Increase in loans                                                 (89,440)    (58,308)
  Purchases of premises and equipment                                (2,065)     (1,743)
                                                                   --------   ---------
Net cash used in investing activities                               (63,393)    (93,567)
                                                                   --------   ---------
Cash flows from financing activities:
  Increase in noninterest-bearing demand deposits                     8,951         549
  Increase in interest-bearing deposit accounts                      85,491      96,845
  Increase in treasury, tax and loan demand notes                    10,612      11,195
  Proceeds from Federal Home Loan Bank borrowings                    15,000      10,500
  Repayment of Federal Home Loan Bank borrowings                     (5,000)          -
  Increase (decrease) in short term debt                              7,881     (12,211)
  Proceeds from Trust Preferred Capital Securities                    6,000           -
  Purchase of treasury stock                                         (3,448)       (197)
  Exercise of stock options                                             529         469
  Cash dividends                                                     (2,122)     (1,933)
                                                                   --------   ---------
Net cash provided by financing activities                           123,894     105,217
                                                                   --------   ---------
Net increase in cash and cash equivalents                            68,764      24,060
Cash and cash equivalents at beginning of period                     47,568      42,432
                                                                   --------   ---------
Cash and cash equivalents at end of period                         $116,332   $  66,492
                                                                   ========   =========
Supplemental disclosures:
  Interest paid                                                    $ 38,948   $  25,616
  Income taxes paid                                                   3,125       3,472
                                                                   ========   =========

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (Unaudited)


1. Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1999.


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

     The summary of these commitments to extend credit follows (in thousands):


                                        September 30,  December 31,
                                            2000           1999
                                        -------------  ------------

        Commercial                        $ 74,929      $ 59,984
        Commercial mortgage                 37,276        24,389
        Home equity                        114,019       110,699
        Check credit                           821           834

3. Shareholders' Equity:

     Shares authorized, issued and outstanding are as follows:


                                                September 30,  December 31,
                                                     2000          1999
                                                -------------  ------------
     Preferred Stock, Series B, no par value:
        Authorized                                  100,000        100,000
        Issued                                            -              -
        Outstanding                                       -              -
     Common Stock, $2.00 par value:
        Authorized                               16,000,000     16,000,000
        Issued                                    7,283,256      7,283,256
        Outstanding                               6,368,445      6,531,314


     On July 18, 2000 the Board declared the quarterly cash dividend of $.11 per share payable October 20, 2000 to shareholders of record on October 10, 2000.


4. Earnings per Share:

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the diluted effect of outstanding stock options.

     The following table sets forth the denominator used for basic and diluted earnings per share for the periods ended September 30, 2000 and 1999:

                                              Three Months                   Nine Months
                                          ended September 30,            ended September 30,
                                           2000         1999            2000             1999
                                         ----------------------      ---------------------------
    Denominator for basic earnings
      per share - weighted average
        shares                           6,410,626    6,621,626       6,456,446        6,608,349
    Effect of diluted securities:
      Stock options issued to
        employees and directors             56,718      129,789          75,299          131,436
                                         ---------    ---------       ---------        ---------

    Denominator for diluted
      earnings per share                 6,467,344    6,751,415       6,531,745        6,739,785
                                         =========    =========       =========        =========

5.   Loans

The following table provides the book value of loans outstanding, by major classification, as of the dates indicated:

                                        September 30,  December 31,
                                            2000           1999
                                          --------       --------

     Commercial                           $133,325       $107,557
     Real estate loans:
      Construction loans                    38,720         22,566
      Commercial mortgage                  173,270        158,008
      Residential mortgage                 130,108        120,191
      Home equity loans                     97,848         85,343
     Indirect automobile loans             226,071        215,364
     Consumer loans                         11,521         11,274
                                          --------       --------
     Total loans                           810,863        720,303
     Less unearned discount                   (177)          (334)
                                          --------       --------
     Loans, net of unearned discount      $810,686       $719,969
                                          ========       ========


6.   Comprehensive Income

     The Company's comprehensive income consists of net income and unrealized gains or losses on securities available-for-sale, net of tax, and is presented as a separate component of Shareholders' Equity. Comprehensive income for the periods ended September 30, 2000 and 1999 is as follows:


                                                       Three Months        Nine Months
                                                   ended September 30,   ended September 30,
                                                     2000       1999      2000       1999
                                                   -----------------------------------------
        Net income                                  $2,719     $2,694    $7,943      $ 7,805

     Other comprehensive income, net of tax:
       Unrealized holding gain (loss) on
         securities during the period                1,535        191       297       (1,936)
       Reclassification adjustment
         of realized (gain) loss on investment
         sales included in net income                   13          -       (12)         (67)
                                                    ------     ------    ------      -------

     Total comprehensive income                     $4,267     $2,885    $8,228      $ 5,802
                                                    ======     ======    ======      =======

7.   Reclassification:

     Certain amounts in the September 30, 1999 interim condensed consolidated financial statements have been reclassified to conform to their 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Third Quarter Results
-------------------

Net income for the third quarter of 2000 was $2,719,000 compared with $2,694,000 earned in the third quarter of 1999, an increase of 1%. Basic earnings per share for the third quarter of 2000 were $.42 as compared to $.41 for 1999, while diluted earnings per share were $.42 for 2000 compared with $.40 for 1999, an increase of 5%. This increase is partially due to the purchase of approximately 323,000 shares of treasury stock since the end of the third quarter of 1999, reducing average shares outstanding.

Key performance indicators for the 2000 third quarter show a return on average assets of .87% compared with .98% for the 1999 third quarter. For the third quarter of 2000, the return on average shareholders' equity was 13.25% compared with 13.33% for the same quarter of 1999.

Net interest income is the difference between interest earned on loans, investment securities, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, decreased $44,000 or 1% from the third quarter of 1999. This decrease is attributable to a 13% decrease in the net interest margin offset by a 15% increase in earning assets.

The net interest margin narrowed to 2.87% from 3.29% due to the yield on average earning assets increasing 44 basis points to 7.45% while the cost of deposits and other borrowed funds rose 96 basis points to 5.65% for the third quarter of 2000.

Average balances and effective interest yields and rates on a tax equivalent basis for the third quarters ended September 30, 2000 and 1999 were as follows (dollars in thousands):

                                                      2000                            1999
                                       -----------------------------   -----------------------------
                                                    Interest                        Interest
                                          Average    Income/  Yield/      Average    Income/  Yield/
                                          Balance    Expense    Rate      Balance    Expense    Rate
                                          -------   --------  ------      -------   --------  ------
Federal funds sold and
 interest-bearing deposits             $   42,328    $   692    6.50%  $   19,463    $   253    5.16%
Investment securities/1/                  340,663      5,689    6.64      322,981      5,057    6.21
Loans/1/                                  794,088     15,677    7.85      683,814     12,812    7.43
                                       ----------    -------   -----   ----------    -------    ----
Total earning assets/
 interest income                       $1,177,079    $22,058    7.45%  $1,026,258    $18,122    7.01%

Cash and due from banks                    42,501                          38,639
Other assets                               35,223                          31,454
Allowance for loan losses                  (5,389)                         (4,585)
                                       ----------                      ----------
Total average assets                   $1,249,414                      $1,091,766
                                       ==========                      ==========

Interest-bearing deposits              $  786,068    $10,970    5.55%  $  666,637    $ 7,674    4.57%
Short-term debt                            95,160      1,469    6.15       77,361        936    4.80
FHLB borrowings                            72,997      1,102    6.00       68,000        991    5.78
Trust Preferred Capital Securities          1,510         40   10.60            -          -       -
                                       ----------    -------   -----   ----------    -------    ----
Total interest-bearing liabilities/
 interest expense                      $  955,735    $13,581    5.65%  $  811,998    $ 9,601    4.69%

Demand deposits                           201,112                         189,150
Other liabilities                          10,953                          10,438
                                       ----------                      ----------
Total liabilities                      $1,167,800                      $1,011,586
Shareholders' equity                       81,614                          80,180
                                       ----------                      ----------
Total liabilities and shareholders'
 equity                                $1,249,414                      $1,091,766
                                       ==========                      ==========

Net interest income/1//spread                        $ 8,477    1.80%                $ 8,521    2.32%
                                                     =======   =====                 =======    ====

Net interest margin/1/                                          2.87%                           3.29%
                                                               =====                            ====

/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Average loans for the third quarter of 2000 grew $110 million or 16%, in comparison to the third quarter of 1999. As shown in the following table, the increase is primarily attributable to commercial real estate, indirect auto, commercial and home equity loans. See Note 5 for comparative loan balances at September 30, 2000 and December 31, 1999.

Average loans by type and yield for the quarter ended September 30,

(Dollars in thousands)             2000              1999
                             ---------------------------------
                              Amount   Yield    Amount   Yield
                             --------  -----   --------  -----
Commercial/1/                $124,505   8.62%  $105,525   7.69%
Real estate loans:
 Commercial real estate       207,277   8.49    171,550   8.10
 Residential mortgage         128,571   7.12    121,392   6.94
 Home equity loans             95,085   8.21     79,188   7.47
Indirect automobile loans     227,346   7.05    194,447   6.96
Consumer loans                 11,304   9.29     11,712   8.15
                             --------   ----   --------   ----
Total loans/1/               $794,088   7.85%  $683,814   7.43%
                             ========   ====   ========   ====

In addition to loan growth, the average balance of securities increased $18 million due primarily to an increase in U.S. Government Agency Securities.

Average interest-bearing liabilities increased $144 million or 18% as compared to the third quarter of 1999. Average interest-bearing deposits increased $119 million (primarily time deposits and money market accounts) due to successful retail deposit promotions, increased municipal deposits and the opening of the LaGrange office in 1999. Average short-term debt has also increased $18 million due primarily to term repurchase agreements. Since December 31, 1999, time deposits increased $71 million and money market accounts increased $53 million primarily in response to successful retail deposit promotions. These increases are partially offset by a $38 million decrease in savings deposits and NOW accounts.

The Company recorded a provision for loan losses of $225,000 for the third quarter of 2000 compared to $210,000 for the third quarter of 1999. This increase was primarily due to the continued growth of the loan portfolio. However, despite average growth in the loan portfolio of 16%, the Company continues to experience low levels of nonperforming loans and net charge-offs. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Excluding net security losses, total other income increased $444,000 or 20%. Service charges on deposit accounts increased $272,000 primarily due to an increase in both retail and commercial deposit account service fees and new cash management customers.

Merchant card processing fees increased $187,000 primarily due to new merchant accounts. The number of merchant outlets at September 30, 2000 increased to 281 as compared to 249 at September 30, 1999. Merchant interchange expense (in other expenses) rose $157,000 as compared to the third quarter of 1999.

_____________________
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Fees on mortgages sold, servicing released, decreased $37,000 as compared to the third quarter of 1999. During the third quarter of 1999, the mortgage market was strong; however, due to higher interest rates late in 1999 and in 2000, mortgage loan refinance activity has slowed. Fee income is shown net of commissions paid to the mortgage originators.

The Company recognized net security losses totaling $20,000 during the third quarter. This consisted of a loss of $274,000 from the sale of $17 million in low-yielding investment securities that was primarily invested in higher-yielding government agency securities. The loss was partially offset by a gain of $254,000 from the revaluation of stock received in the exchange of the Company's privately-held shares of Cash Station, Inc. (the Company's ATM service provider) for publicly-traded shares of Concord EFS, Inc.

Total other expenses increased $312,000 or 5%. Annualized operating expenses as a percentage of average assets improved to 2.1% for 2000 compared with 2.3% for 1999. Annualized net overhead expenses as a percentage of average earning
assets improved to 1.4% for 2000 compared to 1.6% for 1999.   The efficiency
ratio (other expenses divided by net interest income and other income) was 62.3% in 2000 as compared to 61.5% in 1999. The increase in operating expenses was primarily due to costs associated with the LaGrange branch that opened in September 1999 and the increase in merchant interchange expense. Salaries and benefits increased slightly due to higher compensation costs and an increased number of full time equivalents offset by a decrease in benefit expenses related to incentive compensation.

Earnings Highlights - Nine Month Results
-------------------

Net income for the nine months ended September 30, 2000 was $7,943,000, compared with $7,805,000 earned in 1999, an increase of 2%. Basic earnings per share for the first nine months of 2000 were $1.23 as compared to $1.18 earned in 1999 while diluted earnings per share were $1.22 in 2000 as compared to $1.16 in 1999, an increase of 5%.

Key performance indicators for the nine month period show a return on average assets of .87% compared with 1.00% for the comparable period in 1999. The return on average shareholders' equity for the first nine months of 2000 was 13.20% compared with 13.18% for 1999.

Net interest income for the first nine months of 2000, on a tax equivalent basis, increased $685,000 or 3%. This increase is due to a 17% increase in average earning assets offset by a 42 basis point decrease in the net interest margin to 2.99% in 2000 from 3.41% in 1999.

The net interest margin narrowed due to the yield on average earning assets increasing 28 basis points to 7.34% while the cost of deposits and other borrowed funds rose 71 basis points to 5.36% for the first nine months of 2000.

Average balances and effective interest yields and rates on a tax equivalent basis for the first nine months of 2000 and 1999 were as follows (dollars in thousands):

                                                      2000                            1999
                                          --------------------------      --------------------------
                                                    Interest                        Interest
                                          Average    Income/  Yield/      Average    Income/  Yield/
                                          Balance    Expense    Rate      Balance    Expense    Rate
                                          -------   --------  ------      -------   --------  ------
Federal funds sold                     $   29,583    $ 1,374    6.20%  $   22,644    $   827    4.88%
Interest-bearing deposits
 with banks                                   257         11    5.98        7,748        398    6.87
Investment securities/1/                  354,041     17,553    6.62      285,044     13,543    6.35
Loans/1/                                  764,844     44,184    7.72      668,278     37,193    7.44
                                       ----------    -------   -----   ----------    -------    ----
Total earning assets/
 interest income                       $1,148,725    $63,122    7.34%  $  983,714    $51,961    7.06%

Cash and due from banks                    42,547                          39,016
Other assets                               34,842                          30,567
Allowance for loan losses                  (5,175)                         (4,508)
                                       ----------                      ----------
Total average assets                   $1,220,939                      $1,048,789
                                       ==========                      ==========

Interest-bearing deposits              $  745,180    $29,119    5.22%  $  638,155    $21,622    4.53%
Short-term debt                           115,927      5,099    5.88       68,399      2,376    4.64
FHLB borrowings                            70,136      3,126    5.96       67,291      2,910    5.78
Trust Preferred Capital Securities            506         40   10.60            -          -       -
                                       ----------    -------   -----   ----------    -------    ----
Total interest-bearing liabilities/
 interest expense                      $  931,749    $37,384    5.36%  $  773,845    $26,908    4.65%

Demand deposits                           198,592                         185,982
Other liabilities                          10,245                           9,802
                                       ----------                      ----------
Total liabilities                      $1,140,586                      $  969,629
Shareholders' equity                       80,353                          79,160
                                       ----------                      ----------
Total liabilities and shareholders'
 equity                                $1,220,939                      $1,048,789
                                       ==========                      ==========

Net interest income/1/spread                         $25,738    1.98%                $25,053    2.41%
                                                     =======   =====                 =======    ====

Net interest margin/1/                                          2.99%                           3.41%
                                                               =====                            ====

Average loans for the first nine months of 2000 grew $97 million or 14%, in comparison to the first nine months of 1999. As shown in the following table, the increase is primarily attributable to indirect auto, commercial real estate, home equity and commercial loans. See Note 5 for comparative loan balances at September 30, 2000 and December 31, 1999.


______________________
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Average loans by type and yield for the nine months ended September 30,


(Dollars in thousands)             2000              1999
                             ----------------   ---------------
                              Amount    Yield    Amount   Yield
                             --------   -----   --------  -----
Commercial/1/                $116,772    8.45%  $107,931   7.64%
Real estate loans:
 Commercial real estate       196,965    8.31    171,814   8.07
 Residential mortgage         125,926    7.09    119,918   7.01
 Home equity loans             91,808    8.06     76,478   7.34
Indirect automobile loans     221,891    6.96    180,458   7.00
Consumer loans                 11,482    8.77     11,679   8.33
                             --------    ----   --------   ----
Total loans/1/               $764,844    7.72%  $668,278   7.44%
                             ========    ====   ========   ====

In addition to loan growth, the average balance of securities increased $69 million due primarily to an increase in U.S. Government Agency Securities.

Average interest-bearing liabilities for the nine months ended September 30, 2000 increased $158 million or 20% as compared to 1999. Average interest-bearing deposits increased $107 million due to successful retail deposit promotions, increased municipal deposits and the opening of the LaGrange office in 1999 offset by a decrease in savings deposits. Average short-term debt has also increased $48 million due to special treasury, tax and loan short term funding and term repurchase agreements.

The Company recorded a provision for loan losses of $675,000 for the first nine months of 2000 compared to $630,000 for the first nine months of 1999. This increase was primarily due to the continued growth of the loan portfolio. However, despite average growth in the loan portfolio of 14%, the Company has continued to experience low levels of nonperforming loans and net charge-offs. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Excluding net security gains, total other income increased $999,000 or 15%. Service charges on deposit accounts increased $717,000 primarily due to an increase in both retail and commercial deposit account service fees and new cash management customers.

Merchant card processing fees increased $516,000 primarily due to new merchant accounts and rate increases to offset higher interchange fees. Merchant interchange expense (in other expenses) rose $389,000 as compared to the same period of 1999.

Fees on mortgages sold, servicing released, decreased $230,000 as compared to the first nine months of 1999. During 1999 the mortgage market was strong; however, due to higher interest rates in 2000, mortgage loan refinance activity has slowed. Fee income is shown net of commissions paid to the mortgage originators.

Total other expenses increased $1,259,000 or 7%. Annualized operating expenses as a percentage of average assets improved to 2.2% for 2000 compared with 2.5% for 1999. Annualized net overhead expenses as a percentage of average earning
assets improved to 1.5% for 2000 compared to 1.7% for 1999.   The efficiency
ratio (other expenses divided by net interest income and other income) was

_____________________

/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%

63.3% in 2000 as compared to 62.4% in 1999. The increase in operating expenses was primarily due to higher compensation costs and an increase in full time equivalents, increased advertising and promotions and costs associated with the LaGrange branch that opened in September 1999. The decrease in professional fees is due to the 1999 fees associated with the corporate structure changes.

Asset Quality
-------------

Asset quality remains strong, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing and other real estate owned) totaling $346,000 at September 30, 2000. Net charge-offs through September 30, 2000 totaled $14,000 compared to $388,000 in 1999. Management believes the allowance is at an adequate level commensurate with the risks inherent in the loan portfolio.

The following table summarizes the Company's nonperforming assets (in thousands):


                                                   September 30,   December 31,
                                                        2000           1999
                                                       -----          -----
Nonaccrual                                             $ 165          $  90
Loans which are past due 90 days or
  more and still accruing                                181            282
                                                       -----          -----
  Total nonperforming loans                              346            372
Other real estate owned                                    -              -
                                                       -----          -----
  Total nonperforming assets                           $ 346          $ 372
                                                       =====          =====

Nonperforming loans to loans outstanding                 .04%           .05%
Nonperforming assets to loans outstanding
  and other real estate owned                            .04%           .05%
Allowance for loan losses to nonperforming loans       15.86x         12.98x
Allowance for loan losses to loans outstanding           .68%           .67%
Net charge offs to average loans
  outstanding (annualized)                                 *            .07%

* Less than .01%

Capital
-------

Shareholders' equity totals $83.2 million. The Company and its subsidiary bank's Tier 1, total risk-based and leverage capital ratios are in excess of minimum regulatory guidelines and the Bank's capital also exceeds the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of September 30, 2000 and the minimum ratios for "well capitalized" banks.

                               Well         Company     Oak Brook
                           Capitalized   Consolidated      Bank
                           ------------  -------------  ----------

Tier 1 Risk-based               >6%          9.80%         9.54%
                                -

Total Capital Ratio            >10%         10.40%        10.14%
                               -

Tier 1 Capital leverage         >5%          7.13%         6.94%
                                -

On January 27, 1998, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 200,000 shares of its common stock. This plan was completed in February 2000 at an average price of $19.65.

On January 25, 2000, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase 200,000 shares of common stock through mid 2001. This plan was completed in September 2000 at an average price of $15.26.

On August 31, 2000 the Board of Directors authorized an additional stock repurchase program which allows the Company to purchase up to 200,000 shares (or approximately 3% of outstanding shares) of Common Stock through January 2002. Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. As of September 30, 2000, approximately 18,000 shares have been repurchased at an average price of $14.56.

During the third quarter, the Company participated in a Pooled Trust Preferred Program receiving $6 million in proceeds. The $6 million in proceeds bears an interest rate of 10.6% and is recorded in the financial statements as a liability and is reported as Tier 1 capital for regulatory purposes. Of the proceeds received, $2.1 million was used to pay down short term debt, $1 million was used as additional capital to support Bank growth and the remainder will be used for the stock repurchase program and to provide capital to support future growth.

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

  Oak Brook Bank:

     . Federal funds lines aggregating $118 million with six correspondent banks, subject to continued good financial standing. As of September 30, 2000, all $118 million was available for use under these lines.

     . Additional reverse repurchase agreements with four brokerage firms are available based on the pledge of specific collateral and continued good financial standing of the Bank. As of September 30, 2000, approximately $27 million was available to the Bank under these agreements.

     . Additional advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of September 30, 2000, approximately $16.6 million remains available to the Bank under the FHLB agreements.

     . The Bank has a borrowing line of approximately $146.4 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral.

  Parent Company:

     . The Company has a revolving credit arrangement for $15 million. The line was not used at September 30, 2000. The line matures on March 31, 2001 and is anticipated to be renewed annually.

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

In April 2000, the Bank signed a contract to acquire commercial property in the southwestern suburb of Bolingbrook, Illinois. The purchase is expected to close in January 2001, (subject to regulatory approval) and the branch is anticipated to open late in 2001.

New Subsidiary
--------------

In May 2000, Oak Brook Bank formed a wholly-owned subsidiary corporation for the purpose of real estate development. The Bank received state and federal approval for the subsidiary from the Illinois Office of Banks and Real Estate and the FDIC. Oak Brook Bank is one of the first banks in Illinois to obtain such approval. The approval allows Oak Real Estate Development Corporation to acquire, develop, rehabilitate, sell and/or rent single and multi-family residential real estate, residential apartment buildings and commercial properties that are part of or ancillary to residential real estate in Illinois. The

Bank's current investment in this subsidiary is $100,000 and the maximum investment is limited to 2% of Tier 1 capital which approximates $1.8 million as of September 30, 2000.

Qualitative and Quantitative Disclosures about Market Risk
----------------------------------------------------------

As described in the 1999 Annual Report to shareholders, the Company manages its interest rate risk through measurement techniques which include a simulation model and gap analysis. As part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2000 has changed materially from that at December 31, 1999.

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. The Statement is effective January 1, 2001 for the Company. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. As the Company has no freestanding derivative instruments in place and has not identified any embedded derivatives, the adoption of SFAS No. 133 is not expected to materially impact the financial statements of the Company upon adoption.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000.

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

   (A)   Exhibits

         Exhibit (11)  See Note 4 to the September 30, 2000 Form 10-Q.

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



Date   November 10, 2000           /s/ RICHARD M. RIESER, JR.
     ---------------------       --------------------------------
                                       Richard M. Rieser, Jr.,
                                       President, Assistant
                                       Secretary, and Director



Date   November 10, 2000           /s/ ROSEMARIE BOUMAN
     ---------------------       --------------------------------
                                       Rosemarie Bouman,
                                       Vice President, Chief
                                       Financial Officer and
                                       Chief Accounting Officer