Form 10-K
period 2000-12-31
FIRST OAK BROOK BANCSHARES INC
filed 2001-03-29
CIK 717837

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

                  For the fiscal year ended December 31, 2000

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

  As of March 16, 2001, 6,337,505 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately: $81,478,579 based upon the last sales price of the registrant's Common Stock at $19.375 per share as reported by the National Association of Securities Dealers Automated Quotation System.

  Documents incorporated by reference: Portions of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed on or about April 1, 2001 are incorporated by reference.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          Form 10-K Table of Contents

  Certain information required to be included in Form 10-K is included in the Proxy Statement used in connection with the 2001 Annual Meeting of Shareholders to be held on May 8, 2001.

                                                                         Page
                                                                        Number
                                                                        ------
 PART I

           Business and Statistical Disclosure by Bank Holding
 Item 1    Companies.................................................      2
 Item 2    Properties................................................      5
 Item 3    Legal Proceedings.........................................      6
 Item 4    Submission of Matters to a Vote of Security Holders.......      6

 PART II

           Market for Registrant's Common Equity and Related
 Item 5    Stockholder Matters.......................................      7
 Item 6    Selected Financial Data...................................      8
 Item 7    Management's Discussion and Analysis of Financial
           Condition and Results of Operation........................     10
           Quantitative and Qualitative Disclosures about Market
 Item 7A   Risks.....................................................     29
 Item 8    Financial Statements and Supplementary Data...............     30
 Item 9    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................     52

 PART III

 Item 10   Directors and Executive Officers of the Registrant........     53
 Item 11   Executive Compensation....................................     53
           Security Ownership of Certain Beneficial Owners and
 Item 12   Management................................................     53
 Item 13   Certain Relationships and Related Transactions............     53

 PART IV

           Exhibits, Financial Statement Schedules and Reports on
 Item 14   Form 8-K..................................................     54

 Signatures...........................................................    56

                                    PART I

ITEM 1. Business and Statistical Disclosure by Bank Holding Companies

General

  First Oak Brook Bancshares, Inc. (the Company) was organized under Delaware law on March 3, 1983, as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding capital stock of Oak Brook Bank (the Bank), Oak Brook, Illinois, which is an Illinois state-chartered bank. The Company is headquartered and its largest banking office is located in Oak Brook, Illinois twenty miles west of downtown Chicago. The Bank has nine locations in DuPage County and four locations in Cook County. Another branch is planned for the Will County city of Bolingbrook, Illinois. The Company employs 304 full-time equivalent employees at December 31, 2000.

  The Company has authorized 16,000,000 shares of Common Stock with a par value of $2.00. As of December 31, 2000, the Company had total assets of $1.249 billion, loans of $825.0 million, deposits of $978.2 million, and shareholders' equity of $87.6 million.

  The business of the Company consists primarily of the ownership, supervision and control of its subsidiary bank. The Company provides its subsidiary bank with advice, counsel and specialized services in various fields of banking policy and strategic planning. The Company also engages in negotiations designed to lead to the acquisition of other banks and closely related businesses.

  The Bank is engaged in the general commercial and retail banking business. The services offered include demand, savings, and time deposits; corporate cash management services; and commercial and consumer lending products. In addition, related products and services are offered including merchant credit card processing, safe deposit box operations, foreign currency sales and other banking services. The Bank has a full service investment management and trust department. In addition, the Bank operates an Internet Branch located at www.obb.com which provides its commercial and retail customers with another way to access many of the products and services offered by the Bank.

  The Bank originates the following types of loans: commercial, real estate (land acquisition, development and construction, commercial mortgages, residential mortgages and home equity lines), indirect vehicle and consumer loans. The extension of credit inherently involves certain levels and types of risk (general economic conditions, industry and concentration risk, interest rate risk, and credit and default risk) which the Company manages through the establishment of lending, credit and asset/liability management policies and procedures.

  Loans originated comply with governmental rules, regulations and laws. While the Bank's loan policy varies for different loan products, the policy generally covers such items as: percentages to be advanced and the type of lien needed against collateral, insurance requirements, payment and maturity terms, down payment requirements, debt-to-income ratio, credit history and other matters of credit concern.

  The Bank's loan policy grants limited loan approval authority to designated loan officers. Where a credit request exceeds the loan officer's approval authority, approval by a senior lending officer and/or bank loan committee is required. The loan policy also sets forth those credit requests that, either because of the amount and/or type, require the approval of the bank loan committee.

  Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management and the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. The allowance for loan losses ("ALL") represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the ALL is based on management's ongoing review of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various types of loans, current economic conditions, the fair value of underlying collateral, historical losses experienced by the industry and other factors which could affect potential credit losses. Credit risk management is discussed in Item 7 under "Allowance and Provision for Loan Losses" and "Nonperforming Assets" and in Item 8 under Notes 1 and 4 to the consolidated financial statements.

  In June 2000, the Bank formed Oak Real Estate Development Corporation as a wholly owned subsidiary of the Bank. This subsidiary was organized to develop, rehabilitate and sell or rent single/multi family residential real estate, residential apartment buildings and commercial properties that are part of or ancillary to residential real estate within the State of Illinois. Oak Real Estate Development Corporation has a board of directors and officers consisting of individuals who are currently directors and officers of the Company or the Bank. The subsidiary's first project, now underway, is a gut rehab of a 90 year old row house in a neighborhood just west of the United Center in Chicago, Illinois.

Competition

  The Company and its subsidiary bank serve Chicagoland from nine offices in DuPage County, Illinois, and four offices in Cook County, Illinois, including its newest branch, opened in November 2000, at the corner of Huron and Dearborn Streets in Chicago, Illinois.

  At June 30, 2000, the Company had an approximate 6.3% market share in relation to the total deposits in DuPage County commercial banks and an approximate .1% market share of total deposits in Cook County commercial banks. The Company's offices are part of the Chicago banking market, as defined by the Federal Reserve Bank of Chicago, consisting of Cook, DuPage and Lake Counties, which at June 30, 2000, had $164.7 billion in deposits.

  The Bank is located in a highly competitive market facing competition for banking and related financial services from many financial intermediaries, including banks, savings and loan associations, finance companies, credit unions, mortgage companies, retailers, stockbrokers, insurance companies, mutual funds and investment companies. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits, the ability to attract new deposits, the type of services offered, extended banking hours, access to bank services through branches and the internet, and the offering of additional financial services.

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

  The Bank is subject to extensive governmental regulation and periodic regulatory reporting requirements. The regulations by various governmental entities, as well as federal and state laws of general application, affect the Company and the subsidiary bank in many ways including but not limited to: requirements to maintain reserves against deposits, payment of Federal Deposit Insurance Corporation insurance and assessments, restrictions on investments, establishment of lending limits and payment of dividends. The Bank is primarily supervised and examined by the Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation (FDIC).

  The Federal Reserve Bank examines and supervises bank holding companies pursuant to risk-based capital adequacy guidelines. These guidelines establish a uniform capital framework that is sensitive to risk factors, including off-balance sheet exposures, for all federally supervised banking organizations. This can impact a bank holding company's ability to pay dividends and expand its business through the acquisition of subsidiaries if capital falls below the levels established by these guidelines. As of December 31, 2000, the Company's Tier 1, total risk-based capital and leverage ratios were in excess of minimum regulatory guidelines and the Bank's capital ratios also exceeded the FDIC criteria for "well capitalized" banks. See Item 7 under "Capital Resources" and Item 8 under Note 9 to the consolidated financial statements for a more detailed discussion of the Risk Based Assessment System and the impact upon the Company and its subsidiary bank.

 Federal Deposit Insurance

  Under federal law, the FDIC has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources, and to establish semi-annual assessment rates for Bank Insurance Fund (BIF) member banks to maintain the BIF at the designated reserve ratio required by law. Effective January 1, 2001 the FDIC Assessment Rate Schedule for BIF members ranged from zero for "well capitalized" institutions to $.27 per $100 of deposits for "undercapitalized" institutions.

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

 The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA)

  The FDICIA significantly expanded the regulatory and enforcement powers of federal banking regulators. FDICIA gives federal banking regulators comprehensive directions promptly to direct or require the correction of problems of inadequately capitalized banks in a manner that is least costly to the Federal Deposit Insurance Fund. The degree of corrective regulatory involvement in the operations and management of banks and their holding companies will be largely determined by the actual or anticipated capital position of the institution. See Item 7 under "Capital Resources" and Item 8 under Note 9 to the consolidated financial statements detailing the Company's capital position.

  FDICIA also directed federal banking regulatory agencies to issue new and expanded safety and soundness standards governing operational and managerial activities of banks and their holding companies particularly in regard to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, executive compensation and market risk sensitivity.

 Gramm-Leach-Bliley Act of 1999 (GLB Act)

  The GLB Act of 1999 (the Act) was signed into law on November 12, 1999 and, among other things, lifts legislative restrictions placed on banking institutions to affiliate with securities firms, insurance companies and other financial institutions. The GLB Act now permits bank holding companies that elect to become a Financial Holding Company (FHC) to engage in various financial activities that previously were prohibited, including underwriting, brokering and selling securities and insurance products; general equity investments and merchant banking activities; and any non-financial activity if "complementary" to a financial activity (as defined by the Federal Reserve Board).

  In order to become a FHC, a bank holding company's depository subsidiary must be: (i) "well capitalized"; (ii) well managed; and (iii) receive a "satisfactory" or better rating on its most recent Community Reinvestment Act compliance examination. Regulations being issued under the Act by the Federal Reserve Board and other functional regulatory agencies will have a significant impact on the implementation and scope of the Act as it relates to bank holding companies that elect to become a FHC.

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

ITEM 2. Properties

  The Company's offices are located in Oak Brook, Illinois in the primary office of its subsidiary bank. The Company leases space from Oak Brook Bank. The Bank and its branches conduct business in both owned and leased premises. At December 31, 2000 the Bank operated from seven owned and six leased properties. The Company believes its facilities are suitable and adequate to operate its banking business. For information concerning lease obligations, see Item 8 under Note 5 of the consolidated financial statements.

  In March 2001, the Bank closed on the purchase of property in Bolingbrook, Illinois. The Bank will be constructing its 14th location on this site.

ITEM 3. Legal Proceedings

  The Company and its subsidiary bank were not subject to any material pending or threatened legal actions as of December 31, 2000. No such actions have arisen subsequent to year-end.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

   There were no matters submitted to a vote of shareholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. Market For Registrant's Common Equity And Related Stockholder Matters

  The Company's Common Stock trades on the Nasdaq Stock Market(R) under the symbol "FOBB". As of January 31, 2001, there were 315 holders of record and approximately 1,700 beneficial shareholders. See Item 8 under Notes 8, 10 and 12 to the consolidated financial statements for additional shareholder information.

Stock Data(/1/)

                                                Per Share
                         -------------------------------------------------------- --- ---
                         Diluted
                           Net   Dividends  Book     Low        High     Quarter
Quarter Ended            Income    Paid    Value  Price(/2/) Price(/2/) End Price
-------------            ------- --------- ------ ---------- ---------- ---------
December 31, 2000.......  $.48     $.11    $13.63   $14.69     $18.00    $17.63
September 30, 2000......   .42      .11     12.93    13.50      15.56     15.56
June 30, 2000...........   .41      .11     12.44    13.63      17.00     13.63
March 31, 2000..........   .39      .10     12.14    14.94      18.38     15.63
December 31, 1999.......   .41      .10     12.04    18.00      19.38     18.50
September 30, 1999......   .40      .10     12.04    18.69      21.00     18.75
June 30, 1999...........   .39      .10     11.70    16.50      21.00     20.13
March 31, 1999..........   .37      .10     11.76    17.44      19.00     17.44

--------
(/1/On)May 4, 1999, the shareholders approved the reclassification of the Common stock into the Class A common stock on a one for one basis. As a result, the Class A common stock is now the only class of outstanding Common Stock and has been renamed "Common Stock". Historical dividend and price information shown is that of the former Class A common stock.
(/2/The)prices shown represent the high and low closing sales prices for the quarter.

ITEM 6. Selected Financial Data

  The consolidated financial information which reflects a summary of the operating results and financial condition of First Oak Brook Bancshares, Inc. for the five years ended December 31, 2000 is presented in the following table. This summary should be read in conjunction with consolidated financial statements and accompanying notes included in Item 8 of this report. A more detailed discussion and analysis of financial condition and operating results is presented in Item 7 of this report.

Earnings Summary and Selected Consolidated Financial Data

                                 At and for the years ended December 31,
                          --------------------------------------------------------------
                             2000        1999        1998        1997            1996
                          ----------  ----------  ----------  ----------      ----------
                               (Dollars in thousands except per share data)
Statement of Income Data
Net interest income.....  $   33,205  $   32,337  $   28,410  $   27,432      $   26,834
Provision for loan
 losses.................         900         840         630       1,550           1,510
Net interest income
 after provision for
 loan losses............      32,305      31,497      27,780      25,882          25,324
Other income............      10,482       8,966       7,991      15,541(/1/)      4,647
Other expenses..........      27,117      25,640      22,423      20,708          20,435
Income before provision
 for income taxes.......      15,670      14,823      13,348      20,715           9,536
Provision for income
 taxes..................       4,621       4,277       3,907       6,962           2,429
Net income..............  $   11,049  $   10,546  $    9,441  $   13,753      $    7,107
Common Stock Data(/2/)
Basic earnings per
 share..................  $     1.72  $     1.60  $     1.42  $     2.09      $     1.06
Diluted earnings per
 share..................        1.70        1.57        1.39        2.03            1.03
Cash dividends paid per
 share(/3/).............         .43         .40        .345        .270            .190
Book value per share....       13.63       12.04       11.46       10.38            8.62
Closing price of Common
 Stock per share(/3/)...
  High..................       18.38       21.00       25.50       25.19           12.75
  Low...................       13.50       16.50       17.75       11.38           10.25
  Year-End..............       17.63       18.50       18.50       24.00           11.63
Dividends per share to
 closing price..........         2.4%        2.2%        1.9%        1.1%            1.6%
Closing price to diluted
 earnings per share.....       10.4x       11.8x       13.3x       11.8x           11.3x
Market capitalization...  $  111,875  $  120,829  $  121,783  $  160,477      $   78,458
Period end shares
 outstanding............   6,345,745   6,531,314   6,582,840   6,686,560       6,746,186
Volume of shares
 traded.................   2,512,886   1,656,449   1,908,594   3,447,438       1,133,042
Year-End Balance Sheet
 Data
Total assets............  $1,249,272  $1,146,356  $1,009,275  $  816,144      $  768,655
Loans, net of unearned
 discount...............     825,020     719,969     631,987     447,332         420,164
Allowance for loan
 losses.................       5,682       4,828       4,445       4,329           4,109
Investment securities...     319,985     348,607     297,674     302,098         265,954
Demand deposits.........     221,552     196,243     187,209     153,806         147,497
Total deposits..........     978,226     894,072     777,802     627,763         648,303
Federal Home Loan Bank
 borrowings.............      81,000      63,000      57,500      42,500             --
Trust Preferred Capital
 Securities.............       6,000         --          --          --              --
Shareholders' equity....      87,606      79,999      77,061      71,661          59,553

                                 At and for the years ended December 31,
                          ----------------------------------------------------------
                             2000        1999        1998        1997        1996
                          ----------  ----------  ----------  ----------  ----------

                               (Dollars in thousands except per share data)
Financial Ratios
Return on average
 assets.................         .90%        .99%       1.02%       1.76%        .97%
Return on average
 equity.................       13.58       13.30       12.74       21.72       12.77
Net interest margin.....        2.99        3.35        3.43        3.97        4.20
Net interest spread.....        1.95        2.35        2.34        2.86        3.23
Dividend payout ratio...       25.45       24.62       24.17       12.43       18.63
Capital Ratios
Average equity to
 average total assets...        6.63%       7.41%       8.00%       8.11%       7.59%
Tier 1 capital ratio....        9.75       10.05       10.20       13.70       12.66
Total capital ratio.....       10.35       10.65       10.80       14.55       13.54
Capital leverage ratio..        7.47        7.12        7.61        8.57        7.69
Asset Quality Ratios
Nonperforming loans to
 total loans............         .05%        .05%        .04%        .09%        .49%
Nonperforming assets to
 total loans and other
 real estate owned......         .05         .05         .04         .09         .49
Nonperforming assets to
 total capital..........         .50         .47         .35         .53        3.49
Allowance for loan
 losses to total loans..         .69         .67         .70         .97         .98
Net charge-offs to
 average loans..........         .01         .07         .10         .32         .34
Allowance for loan
 losses to nonperforming
 loans..................       12.94x      12.98x      16.34x      11.45x       1.98x

--------
(/1/Included)in other income in 1997 was the $9,251,000 gain on the sale of our credit card portfolio.
(/2/Common)Stock data has been restated to give effect to the 100% stock dividend effective September 3, 1998.
(/3/On)May 4, 1999, the shareholders approved the reclassification of the Common stock into Class A Common stock on a one for one basis. As a result, the Class A common stock is now the only class of outstanding Common Stock and has been renamed "Common Stock". Historical dividend and price information shown is that of the former Class A common stock.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

  The following discussion and analysis provides information about the financial condition and results of operations of First Oak Brook Bancshares, Inc. (the Company) for the years ended December 31, 2000, 1999 and 1998. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report.

  Assets at year-end were $1.25 billion, up 9% from total assets of $1.15 billion at December 31, 1999. Increased marketing efforts and competitive pricing contributed to the continued strong asset growth.

  Total equity reached a record level of $87.6 million at December 31, 2000 an increase of 10% over prior year total equity of $80 million. The Company's capital ratios continued to exceed the minimum regulatory guidelines and the subsidiary bank's capital ratios exceeded the minimum ratios for "well-capitalized" banks as defined by the FDIC.

Earnings

  The Company's consolidated net income, earnings per share and selected ratios for 2000, 1999 and 1998 were as follows:

                                              2000         1999         1998
                                           -----------  -----------  ----------
Net income................................ $11,049,000  $10,546,000  $9,441,000
Basic earnings per share.................. $      1.72  $      1.60  $     1.42
Diluted earnings per share................ $      1.70  $      1.57  $     1.39
Return on average assets..................         .90%         .99%       1.02%
Return on average equity..................       13.58%       13.30%      12.74%

 2000 versus 1999

  The 2000 results compared to 1999 include the following significant pre-tax components:

  . Net interest income rose $868,000 due to a 15% increase in average earning assets, primarily loans, offset by a 11% decrease in the net interest margin.

  . Other income, increased $1,516,000 primarily due to an increase in fee income from cash management and merchant credit card processing.

  . Other expenses increased $1,477,000 primarily due to additions to staff and compensation increases, higher occupancy and equipment expenses related to new branches in LaGrange (opened September 1999) and Chicago (opened November 2000) and merchant credit card interchange expense.

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

  . Other expenses rose $3,217,000 primarily due to additions to staff and compensation increases, higher merchant credit card interchange expenses and costs associated with new branches in Glen Ellyn (opened in September 1998) and LaGrange (opened in September 1999).

Net Interest Income

  Net interest income is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Company's revenues.

 2000 versus 1999

  On a tax-equivalent basis, net interest income for 2000 totaled $34,546,000, an increase of 3% over 1999. This increase is attributable to a 15% increase in average earning assets offset by a 36 basis point decrease in the net interest margin to 2.99% in 2000 from 3.35% in 1999. The increase in net interest income and the compression of the net interest margin was primarily the result of the following:

  . During 2000, average loans increased $102 million primarily in the indirect ($34 million), commercial real estate ($32 million), home equity ($16 million), commercial ($14 million) and residential real estate ($7 million) loan portfolios. The increase in volume was complemented by a 35 basis point increase in rates, primarily due to the growth in commercial, commercial real estate and home equity loans. See "Loans" for further details of yields by loan type.

  . The Company also increased its average portfolio of securities by $47 million primarily in the U.S. Government Agency Securities (up $62 million). As funds were received on maturities, calls and paydowns, the proceeds were re-directed into the higher-yielding agency portfolio or used to fund the higher-yielding loan demand.

  . Due to the rising interest rate environment, the average yield on earning assets increased 36 basis points as compared to the average cost on liabilities increasing 76 basis points. The Fed raised interest rates three times during 2000 (and once late in 1999) and since the Company's liabilities tend to reprice more quickly than its assets, the margin was squeezed.

  . Higher rate time deposits increased $89 million and money market accounts increased $44 million, while lower rate savings and NOW accounts decreased by $33 million. To fund the loan growth, the Company ran successful retail deposit promotions during the year. In addition, short-term debt increased primarily due to Treasury, Tax and Loan deposits.

 1999 versus 1998

  On a tax-equivalent basis, net interest income for 1999 totaled $33,643,000, an increase of 14% over 1998. This increase is attributable to a 16% increase in average earning assets offset by an 8 basis point decrease in the net interest margin to 3.35% in 1999 from 3.43% in 1998. The change in net interest income was a result of the following:

  . During 1999, average loans increased $155 million primarily in the indirect ($57 million), commercial real estate ($46 million), commercial ($31 million), residential real estate ($14 million) and home equity ($9 million) portfolios. The increase in volume was partially offset by a 42 basis point decrease in the average yield on the loan portfolio. Compression of loan yields was a result of competitive pricing and a decrease in average interest rates. See "Loans" for further details of yields by loan type.

  . The average cost of interest-bearing liabilities decreased to 4.70% in 1999 from 4.95% in 1998. The 1999 average balance of higher rate time deposits increased $84 million compared to 1998, while the 1999 average balance of lower rate savings and NOW accounts and money market accounts increased at a slower rate as compared to 1998. To fund loan growth the Company ran successful retail deposit promotions during the year. In addition, average short-term debt increased $13 million and the Company continued to utilize Federal Home Loan Bank borrowings at lower long term rates than it would have had to pay on similar term deposits.

  The following table presents the average interest rate on each major category of interest-earning assets and interest-bearing liabilities for 2000, 1999, and 1998.

Average Balances and Effective Interest Rates

                                     2000                         1999                       1998
                          ---------------------------  --------------------------- -------------------------
                                      Interest                     Interest                  Interest
                           Average    Income/  Yield/   Average    Income/  Yield/ Average   Income/  Yield/
                           Balance    Expense  Rates    Balance    Expense  Rates  Balance   Expense  Rates
                          ----------  -------- ------  ----------  -------- ------ --------  -------- ------
                                                      (Dollars in thousands)
Assets
Earning assets:
 Federal funds sold and
  securities purchased
  under agreements to
  resell................  $   29,124  $ 1,821   6.26%  $   22,267  $ 1,118   5.02% $ 38,904  $ 2,106   5.41%
 Interest-bearing
  deposits with banks...         231       14   5.96        5,862      401   6.84    11,230      764   6.81
 Taxable securities.....     292,123   19,067   6.53      246,524   15,136   6.14   240,674   15,489   6.44
 Tax exempt
  securities(/1/).......      54,474    3,998   7.34       52,668    3,850   7.31    50,197    3,567   7.11
 Loans, net of unearned
  discount(/1/),(/2/)...     778,274   60,624   7.79      675,932   50,261   7.44   521,072   40,949   7.86
                          ----------  -------  -----   ----------  -------   ----  --------  -------   ----
Total earning assets/
 interest income........  $1,154,226  $85,524   7.41%  $1,003,253  $70,766   7.05% $862,077  $62,875   7.29%
Cash and due from
 banks..................      42,184                       39,867                    40,081
Other assets............      35,417                       31,236                    28,379
Allowance for loan
 losses.................      (5,282)                      (4,576)                   (4,092)
                          ----------                   ----------                  --------
                          $1,226,545                   $1,069,780                  $926,445
                          ==========                   ==========                  ========
Liabilities and
 Shareholders' Equity
Interest-bearing
 liabilities:
Savings and NOW
 accounts...............  $  139,014  $ 4,201   3.02%  $  172,452  $ 4,765   2.76% $171,067  $ 5,711   3.34%
 Money market accounts..      92,581    4,400   4.75       48,112    1,648   3.43    40,139    1,302   3.24
 Time deposits..........     520,297   31,465   6.05      431,150   23,428   5.43   346,807   20,016   5.77
 Short-term debt........     109,053    6,424   5.89       71,828    3,412   4.75    59,110    3,014   5.10
 FHLB borrowings........      71,715    4,286   5.98       66,922    3,870   5.78    55,917    3,243   5.80
 Trust Preferred Capital
  Securities............       1,902      202  10.62          --       --     --        --       --     --
                          ----------  -------  -----   ----------  -------   ----  --------  -------   ----
 Total interest-bearing
  liabilities/interest
  expense...............  $  934,562  $50,978   5.46%  $  790,464  $37,123   4.70% $673,040  $33,286   4.95%
Demand deposits.........     199,753                      189,448                   170,146
Other liabilities.......      10,894                       10,556                     9,159
                          ----------                   ----------                  --------
Total liabilities.......  $1,145,209                   $  990,468                  $852,345
Shareholders' equity....      81,336                       79,312                    74,100
                          ----------                   ----------                  --------
                          $1,226,545                   $1,069,780                  $926,445
                          ==========                   ==========                  ========
Net interest income/ net
 interest spread(/3/)...              $34,546   1.95%              $33,643   2.35%           $29,589   2.34%
Net interest
 margin(/4/)............                        2.99%                        3.35%                     3.43%

--------
(/1/Tax)equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34% in 2000, 1999 and 1998.
(/2/Includes)nonaccrual loans.
(/3/Total)yield on average earning assets, less total rate paid on average interest-bearing liabilities.
(/4/Total)interest income, tax equivalent basis, less total interest expense, divided by average earning assets.

  The following table presents a summary analysis of changes in interest income and interest expense for 2000 as compared to 1999 and 1999 as compared to 1998. Interest income rose in 2000 primarily due to the increase in the average volume and average yield in the loan portfolio. Interest expense increased primarily due to an increase in the average volume and rates paid for money market, time deposits and short term borrowings. Interest income rose in 1999 primarily due to the higher volume of average loans offset by a decrease in the average loan yields. Interest expense rose in 1999 due to increased volume of time deposits and borrowings offset by a decrease in the rates paid.

Analysis of Net Interest Income Changes

                                 2000 Over 1999                 1999 Over 1998
                          -----------------------------  ----------------------------
                          Volume(/1/) Rate(/1/)  Total   Volume(/1/) Rate(/1/) Total
                          ----------- --------- -------  ----------- --------- ------
                                            (Dollars in thousands)
Increase (decrease) in
 interest income:
Federal funds sold......    $   391    $   312  $   703    $  (844)   $  (144) $ (988)
Interest-bearing
 deposits with banks....       (342)       (45)    (387)      (366)         3    (363)
Taxable securities......      3,221        710    3,931        370       (723)   (353)
Tax exempt
 securities(/2/)........        132         16      148        179        104     283
Loans, net of unearned
 discount(/2/),(/3/)....      7,943      2,420   10,363     11,616     (2,304)  9,312
                            -------    -------  -------    -------    -------  ------
Total interest income...    $11,345    $ 3,413  $14,758    $10,955    $(3,064) $7,891
                            -------    -------  -------    -------    -------  ------
Increase (decrease) in
 interest expense:
Savings & NOW accounts..    $(1,098)   $   534  $  (564)   $    46    $  (992) $ (946)
Money market accounts...      1,939        813    2,752        270         76     346
Time deposits...........      5,198      2,839    8,037      4,638     (1,226)  3,412
Short-term debt.........      2,058        954    3,012        615       (217)    398
FHLB borrowings.........        284        132      416        636         (9)    627
Trust Preferred Capital
 Securities.............        202        --       202        --         --      --
                            -------    -------  -------    -------    -------  ------
Total interest expense..    $ 8,583    $ 5,272  $13,855    $ 6,205    $(2,368) $3,837
                            -------    -------  -------    -------    -------  ------
Increase (decrease) in
 net interest income....    $ 2,762    $(1,859) $   903    $ 4,750    $  (696) $4,054
                            =======    =======  =======    =======    =======  ======

--------
(/1/The)change in interest due to both rate and volume has been allocated proportionately.
(/2/Tax)equivalent basis. Tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34% in 2000, 1999 and 1998.
(/3/Includes)nonaccrual loans.

Allowance and Provision for Loan Losses

  The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, peer loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, historical losses experienced by the industry and other relevant factors. Loans which are determined to be uncollectible are charged off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance.

  The Company's charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records charge-offs on the basis of management's ongoing evaluation of collectibility. In addition, any loans which are classified as "loss" in regulatory examinations are charged off.

  The Company records specific valuation allowances on commercial, commercial mortgage and construction loans when a loan is considered to be impaired. A loan is impaired when, based on an evaluation of current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest) pursuant to the original contractual terms. The Company measures impairment based upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans, such as residential mortgage, home equity, indirect vehicle and consumer loans, are collectively evaluated for impairment and not subject to impaired loan disclosure. Interest income on impaired loans is recognized using either the cash basis method or a cost recovery method depending upon the circumstances.

  The following table summarizes the loan loss experience for each of the last five years.

Summary of Loan Loss Experience

                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                          (Dollars in thousands)
Average loans for the year,
 net of unearned discount and
 allowance for loan losses...  $772,992  $671,356  $516,980  $412,327  $388,433
                               --------  --------  --------  --------  --------
Allowance for loan losses,
 beginning of the year.......  $  4,828  $  4,445  $  4,329  $  4,109  $  3,932
Charge-offs during the year:
  Real estate-construction...       --        --        --       (200)      --
  Real estate mortgage and
   home equity loans.........       --         (1)      --        (20)      --
  Commercial loans...........       (40)     (357)      --        --        --
  Indirect loans.............      (150)     (130)      (31)      (39)      (14)
  Credit card loans..........        (6)      (32)     (188)   (1,237)   (1,484)
  Overdraft loans............        (4)       (4)     (458)       (4)      (11)
  Consumer loans.............       (10)       (4)      (52)       (5)       (2)
                               --------  --------  --------  --------  --------
    Total charge-offs........      (210)     (528)     (729)   (1,505)   (1,511)
                               --------  --------  --------  --------  --------
Recoveries during the year:
  Real estate mortgage and
   home equity loans.........       --          1       --        --        --
  Commercial loans...........        75         4        11         1        33
  Indirect loans.............        32         5        20         8        11
  Credit card loans..........        56        61       181       166       126
  Overdraft loans............         1       --          1       --        --
  Consumer loans.............       --        --          2       --          8
                               --------  --------  --------  --------  --------
    Total recoveries.........       164        71       215       175       178
                               --------  --------  --------  --------  --------
Net charge-offs during the
 year........................       (46)     (457)     (514)   (1,330)   (1,333)
Provision for loan losses....       900       840       630     1,550     1,510
                               --------  --------  --------  --------  --------
Allowance for loan losses,
 end of the year.............  $  5,682  $  4,828  $  4,445  $  4,329  $  4,109
                               ========  ========  ========  ========  ========
Ratio of net charge-offs to
 average loans outstanding...       .01%      .07%      .10%      .32%      .34%
Allowance for loan losses as
 a percent of loans
 outstanding, net of unearned
 discount at end of the
 year........................       .69%      .67%      .70%      .97%      .98%
Ratio of allowance for loan
 losses to nonperforming
 loans.......................     12.94x    12.98x    16.34x    11.45x     1.98x

  The provision for loan losses increased $60,000 in 2000 as compared to 1999, and $210,000 in 1999 as compared to 1998, due primarily to the increase of loans outstanding. However, despite average growth in the loan portfolio of 15% and 30% in 2000 and 1999, respectively, the Company has continued to have low levels of nonperforming loans and net charge-offs.

  Currently and historically, the Company has maintained high asset quality. Net charge-offs for 2000 totaled $46,000 or .01% of average loans.

  The Company's allowance for loan losses as a percent of loans outstanding was .69% at December 31, 2000 as compared to .67% in 1999 and .70% in 1998. Management believes the allowance for loan losses is at an adequate level.

  The provision for loan losses is sufficient to provide for probable loan losses and maintain the allowance at an adequate level commensurate with management's evaluation of the risks inherent in the loan portfolio.

  Management of the subsidiary bank prepares a detailed analysis, at least quarterly, reviewing the adequacy of its allowance and, when appropriate, recommending an increase or decrease in its provision for loan losses. The analysis to determine the allocated portion of the allowance is divided into two parts. The first part involves primarily an estimated calculation of losses on specific problem and management watch list loans, the remaining credit card portfolio and delinquent consumer loans. The second part involves primarily a calculation of the bank's actual net charge-off history averaged with industry net charge-off history by major loan categories. In addition, the bank considers its loan growth, management capabilities, economic trends, credit concentrations, industry risks, underlying collateral values and the opinions of bank management. Accordingly, because each of these criteria is subject to change, the allocation of the allowance is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio.

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

  . Examinations of the loan portfolio of the subsidiary bank by Federal and State regulatory agencies; and

  . Reviews by third-party credit review consultants and internal audit staff.

  In addition to management's assessment of the portfolio, the Company and the subsidiary bank are examined periodically by regulatory agencies. Although such agencies do not determine whether the allowance for loan loss is adequate, their examinations may result in increases to the allowance based on their judgments about information available to them at the time of their examination.

  The following table considers both parts of the analysis discussed above to determine the allocation of the allowance for loan losses by loan type for each of the last five years.

Allocation of Allowance for Loan Losses

                                                    December 31,
                                         --------------------------------------
                                          2000    1999    1998    1997    1996
                                         ------  ------  ------  ------  ------
                                               (Dollars in thousands)
Allocation of allowance for loan
 losses:
  Real estate--commercial;
   construction, land acquisition and
   development loans...................  $  293  $  313  $  116  $   70  $  634
  Real estate--residential mortgage and
   home equity loans...................     173     126     120      65      57
  Commercial loans.....................     769     428     523     123      98
  Indirect loans.......................   1,104     793     496     105     178
  Consumer loans.......................      53      35      30      24      45
  Credit card loans....................      29      85     213     287   2,404
  Unallocated..........................   3,261   3,048   2,947   3,655     693
                                         ------  ------  ------  ------  ------
    Total allowance....................  $5,682  $4,828  $4,445  $4,329  $4,109
                                         ======  ======  ======  ======  ======
Percentage of loans to gross loans:
  Real estate--commercial;
   construction, land acquisition and
   development loans...................    27.6%   25.1%   24.7%   24.6%   23.6%
  Real estate--residential mortgage and
   home equity loans...................    27.9    28.5    30.1    36.2    35.4
  Commercial loans.....................    16.5    14.9    17.2    12.2     9.7
  Indirect loans.......................    26.6    29.9    26.1    23.7    13.9
  Consumer loans.......................     1.4     1.6     1.9     3.2     3.6
  Credit card loans....................     --      --      --      0.1    13.8
                                         ------  ------  ------  ------  ------
                                          100.0%  100.0%  100.0%  100.0%  100.0%
                                         ======  ======  ======  ======  ======

Nonperforming Assets

  The accrual of interest is discontinued on commercial, real estate and indirect loans when the continuity of contractual principal or interest is deemed doubtful by management or when 90 days or more past due and the loan is not well secured or in the process of collection. Interest income is recorded on these loans only as it is collected. Interest payments on nonaccrual loans which contain unusual risk features or marginal collateral values may be applied directly to loan principal for accounting purposes.

  The following table highlights the Company's nonperforming assets.

                                                    December 31,
                                         --------------------------------------
                                          2000    1999    1998    1997    1996
                                         ------  ------  ------  ------  ------
                                               (Dollars in thousands)
Nonaccruing loans......................  $  121  $   90  $  --   $  --   $1,730
Loans which are past due 90 days or
 more..................................     318     282     272     378     349
                                         ------  ------  ------  ------  ------
  Total nonperforming loans............     439     372     272     378   2,079
Other real estate owned................     --      --      --      --      --
                                         ------  ------  ------  ------  ------
  Total nonperforming assets...........  $  439  $  372  $  272  $  378  $2,079
                                         ------  ------  ------  ------  ------
Nonperforming loans to total loans
 outstanding...........................     .05%    .05%    .04%    .09%    .49%
Nonperforming assets to total loans
 outstanding and other
 real estate owned.....................     .05%    .05%    .04%    .09%    .49%
Nonperforming assets to total assets...     .04%    .03%    .03%    .05%    .27%
Nonperforming assets to total capital..     .50%    .47%    .35%    .53%   3.49%

Summary of Other Income

  The following table summarizes significant components of other income and percentage changes from year to year:

                                                                  % Change
                                                               ---------------
                                          2000    1999   1998  '00-'99 '99-'98
                                         ------- ------ ------ ------- -------
                                                (Dollars in thousands)
Service charges on deposit accounts..... $ 4,671 $3,600 $3,190    30%     13%
Investment management and trust fees....   1,144  1,128  1,048     1       8
Merchant credit card processing fees....   2,552  1,858  1,329    37      40
Fees on mortgages sold, net.............     177    422    416   (58)      1
Income from revenue sharing agreement...     900    900    900   --      --
Other operating income..................   1,020    979  1,029     4      (5)
Investment securities gains, net of
 losses.................................      18     79     79   (77)    --
                                         ------- ------ ------   ---     ---
Total................................... $10,482 $8,966 $7,991    17%     12%
                                         ======= ====== ======   ===     ===

 2000 versus 1999

  Service charges on deposit accounts increased $1,071,000 primarily due to an increase in cash management fees. These fees increased due to new customer volume including one very significant customer added late in 1999, which resulted in a full year of fees in 2000 as compared to two months of fees in 1999. In addition to cash management fees, retail fee income also increased primarily due to higher fees for online banking, debit card and ATM usage.

  Investment management and trust department income increased $16,000, primarily due to an increase in assets under investment management and other new trust business offset by decreases in the equity market which affect the trust fees earned on accounts. Total discretionary assets under investment management were $271 million at December 31, 2000 compared to $245 million at December 31, 1999.

  Merchant credit card processing fees increased $694,000 primarily due to new merchant accounts and increased volume. The number of merchants serviced increased to 298 at year-end 2000 from 262 at year-end 1999. Merchant interchange expense (in the Other Expense section) rose $523,000 in 2000.

  Fees on mortgages sold, servicing released, decreased $245,000 due to a weak mortgage market in 2000. Loans originated for sale in 2000 were $15.8 million as compared to $36.2 million in 1999. As the interest rates were rising late in 1999 and throughout 2000, the mortgage refinance market slowed down significantly. This fee income for 2000 represents the gain on mortgages sold of $264,000 net of $87,000 in commissions paid to the mortgage originators.

  Income from the revenue sharing agreement made in connection with the sale of the credit card portfolio in 1997 remained constant at $900,000 for both 2000 and 1999. Under the agreement, the Company shares the revenue from the sold portfolio until June of 2002, subject to a maximum annual payment of $900,000.

  The net gain recognized on securities sold was $18,000 in 2000. Included in gross gains of $388,000 was a gain of $254,000 from the revaluation of stock received in the exchange of the Company's privately-held shares of Cash Station, Inc. for publicly-traded shares of Concord EFS, Inc.. The gross loss of $370,000 includes a loss of $275,000 from the sale of $17 million in low-yielding investment securities that was primarily invested in higher-yielding government agency securities.

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

Summary of Other Expenses

  The following table summarizes significant components of other expenses and percentage changes from year to year:

                                                                   % Change
                                                                ---------------
                                         2000    1999    1998   '00-'99 '99-'98
                                        ------- ------- ------- ------- -------
                                                (Dollars in thousands)
Salaries and employee benefits........  $16,171 $15,817 $13,680     2%     16%
Occupancy expense.....................    1,797   1,683   1,566     7       7
Equipment expense.....................    2,011   1,824   1,906    10      (4)
Data processing.......................    1,028     968     776     6      25
Professional fees.....................      585     576     522     2      10
Postage, stationery and supplies......      869     865     834   --        4
Advertising and business development..    1,356   1,231   1,090    10      13
Merchant credit card interchange
 expense..............................    1,942   1,419     994    37      43
FDIC assessment.......................      184      92      81   100      14
Other operating expenses..............    1,174   1,165     974     1      20
                                        ------- ------- -------   ---     ---
Total.................................  $27,117 $25,640 $22,423     6%     14%
                                        ======= ======= =======   ===     ===

 2000 versus 1999

  Other expenses rose $1,477,000 or 6% in 2000 over 1999. Other expenses as a percentage of average assets improved to 2.2% for 2000 as compared to 2.4% for 1999. Net overhead expenses as a percentage of average earning assets improved to 1.4% from 1.7% and the efficiency ratio (other expenses to net interest income and other income) remained constant at 62.1% for both years.

  Salaries and employee benefits increased $354,000 or 2% over 1999. The increase was due to normal salary and benefit increases and higher compensation due to competitive market conditions. The increase in salaries is partially offset by a decrease in executive performance based compensation.

  Occupancy and equipment expenses increased $301,000 or 9% over 1999 due primarily to the opening of the new branches in LaGrange (September 1999) and Chicago (November 2000).

  Advertising and business development fees increased $125,000 over 1999 due primarily to an extensive advertising and public relations campaign to publicize the capabilities of the investment management and trust department and retail advertising and promotions related to the opening of the new Chicago branch.

  Merchant credit card interchange expense increased $523,000 due to new merchant accounts and increased volume. Merchant credit card processing fees (in other income) rose $694,000 in 2000.

  FDIC assessments increased $92,000 due to a new assessment on all banks to help service the Financial Corporation's (FICO) bond obligations. This assessment on banks now equals that on savings institutions.

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

  Salaries and employee benefits increased $2,137,000 or 16%. This increase was primarily the result of increased levels of executive performance based compensation, normal salary and benefit increases, higher compensation due to competitive market conditions and increased staffing requirements for the new LaGrange office (opened in September 1999), the Glen Ellyn office (opened in September 1998) and other growing areas of the bank.

  Occupancy and Equipment expense increased $35,000 primarily due to the new LaGrange office and a full year of operations at the Glen Ellyn office. These increases are offset by lower depreciation expense due to certain assets having become fully depreciated in 1999.

  Data processing fees increased $192,000 primarily as a result of additional trust processing fees and costs incurred for testing of the Company's operating systems for compliance with the Year 2000 date change.

  Professional fees increased $54,000 in 1999 primarily due to additional services related to the changes in corporate structure approved by the shareholders at the 1999 annual meeting.

  Advertising and business development increased $141,000 due primarily to additional advertising campaigns for retail loans and deposits.

  Merchant credit card interchange expense increased $425,000 due to new merchants and increased interchange fees. Merchant credit card processing fees (in other income) rose $529,000 in 1999.

  Other operating expenses increased $191,000 primarily due to higher corporate expenses and other costs necessary to support the growing areas of the Bank.

Income Tax Expense

  Income taxes for 2000 totaled $4,621,000 as compared to $4,277,000 for 1999 and $3,907,000 in 1998. When measured as a percentage of income before income taxes, the Company's effective tax rate remained consistent at 29% for 2000, 1999 and 1998.

FINANCIAL CONDITION

Liquidity

  Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depositors' withdrawal requirements, shareholders' dividends and to purchase Treasury stock under stock repurchase programs.

  The Company has numerous sources of liquidity including a portfolio of shorter-term loans, readily marketable investment securities, the ability to attract consumer time deposits and access to various borrowing arrangements.

Available borrowing arrangements are summarized as follows:

  Subsidiary Bank:

    . Informal Federal funds lines aggregating $123 million with seven correspondent banks, subject to continued good financial standing. As of December 31, 2000, all $123 million was available for use under these lines.

    . Reverse repurchase agreement lines with three brokerage firms are available based on the pledge of specific collateral and continued good financial standing of the Bank. As of December 31, 2000, approximately $58 million was available to the Bank under these lines.

    . Advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of December 31, 2000, approximately $10 million remains available to the Bank under the FHLB agreements.

    . A borrowing line of approximately $152 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral.

  Parent Company:

    . Revolving credit arrangement for $15 million. At December 31, 2000, the line was unused and matures on March 31, 2001. It is anticipated to be renewed annually.

    . Cash, short-term investments and other marketable securities totaling $4.1 million at December 31, 2000.

Interest Rate Sensitivity

  Interest rate risk arises when the maturity or repricing of assets differs significantly from the maturity or repricing of liabilities. The Company's financial results could be affected by changes in market interest rates such as the prime rate, LIBOR and treasury yields and rate competition for deposits. The objective of interest rate risk management is to provide the maximum levels of net interest income while maintaining acceptable levels of interest rate risk and liquidity risk. A number of measures are used to monitor and manage interest rate risk, including income simulation, rate shock analysis and interest sensitivity (gap) analysis.

  An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. The model incorporates management assumptions regarding the level of interest rate changes on indeterminate maturity deposit products (savings, money market, NOW and demand deposits) for a given level of market rate changes. Additionally, changes in prepayment behavior of loans and mortgage related assets in each rate environment are captured using estimates of prepayment speeds for the portfolios. Other assumptions in the model include cash flows and maturities of other financial instruments, changes in market conditions, loan volumes and pricing, and customer preferences. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

  The Company's policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates (rate shock) of 200 basis points. As of December 31,

2000 and 1999 the Company had the following estimated net interest income sensitivity profile. The impact of planned growth and anticipated new business activities is not factored into the calculation.

                                              2000               1999
                                         ----------------   ----------------
                                         -200 bp  +200 bp   -200 bp  +200 bp
                                         -------  -------   -------  -------
                                             (dollars in thousands)
Annual interest income change from an
 immediate change in rates.............. $2,269   $(2,115)  $1,856   $(2,562)
Percent change..........................    6.0%     (5.6)%    5.4%     (7.4)%

  The table below presents a static gap analysis as of December 31, 2000 which does not fully capture the true dynamics of interest rate changes including the timing and/or degree of interest rate changes. While most of the asset categories' rates change when certain independent indices (such as the prime rate) change, most liability categories are repriced at the Company's discretion subject, however, to competitive interest rate pressures.

Interest Rate Sensitive Position

                           1-90       91-180     181- 365      Over 1
                           days        days        days         year       Total
                         ---------   ---------   ---------   ----------  ----------
                                       (Dollars in thousands)
Rate sensitive assets:
  Federal funds sold and
   interest-bearing
   deposits with banks.. $  15,759   $     --    $     --    $      --   $   15,759
  Taxable securities....    49,740      18,646      24,830      174,892     268,108
  Tax exempt
   securities...........       475         250       2,265       48,887      51,877
  Loans, net of unearned
   discount.............   287,287      41,047      84,334      412,352     825,020
                         ---------   ---------   ---------   ----------  ----------
    Total............... $ 353,261   $  59,943   $ 111,429   $  636,131  $1,160,764
                         ---------   ---------   ---------   ----------  ----------
    Cumulative total.... $ 353,261   $ 413,204   $ 524,633   $1,160,764
                         ---------   ---------   ---------   ----------
Rate sensitive
 liabilities:
  Savings and NOW
   accounts............. $ 130,602   $     --    $     --    $      --   $  130,602
  Money market
   accounts.............   111,761         --          --           --      111,761
  Time deposits.........   163,136     117,035     157,498       76,642     514,311
  Borrowings............    58,488         969         --       111,250     170,707
                         ---------   ---------   ---------   ----------  ----------
    Total............... $ 463,987   $ 118,004   $ 157,498   $  187,892  $  927,381
                         ---------   ---------   ---------   ----------  ----------
    Cumulative total.... $ 463,987   $ 581,991   $ 739,489   $  927,381
                         ---------   ---------   ---------   ----------
Cumulative gap.......... $(110,726)  $(168,787)  $(214,856)  $  233,383
                         ---------   ---------   ---------   ----------
Cumulative gap to total
 assets ratio...........     (8.86)%    (13.51)%    (17.20)%      18.68%
                         ---------   ---------   ---------   ----------

Investment Securities

  The Company's investment portfolio decreased $28.6 million or 8% during 2000 to $320.0 million at year-end from $348.6 million at year-end 1999. This decrease is partially due to redirecting proceeds received from security maturities, calls and paydowns to fund the higher-yielding loan demand. In purchasing securities, the Company has continued its strategy to minimize state income taxes by primarily investing in state income tax exempt U.S. Government agency securities, and to a lesser extent, U.S. Treasury securities.

  U.S. Treasury Securities: The Company decreased its holdings of U.S. Treasuries by $30.5 million to $26.8 million at year-end from $57.3 million at year-end 1999. The decrease was primarily due to the sale of $17.3 million in low yielding treasury securities that were reinvested in higher-yielding U.S. Government Agency Securities. The average maturity of the U.S. Treasury portfolio decreased to 1.7 years in 2000 from 1.9 years in 1999.

  U.S. Government Agency and Mortgage Backed Securities: The U.S. Government agency securities (including agency mortgage backed securities and agency collateralized mortgage obligations) portfolio increased $800,000 in 2000 to $225.6 million at year-end from $224.8 million at year-end 1999. The slight increase was primarily due to the reinvestment of maturing securities into this higher-yielding security. The average maturity of this sector of the portfolio remained at 3.8 years in both 2000 and 1999.

  Municipal Securities: The Company's municipal security holdings decreased $1.3 million to $53.8 million at year-end from $55.1 million at year-end 1999. Due to their Federally tax-exempt status, low credit risk, and pledgability for public deposits, municipal securities remain attractive investments. All municipal securities held are rated "A" or better by one or more of the national rating services or are "non-rated" issues of local communities which, through the bank's own analysis, are deemed to be of satisfactory quality. The average contractual maturity of this portfolio decreased slightly to 5.5 years in 2000 from 5.9 years in 1999.

  Corporate and Other Securities: Holdings of corporate and other securities increased $2.3 million to $13.7 million in 2000 from $11.4 million in 1999. The increase consisted primarily of purchases of long-term corporate debt securities offset by the sale of equity securities at the parent company level. At December 31, 2000, the portfolio consists primarily of $7.3 million in corporate debt securities and $5.6 million of Federal Home Loan Bank stock.

 1999

  The Company's investment portfolio increased $50.9 million or 17% during 1999 to $348.6 million at year-end from $297.7 million at year-end 1998. This increase in 1999 was primarily in state income tax exempt U.S. Government agency securities offset by the maturity of short-term corporate securities purchased late in 1998.

  The following table sets forth the carrying values of investment securities held on the dates indicated.

Investments by Type (at carrying value)

                                                            December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                       (Dollars in thousands)
U.S. Treasury....................................... $ 26,840 $ 57,285 $ 50,403
U.S. Government agencies............................  212,916  206,325  102,797
Agency mortgage-backed securities...................   11,861   15,931   19,683
Agency collateralized mortgage obligations..........      807    2,536   15,310
State and municipal.................................   53,850   55,139   56,036
Corporate and other securities......................   13,711   11,391   53,445
                                                     -------- -------- --------
Total investment portfolio.......................... $319,985 $348,607 $297,674
                                                     ======== ======== ========

  At December 31, 2000 there are no investment securities of any one issuer in excess of 10% of shareholders' equity other than securities of the U.S. Government and its agencies.

  The maturity distribution and weighted average yield of investment securities at December 31, 2000 are presented in the following table:

Analysis of Investment Portfolio

                                                  U.S.           State and
                              U.S. Treasury    Government        Municipal        Corporate and
                               Securities    Agencies(/1/)       Securities     Other Securities
                              -------------  --------------  ------------------ ----------------------
                              Amount  Yield   Amount  Yield  Amount  Yield(/2/)  Amount         Yield
                              ------- -----  -------- -----  ------- ---------- ---------      -------
                                                   (Dollars in thousands)
Maturities:
 Within 1 year..............  $10,117 4.74%  $ 42,774 5.83%  $ 3,503    8.00%   $     --          --
 1-5 years..................   16,723 5.93     89,858 6.45    24,184    7.89          --          --
 5-10 years.................      --   --      92,952 7.30    24,253    7.78        1,478        7.98
 After 10 years                   --   --         --   --      1,910    8.53       12,233(/3/)   8.42
                              ------- ----   -------- ----   -------    ----    ---------      ------
                              $26,840 5.48%  $225,584 6.68%  $53,850    7.87%   $  13,711        8.37%
                              ======= ====   ======== ====   =======    ====    =========      ======
Average months to maturity..       20              45             66                  304

--------
(/1/Included)in U.S. Government agencies are agency mortgage-backed securities
    (MBS) and agency collateralized mortgage obligations (CMOs). Given the amortizing nature of MBS and CMOs, the maturities presented in the table are based on their estimated average lives at December 31, 2000. The estimated average lives may differ from actual principal cash flows. Principal cash flows include prepayments and scheduled principal amortization.
(/2/Yields)on state and municipal securities are calculated on a tax-
    equivalent basis using a tax rate of 34%.
(/3/Included)in this amount are equity securities and the Federal Home Loan
    Bank of Chicago stock, which have no maturity date and are not included in the average months to maturity.

Loans

 2000

  At year-end 2000, loans outstanding, net of unearned discount, increased $105.1 million or 15% compared to 1999. Commercial, commercial real estate and home equity loans led 2000 loan growth. In addition, the residential mortgage and indirect loan portfolios posted increases.

  Commercial loans increased $28.8 million or 27% to $136.3 million in 2000. This increase was primarily due to additional marketing efforts, new large participations in nationally syndicated loans in other areas of the country and competitive pricing.

  Construction, land acquisition and development loans increased $23.5 million or 104% to $46.1 million and commercial mortgage loans increased $23.4 million or 15% to $181.4 million in 2000. These increases are primarily due to increased marketing in the Chicago area and competitive loan pricing.

  Home equity loans increased $17.5 million or 21% to $102.8 million due primarily to successful mass marketing efforts and increased usage on existing lines.

  Residential mortgage loans increased $7.6 million or 6% due to lower payoffs on our existing portfolio due to rising interest rates. In 2000, the Company originated approximately $40 million in new residential real estate loans of which $24 million were retained in the portfolio and $16 million were sold to investors.

  Indirect loans increased $4.0 million or 2% to $219.3 million in 2000. This modest increase was intentional. The interest rate environment was such that the capital needed to support these lower yielding loans could be better utilized in higher-yielding commercial loans. Included in the indirect loans are $5.4 million in Harley Davidson motorcycle loans that have been originated as part of a national marketing initiative. The Company does not have any programs to buy subprime indirect loan paper.

  There were no loan concentrations exceeding 10% of total loans at December 31, 2000, which were not otherwise disclosed.

 1999

  At year-end 1999, loans outstanding, net of unearned discount, increased $88.0 million or 14% compared to 1998. Indirect loans, commercial real estate and home equity loans led the 1999 loan growth.

  Indirect loans increased $50.0 million or 30% to $215.4 million in 1999 primarily due to competitive loan pricing and marketing efforts that added new dealers to the established network of metropolitan Chicago auto dealer relationships. The Company did not have any programs to buy subprime indirect loan paper.

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

  There were no loan concentrations exceeding 10% of total loans at December 31, 1999, which are not otherwise disclosed.

Loans by Type

                                                   December 31,
                                   --------------------------------------------
                                     2000     1999     1998     1997     1996
                                   -------- -------- -------- -------- --------
                                              (Dollars in thousands)
Commercial loans.................. $136,314 $107,557 $108,685 $ 54,658 $ 40,895
Real estate loans--
  Construction, land acquisition
   and development loans..........   46,082   22,566   41,640   36,525   35,902
  Commercial mortgage loans.......  181,380  158,008  114,373   73,376   63,394
  Residential mortgage loans......  127,794  120,191  117,438   96,766   93,730
  Home equity loans...............  102,841   85,343   73,149   65,273   55,297
Indirect loans(/1/)...............  219,348  215,364  165,341  105,807   58,578
Consumer loans(/2/) ..............   11,370   11,189   11,780   14,932   14,993
Credit card loans.................       29       85      213      631   58,114
                                   -------- -------- -------- -------- --------
                                   $825,158 $720,303 $632,619 $447,968 $420,903
Less:
  Unearned discount...............      138      334      632      636      739
  Allowance for loan losses.......    5,682    4,828    4,445    4,329    4,109
                                   -------- -------- -------- -------- --------
  Loans, net...................... $819,338 $715,141 $627,542 $443,003 $416,055
                                   -------- -------- -------- -------- --------

--------
(/1/Indirect)loans represent consumer loans made through a network of new car and motorcycle dealers.
(/2/Included)in this amount are student loans, direct automobile loans and check credit loans.

  As evidenced by the previous table, loans secured by real estate comprise the greatest percentage of total loans. Most of the Company's residential real estate loans are secured by first mortgages and home equity loans are secured primarily by junior liens on one-to-four family residences in the Chicago Metropolitan area. The Company's loan policy generally requires that the loan to value ratio should not exceed eighty percent of the appraised value of the real estate for residential mortgage loans and eighty five percent of the appraised value for home equity loans. Commercial mortgages and construction, land acquisition and development loans are generally secured by properties in the Chicago Metropolitan area. In 2000 the Bank began to participate in some larger nationally syndicated loans on properties outside of the Chicago area; however, there is no concentration of these loans in any other region of the United States.

  Average loans for 2000 were $778.3 million, an increase of $102.4 million or 15% as compared to 1999. As shown in the following table, the increase is primarily in commercial, commercial mortgage, home equity and indirect loans. Average loans for 1999 increased to $675.9 million, an increase of $154.8 million or 30% over the 1998 average.

Average Loans and Yield by Type

                                      2000            1999            1998
                                 --------------  --------------  --------------
                                  Amount  Yield   Amount  Yield   Amount  Yield
                                 -------- -----  -------- -----  -------- -----
                                            (Dollars in thousands)
Commercial loans...............  $120,152 8.50%  $106,594 7.69%  $ 75,406 7.96%
Real estate-commercial;
 construction, land acquisition
 and development loans            203,687 8.40    171,428 8.07    125,347 8.80
Residential mortgage loans.....   126,717 7.11    119,825 6.99    106,056 7.17
Home equity loans..............    94,078 8.14     77,986 7.41     68,547 7.97
Indirect loans.................   222,175 7.03    188,517 6.96    132,015 7.32
Consumer loans.................    11,465 8.85     11,582 8.27     13,701 8.53
                                 -------- ----   -------- ----   -------- ----
Total..........................  $778,274 7.79%  $675,932 7.44%  $521,072 7.86%
                                 ======== ====   ======== ====   ======== ====

  The following table indicates the maturity distribution of selected loans at December 31, 2000:

Maturity Distribution of Selected Loans

                                           One year   One to    Over
                                              or       five     five
                                           less(/1/)  years    years    Total
                                           --------- -------- -------- --------
                                                  (Dollars in thousands)
Commercial loans.........................  $ 69,276  $ 55,991 $ 11,047 $136,314
Real estate--commercial; construction,
 land acquisition and development loans..    27,111    89,590  110,761  227,462
Residential mortgage loans...............     4,210    11,443  112,141  127,794
Home equity loans........................     8,818    67,304   26,719  102,841
                                           --------  -------- -------- --------
                                           $109,415  $224,328 $260,668 $594,411
                                           ========  ======== ======== ========

--------
(/1/Includes)demand loans.

  The following table indicates, for the loans in the Maturity Distribution table, the amounts due after one year which have fixed and variable interest rates at December 31, 2000:

                                                 Fixed
                                                  Rate   Variable Rate  Total
                                                -------- ------------- --------
                                                    (Dollars in thousands)
Commercial loans............................... $ 30,202   $ 36,836    $ 67,038
Real estate--commercial; construction, land
 acquisition
 and development loans.........................   63,364    136,987     200,351
Residential mortgage loans.....................   51,938     71,646     123,584
Home equity loans..............................   62,595     31,428      94,023
                                                --------   --------    --------
                                                $208,099   $276,897    $484,996
                                                ========   ========    ========

  Variable rate loans are those on which the interest rate can be adjusted for changes in the Company's index rate (similar to prime rate), The Wall Street Journal's published prime rate, LIBOR or the brokers' call money rate. Fixed rate loans are those on which the interest rate cannot be changed during the term of the loan.

Deposits

  At year-end 2000, total deposits increased $84.2 million or 9% compared to 1999. This increase was primarily due to a $44.8 million increase in time deposits and a $54.6 million increase in money market accounts which was the result of successful retail deposit promotions and to a lesser extent, a move by consumers from the lower rate savings accounts to these higher rate accounts. In addition, through successful marketing, the Company increased noninterest-bearing demand deposits, primarily business accounts, by $25.3 million at year-end 2000. At December 31, 2000, there were no brokered deposits.

  Average deposits for 2000 increased $110.5 million or 13% as compared to 1999. The increase in average deposits was primarily due to a $89.1 million increase in average time deposits and a $44.5 million increase in average money market deposits offset by a $33.4 million decrease in average savings and NOW accounts. In addition, average noninterest-bearing demand deposits, primarily business accounts, increased $10.4 million in 2000.

  Average deposits for 1999 increased $113.0 million or 16% as compared to 1998. The increase in average deposits was primarily due to an $84.3 million increase in time deposits, primarily from public funds and 1999 retail promotions and a $19.3 million increase in noninterest-bearing demand deposits, primarily business accounts.

Average Deposits and Rate by Type

                                      2000           1999           1998
                                  -------------  -------------  -------------
                                   Amount  Rate   Amount  Rate   Amount  Rate
                                  -------- ----  -------- ----  -------- ----
                                           (Dollars in thousands)
Noninterest-bearing demand
 deposits........................ $199,753  -- % $189,448  -- % $170,146  -- %
Savings deposits and NOW
 accounts........................  139,014 3.02   172,452 2.76   171,067 3.34
Money market accounts............   92,581 4.75    48,112 3.43    40,139 3.24
Time deposits....................  520,297 6.05   431,150 5.43   346,807 5.77
                                  -------- ----  -------- ----  -------- ----
Total............................ $951,645 4.21% $841,162 3.55% $728,159 3.71%
                                  ======== ====  ======== ====  ======== ====

  As of December 31, 2000, the scheduled maturities of time deposits are as follows:

Maturity Distribution of Time Deposits

                                                                       (Dollars
                                                                          in
                                                                      thousands)
2001.................................................................  $437,669
2002.................................................................    64,519
2003.................................................................     3,784
2004.................................................................     1,381
2005.................................................................     6,873
2006 and thereafter..................................................        85
                                                                       --------
Total................................................................  $514,311
                                                                       ========

Borrowings

  Short-term borrowings, which include Federal funds purchased, securities sold under agreements to repurchase and Treasury, tax and loan demand notes, were $83.7 million at December 31, 2000, down $14.3 million from $98.0 million at the end of 1999. The 2000 decrease was primarily due to a decrease in

Treasury tax and loan demand notes and to a lesser extent, a decrease in Federal funds purchased and securities sold under agreements to repurchase. In 1999, short-term borrowings increased to $98.0 million from $87.3 million in 1998, primarily due to an increase in Treasury tax and loan demand notes partially offset by a decrease in Federal funds purchased and an increase in securities sold under agreements to repurchase.

  As a member of the Federal Home Loan Bank, the Bank may obtain advances secured by certain of its residential mortgage loans and other assets. The Company continued to utilize the Federal Home Loan Bank advances due to the comparatively favorable terms available. Borrowings increased to $81.0 million at December 31, 2000 from $63.0 million at December 31, 1999, up 29%. In 1999 total FHLB borrowings increased 10% from $57.5 million at December 31, 1998. Borrowings mature from 2002 to 2008 and bear fixed interest rates ranging from 5.23% to 7.14%. At December 31, 2000, $25 million in FHLB borrowings are callable at the discretion of the FHLB of Chicago. See Item 8 under Note 6 to the consolidated financial statements for additional information.

  At December 31, 2000, the Company has $6 million in Trust Preferred Capital Securities outstanding bearing an interest rate of 10.6% and maturing in 2030. These securities represent the Company's participation in a $300 million Pooled Trust Preferred Program that was distributed in an institutional private placement. The proceeds, which qualify as Tier I Capital for regulatory purposes, were used to pay down $2.1 million in short-term debt, repurchase Company stock and the balance is available for general corporate purposes and to provide capital to support the Company's and the Bank's future growth.

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

  At December 31, 2000, the Company's shareholders' equity climbed to $87.6 million. The Company's and its subsidiary bank's capital ratios not only exceeded minimum regulatory guidelines, but also the FDIC criteria for "well-capitalized" banks. As a result of loan growth, the risk weighted assets of the Bank have increased resulting in a slight decrease in the Company's capital ratios. See Item 8 under Note 9 to the financial statements for regulatory capital disclosures.

  In 2000, cash dividends declared totaled $2,812,000, an 8% increase from 1999. In 1999, cash dividends declared totaled $2,596,000, a 14% increase from 1998. The dividend payout ratio for 2000 was 25.45% as compared to 24.62% in 1999.

  During 2000, the Company repurchased a total of 253,500 shares of Common Stock at an average cost of $15.28 per share. In 1999, repurchases totaled 105,500 shares as an average cost of $18.79 per share. These repurchases were made under three separate Board approved Stock Repurchase programs and can be made in the open market or through negotiated transactions from time to time depending on market conditions. The stock repurchased is held as treasury stock to be used for general corporate purposes. The stock repurchase programs in place during 2000 are as follows:

  . On January 27, 1998, the Company's Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 200,000 shares, of its Common Stock through mid-1999. This program was extended through December 31, 2000. This plan was completed in February 2000 at an average price of $19.65 per share.

  . On January 25, 2000, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 200,000 shares of its Common Stock through mid-2001. This plan was completed in September 2000 at an average price of $15.26 per share.

  . On August 31, 2000, the Board of Directors authorized an additional stock repurchase program which allows the Company to purchase up to 200,000 shares (or approximately 3% of outstanding shares) of Common Stock through January 2002. Through December 31, 2000, the company has repurchased 45,146 shares under this plan at an average price of $15.08 per share.

Branch Expansion

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

  In November 2000, the Bank opened its first Chicago branch at Huron and Dearborn Streets in the River North area of Chicago, Illinois. The Company began depreciating capitalized costs associated with this branch when the branch was put into service.

  In March 2001, the Bank closed on the purchase of property in Bolingbrook, Illinois. The Bank will be constructing its 14th location on this site.

Condensed Quarterly Earnings Summary

                                      2000                            1999
                         ------------------------------- -------------------------------
                         Fourth   Third  Second   First  Fourth   Third  Second   First
                         Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
                         ------- ------- ------- ------- ------- ------- ------- -------
                                                 (in thousands)
Interest income......... $22,071 $21,719 $21,090 $19,303 $18,474 $17,796 $16,941 $16,249
Interest expense........  13,594  13,581  12,741  11,062  10,214   9,601   8,978   8,330
                         ------- ------- ------- ------- ------- ------- ------- -------
Net interest income..... $ 8,477 $ 8,138 $ 8,349 $ 8,241 $ 8,260 $ 8,195 $ 7,963 $ 7,919
Provision for loan
 losses.................     225     225     225     225     210     210     210     210
Other income............   2,842   2,653   2,593   2,394   2,242   2,229   2,439   2,056
Other expense...........   6,634   6,721   6,934   6,828   6,417   6,409   6,534   6,280
                         ------- ------- ------- ------- ------- ------- ------- -------
Income before income
 taxes.................. $ 4,460 $ 3,845 $ 3,783 $ 3,582 $ 3,875 $ 3,805 $ 3,658 $ 3,485
Income taxes............   1,354   1,126   1,103   1,038   1,134   1,111   1,040     992
                         ------- ------- ------- ------- ------- ------- ------- -------
Net Income.............. $ 3,106 $ 2,719 $ 2,680 $ 2,544 $ 2,741 $ 2,694 $ 2,618 $ 2,493
                         ======= ======= ======= ======= ======= ======= ======= =======

  The above quarterly financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

Impact of New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. The Statement is effective January 1, 2001 for the Company. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. As the Company has no freestanding derivative instruments in place and has not identified any embedded derivatives, the adoption of SFAS No. 133 on January 1, 2001 did not materially impact the position or results of operation of the Company.

  In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to impact the position or results of operation of the Company.

Forward Looking Statements

  Except for historical matters, this Form 10-K Annual Report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ from these estimates. These factors include, but are not limited to, changes in: general economic conditions, interest rates, legislative or regulatory changes, loan demand, depositor preferences, the ability to attract and retain experienced senior management and construction buildout or other delays relating to branch expansion. Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

  See "Interest Rate Sensitivity" in Item 7 of this document.

ITEM 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------
                                                            (Dollars in
                                                            thousands)
Assets
Cash and due from banks............................... $   55,291  $   47,080
Federal funds sold and securities purchased under
 agreements to resell.................................     15,640         --
Interest-bearing deposits with banks..................        119         488
Investment securities:
  Securities held-to-maturity, at amortized cost (fair
   value of $99,617 and $93,202 in 2000 and 1999,
   respectively)......................................     98,131      94,425
  Securities available-for-sale, at fair value........    221,854     254,182
                                                       ----------  ----------
Total investment securities...........................    319,985     348,607
Loans, net of unearned discount.......................    825,020     719,969
Less-allowance for loan losses........................     (5,682)     (4,828)
                                                       ----------  ----------
  Net loans...........................................    819,338     715,141
Premises and equipment, net...........................     23,117      21,809
Other assets..........................................     15,782      13,231
                                                       ----------  ----------
Total Assets.......................................... $1,249,272  $1,146,356
                                                       ==========  ==========
Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits................... $  221,552  $  196,243
Interest-bearing deposits:
  Savings deposits and NOW accounts...................    130,602     171,135
  Money market accounts...............................    111,761      57,186
  Time deposits
    Under $100,000....................................    279,139     236,108
    $100,000 and over.................................    235,172     233,400
                                                       ----------  ----------
Total interest-bearing deposits.......................    756,674     697,829
                                                       ----------  ----------
Total deposits........................................    978,226     894,072
Federal funds purchased and securities sold under
 agreements to repurchase.............................     71,967      78,008
Treasury, tax and loan demand notes...................     11,740      20,000
Federal Home Loan Bank borrowings.....................     81,000      63,000
Trust Preferred Capital Securities....................      6,000         --
Other liabilities.....................................     12,733      11,277
                                                       ----------  ----------
Total Liabilities.....................................  1,161,666   1,066,357
Shareholders' Equity:
Preferred stock, series B, no par value, authorized--
 100,000 shares, issued--none.........................        --          --
Common Stock, $2 par value, authorized--16,000,000
 shares in 2000 and 1999, issued--7,283,256 shares in
 2000 and 1999, outstanding--6,345,745 shares in 2000
 and 6,531,314 shares in 1999.........................     14,567      14,567
Surplus...............................................     11,849      11,985
Accumulated other comprehensive income (loss), net of
 tax..................................................      1,410      (1,245)
Retained earnings.....................................     70,593      62,356
Less cost of shares in treasury, 937,511 and 751,942
 common shares in 2000 and 1999, respectively.........    (10,813)     (7,664)
                                                       ----------  ----------
Total Shareholders' Equity............................     87,606      79,999
                                                       ----------  ----------
Total Liabilities and Shareholders' Equity............ $1,249,272  $1,146,356
                                                       ==========  ==========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                         (Dollars in thousands
                                                           except per share
                                                               amounts)
Interest income:
 Interest and fees on loans............................ $60,450 $50,078 $40,811
 Interest on securities:
  U.S. Treasury and Government agencies................  18,031  14,208  14,127
  Obligations of states and political subdivisions.....   2,979   2,825   2,574
  Other securities.....................................     888     830   1,314
 Interest on Federal funds sold and securities
  purchased under agreements to resell.................   1,821   1,118   2,106
 Interest on deposits with banks.......................      14     401     764
                                                        ------- ------- -------
Total interest income..................................  84,183  69,460  61,696
Interest expense:
 Interest on savings deposits and NOW accounts.........   4,201   4,765   5,711
 Interest on money market accounts.....................   4,400   1,648   1,302
 Interest on time deposits.............................  31,465  23,428  20,016
 Interest on Federal funds purchased and securities
  sold under agreements to repurchase..................   5,405   3,042   2,491
 Interest on Treasury, tax and loan demand notes.......   1,019     370     523
 Interest on Federal Home Loan Bank borrowings.........   4,286   3,870   3,243
 Interest on Trust Preferred Capital Securities........     202     --      --
                                                        ------- ------- -------
Total interest expense.................................  50,978  37,123  33,286
                                                        ------- ------- -------
Net interest income....................................  33,205  32,337  28,410
Provision for loan losses..............................     900     840     630
                                                        ------- ------- -------
Net interest income after provision for loan losses....  32,305  31,497  27,780
                                                        ------- ------- -------
Other income:
 Service charges on deposit accounts...................   4,671   3,600   3,190
 Investment management and trust fees..................   1,144   1,128   1,048
 Merchant credit card processing fees..................   2,552   1,858   1,329
 Fees on mortgages sold, net...........................     177     422     416
 Income from revenue sharing agreement.................     900     900     900
 Other operating income................................   1,020     979   1,029
 Investment securities gains, net of losses............      18      79      79
                                                        ------- ------- -------
Total other income.....................................  10,482   8,966   7,991
                                                        ------- ------- -------
Other expenses:
 Salaries and employee benefits........................  16,171  15,817  13,680
 Occupancy expense.....................................   1,797   1,683   1,566
 Equipment expense.....................................   2,011   1,824   1,906
 Data processing.......................................   1,028     968     776
 Postage, stationery and supplies......................     869     865     834
 Advertising and business development..................   1,356   1,231   1,090
 Merchant credit card interchange expense..............   1,942   1,419     994
 Other operating expenses..............................   1,943   1,833   1,577
                                                        ------- ------- -------
Total other expenses...................................  27,117  25,640  22,423
                                                        ------- ------- -------
Income before income taxes.............................  15,670  14,823  13,348
Income tax expense.....................................   4,621   4,277   3,907
                                                        ------- ------- -------
Net income............................................. $11,049 $10,546 $ 9,441
                                                        ======= ======= =======
Basic earnings per share............................... $  1.72 $  1.60 $  1.42
                                                        ======= ======= =======
Diluted earnings per share............................. $  1.70 $  1.57 $  1.39
                                                        ======= ======= =======

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                               Class A
                             Common Stock        Common Stock                Accumulated
                          -------------------  ------------------               Other                             Total
                                        Par                 Par             Comprehensive Retained  Treasury  Shareholders'
                            Shares     Value    Shares     Value   Surplus  Income (loss) Earnings   Stock       Equity
                          ----------  -------  ---------  -------  -------  ------------- --------  --------  -------------
                                                 (Dollars in thousands except share amounts)
Balance at December 31,
 1997...................   3,972,814  $ 7,946  3,297,792  $ 6,596  $11,802     $ 1,644    $47,258   $ (3,585)    $71,661
                          ----------  -------  ---------  -------  -------     -------    -------   --------     -------
Comprehensive income,
 net of tax
 Net income.............                                                                    9,441                  9,441
 Unrealized holding gain
  during the period of
  $671, net of
  reclassification
  adjustment for
  realized gain included
  in net income of $52..                                                           619                               619
                                                                                                                 -------
Total comprehensive
 income.................                                                                                          10,060
Conversion of common
 stock into Class A
 common stock...........      47,088       94    (47,088)     (94)
Dividends declared......                                                                   (2,282)                (2,282)
Exercise of stock
 options (including tax
 benefit)...............                          12,650       25      153                    (11)         1         168
Purchase of treasury
 stock (117,000 shares
 of Class A common).....                                                                              (2,546)     (2,546)
                          ----------  -------  ---------  -------  -------     -------    -------   --------     -------
Balance at December 31,
 1998...................   4,019,902  $ 8,040  3,263,354  $ 6,527  $11,955     $ 2,263    $54,406   $ (6,130)    $77,061
                          ----------  -------  ---------  -------  -------     -------    -------   --------     -------
Comprehensive income,
 net of tax
 Net income.............                                                                   10,546                 10,546
 Unrealized holding loss
  during the period of
  $3,456, net of
  reclassification
  adjustment for
  realized gain included
  in net income of $52..                                                        (3,508)                           (3,508)
                                                                                                                 -------
Total comprehensive
 income.................                                                                                           7,038
Reclassification of
 common stock into Class
 A common stock and
 renamed Common Stock...  (4,019,902)  (8,040) 4,019,902    8,040
Dividends declared......                                                                   (2,596)                (2,596)
Exercise of stock
 options (including tax
 benefit)...............                                                30                               448         478
Purchase of treasury
 stock (105,500 common
 shares)................                                                                              (1,982)     (1,982)
                          ----------  -------  ---------  -------  -------     -------    -------   --------     -------
Balance at December 31,
 1999...................         --   $   --   7,283,256  $14,567  $11,985     $(1,245)   $62,356   $ (7,664)    $79,999
                          ----------  -------  ---------  -------  -------     -------    -------   --------     -------
Comprehensive income,
 net of tax
 Net income.............                                                                   11,049                 11,049
 Unrealized holding gain
  during the period of
  $2,667, net of
  reclassification
  adjustment for
  realized gain included
  in net income of $12..                                                         2,655                             2,655
                                                                                                                 -------
Total comprehensive
 income.................                                                                                          13,704
Dividends declared......                                                                   (2,812)                (2,812)
Exercise of stock
 options (including tax
 benefit)...............                                              (136)                              723         587
Purchase of treasury
 stock (253,500 common
 shares)................                                                                              (3,872)     (3,872)
                          ----------  -------  ---------  -------  -------     -------    -------   --------     -------
Balance at December 31,
 2000...................         --   $   --   7,283,256  $14,567  $11,849     $ 1,410    $70,593   $(10,813)    $87,606
                          ==========  =======  =========  =======  =======     =======    =======   ========     =======

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                  (Dollars in thousands)
Cash flows from operating activities:
 Net income................................... $  11,049  $  10,546  $   9,441
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization...............     2,220      2,024      2,056
  Discount accretion..........................      (856)      (875)    (1,398)
  Premium amortization........................     1,113      1,274      1,255
  Provision for loan losses...................       900        840        630
  Deferred taxes..............................      (111)      (244)    (1,039)
  Investment securities gains, net of losses..       (18)       (79)       (79)
  Increase (decrease) from revenue sharing
   agreement..................................        (3)        17         19
  Origination of real estate loans for sale...   (15,832)   (36,197)   (55,469)
  Proceeds from sale of real estate loans
   originated for sale........................    16,059     39,962     53,219
  Gain on sale of mortgage loans originated
   for sale...................................      (264)      (629)      (711)
  FHLB stock dividend.........................      (310)       --         --
  Increase in other assets....................    (2,550)    (4,133)    (1,340)
  Increase in other liabilities...............       200      3,684      1,260
  Amortization of intangible assets...........       --         --          42
                                               ---------  ---------  ---------
Net cash provided by operating activities.....    11,597     16,190      7,886
Cash flows from investing activities:
 Interest-bearing deposits with banks:
  Proceeds from maturities....................       --      11,480        --
 Securities held-to-maturity:
  Purchases...................................   (32,769)   (22,737)   (66,156)
  Proceeds from maturities, calls and
   paydowns...................................    29,179     65,788     68,121
 Securities available-for-sale:
  Purchases...................................   (46,549)  (303,996)  (151,125)
  Proceeds from maturities, calls and
   paydowns...................................    53,234     76,939     48,327
  Proceeds from sales.........................    29,620    127,438    106,417
 Increase in loans............................  (105,060)   (91,575)  (182,208)
 Purchases of premises and equipment..........    (3,526)    (2,801)    (4,315)
                                               ---------  ---------  ---------
Net cash used in investing activities.........   (75,871)  (139,464)  (180,939)
Cash flows from financing activities:
 Increase in noninterest bearing demand
  deposits....................................    25,309      9,034     33,403
 Increase in interest-bearing deposit
  accounts....................................    58,845    107,236    116,636
 Increase (decrease) in Federal funds
  purchased and securities sold under
  agreements to repurchase....................    (6,041)    (5,578)    30,978
 Increase (decrease) in Treasury, tax and loan
  demand notes................................    (8,260)    16,318     (8,826)
 Proceeds from Federal Home Loan Bank
  borrowings..................................    23,000     10,500     42,500
 Repayment of Federal Home Loan Bank
  borrowings..................................    (5,000)    (5,000)   (27,500)
 Proceeds from Trust Preferred Capital
  Securities..................................     6,000        --         --
 Purchase of treasury stock...................    (3,872)    (1,982)    (2,546)
 Exercise of stock options....................       587        478        168
 Cash dividends...............................    (2,812)    (2,596)    (2,282)
                                               ---------  ---------  ---------
Net cash provided by financing activities.....    87,756    128,410    182,531
                                               ---------  ---------  ---------
Net increase in cash and cash equivalents.....    23,482      5,136      9,478
Cash and cash equivalents at beginning of
 year.........................................    47,568     42,432     32,954
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  71,050  $  47,568  $  42,432
                                               =========  =========  =========
Supplemental disclosures:
 Interest paid................................ $  53,318  $  41,200  $  32,697
 Income taxes paid............................     4,175      4,672      3,204

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

  The consolidated financial statements include the accounts of First Oak Brook Bancshares, Inc. (the Company) and its wholly-owned subsidiaries, Oak Brook Bank (the Bank) and FOBB Statutory Trust I. Also included are the accounts of Oak Real Estate Development Corporation, a wholly owned subsidiary of the Bank. All intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry.

  The Company, through the Bank, operates in a single segment engaging in general retail and commercial banking business, primarily in the Chicago Metropolitan area. The services offered include demand, savings and time deposits, corporate cash management services, commercial lending products such as commercial loans, mortgages and letters of credit, and personal lending products such as residential mortgages, home equity lines and vehicle loans. The Bank has a full service investment management and trust department.

  The Bank formed a wholly-owned real estate subsidiary in 2000, Oak Real Estate Development Corporation, for the purpose of real estate development. The subsidiary will acquire, develop, rehabilitate, sell and/or rent single and multi-family residential real estate, residential apartment buildings and commercial properties that are part of or ancillary to residential real estate in Illinois.

  The Company formed a wholly owned subsidiary in 2000, FOBB Statutory Trust I, for the purpose of participating in a Pooled Trust Preferred Program. See
Note 6 to the financial statements for further discussion regarding this program.

  Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

  The Company records specific valuation allowances on commercial, commercial mortgage and construction loans when a loan is considered to be impaired. A loan is impaired when, based on an evaluation of current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest) pursuant to the original contractual terms. The Company measures impairment based upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans, such as residential mortgage, home equity, indirect vehicle and consumer loans, are collectively evaluated for impairment. Interest income on impaired loans is recognized using either the cash basis method or a cost recovery method depending upon the circumstances.

  Commercial, commercial mortgage and construction loans are placed on nonaccrual status when the collectibility of the contractual principal or interest is deemed doubtful by management or when the loan becomes 90 days or more past due and is not well secured or in the process of collection.

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

  Income Taxes: The Company and its subsidiaries file consolidated income tax returns. The Bank provides for income taxes on a separate return basis and remits to the Company amounts determined to be currently payable. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

  Comprehensive Income: Comprehensive income consists of net income and the change in net unrealized gains (losses) on available-for-sale securities and is presented in the Consolidated Statements of Changes in Shareholders' Equity.

  Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, Federal funds sold, and interest bearing deposits with banks with original maturities of 90 days or less.

  Reclassifications: Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to their 2000 presentation.

  New Accounting Standards: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. The Statement is effective January 1, 2001 for the Company. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. As the Company has no freestanding derivative instruments in place and has not identified any embedded derivatives, the adoption of SFAS No. 133 on January 1, 2001 did not materially impact the position or results of operation of the Company.

  In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to impact the position or results of operation of the Company.

Note 2. Cash and Due From Banks

  Cash and due from banks include reserve balances that the Bank is required to maintain in either vault cash or with the Federal Reserve Bank of Chicago. These required reserves are based principally on deposits outstanding. The reserves required at December 31, 2000 and 1999 were $3,952,000 and $4,277,000, respectively.

Note 3. Investment Securities

  The aggregate amortized cost and fair value of securities, and gross unrealized gains and losses at December 31 follow:

                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
                                                (Dollars in thousands)
2000
 Securities available-for-sale:
  U.S. Treasury....................... $ 16,466    $  257    $   --    $ 16,723
  U.S. Government agencies............  161,605     1,541        (83)   163,063
  Agency mortgage-backed securities...    7,495         5        (61)     7,439
  Agency collateralized mortgage
   obligations........................      808       --          (1)       807
  Obligations of states and political
   subdivisions.......................   20,117       515        (21)    20,611
  Corporate and other securities......   13,227       217       (233)    13,211
                                       --------    ------    -------   --------
  Total securities available-for-
   sale............................... $219,718    $2,535    $  (399)  $221,854
                                       ========    ======    =======   ========

 Securities held-to-maturity:
  U.S. Treasury....................... $ 10,117    $  --     $   (47)  $ 10,070
  U.S. Government agencies............   49,853       899         (3)    50,749
  Agency mortgage-backed securities...    4,422        18         (5)     4,435
  Agency collateralized mortgage
   obligations........................      --        --         --         --
  Obligations of states and political
   subdivisions.......................   33,239       727       (129)    33,837
  Corporate and other securities......      500        26        --         526
                                       --------    ------    -------   --------
  Total securities held-to-maturity... $ 98,131    $1,670    $  (184)  $ 99,617
                                       ========    ======    =======   ========

1999
 Securities available-for-sale:
  U.S. Treasury....................... $ 45,545    $   21    $  (634)  $ 44,932
  U.S. Government agencies............  167,582       406     (1,625)   166,363
  Agency mortgage-backed securities...    9,594        11       (119)     9,486
  Agency collateralized mortgage
   obligations........................    1,617         3         (8)     1,612
  Obligations of states and political
   subdivisions.......................   20,748       321       (171)    20,898
  Corporate and other securities......   10,986       179       (274)    10,891
                                       --------    ------    -------   --------
  Total securities available-for-
   sale............................... $256,072    $  941    $(2,831)  $254,182
                                       ========    ======    =======   ========

 Securities held-to-maturity:
  U.S. Treasury....................... $ 12,353    $    2    $  (222)  $ 12,133
  U.S. Government agencies............   39,962        11       (542)    39,431
  Agency mortgage-backed securities...    6,445        10       (107)     6,348
  Agency collateralized mortgage
   obligations........................      924       --         --         924
  Obligations of states and political
   subdivisions.......................   34,241       243       (630)    33,854
  Corporate and other securities......      500        12        --         512
                                       --------    ------    -------   --------
  Total securities held-to-maturity... $ 94,425    $  278    $(1,501)  $ 93,202
                                       ========    ======    =======   ========

  The amortized cost and fair value of investment securities at December 31, 2000, by contractual maturity, are shown below. Agency mortgage-backed securities and collateralized mortgage obligations are presented in the table based on their estimated average lives, which will differ from contractual maturities due to principal prepayments. Other securities include equity securities and $5.6 million in Federal Home Loan Bank of Chicago stock, which have no stated maturity date.

                                                             Amortized   Fair
                                                               Cost     Value
                                                             --------- --------
                                                                (Dollars in
                                                                 thousands)
   Securities available-for-sale:
     Due in one year or less................................ $ 36,202  $ 36,193
     Due after one year through five years..................  106,973   107,998
     Due after five years through ten years.................   63,793    64,865
     Over ten years.........................................    6,848     6,836
     Other securities.......................................    5,902     5,962
                                                             --------  --------
                                                             $219,718  $221,854
                                                             ========  ========
   Securities held-to-maturity:
     Due in one year or less................................ $ 20,201  $ 20,166
     Due after one year through five years..................   22,767    23,108
     Due after five years through ten years.................   53,818    54,995
     Over ten years.........................................    1,345     1,348
                                                             --------  --------
                                                             $ 98,131  $ 99,617
                                                             ========  ========

  At December 31, 2000, investment securities with a book value of $283,486,000 were pledged as collateral to secure certain deposits, securities sold under agreements to repurchase and for other purposes as required by law.

  Proceeds from sales of available-for-sale investments in debt and equity securities during 2000, 1999 and 1998 were $29,620,000, $127,438,000 and
$106,417,000, respectively. Gross gains of $388,000 and gross losses of $370,000 were realized on those sales in 2000. Included in the gains in 2000 is a gain of $254,000 from the revaluation of stock received in the exchange of the Company's privately held shares of Cash Station, Inc. for publicly traded shares of Concord EFS, Inc. Gross gains of $101,000 and gross losses of $22,000 were realized on those sales in 1999. Gross gains of $81,000 and gross losses of $2,000 were realized on those sales in 1998.

Note 4. Loans

Loans outstanding at December 31 follow:

                                                               2000      1999
                                                             --------  --------
                                                                (Dollars in
                                                                thousands)
   Commercial loans......................................... $136,314  $107,557
   Real estate loans--
     Construction, land acquisition and development.........   46,082    22,566
     Commercial mortgage....................................  181,380   158,008
     Residential mortgage...................................  127,794   120,191
     Home equity............................................  102,841    85,343
   Indirect loans...........................................  219,348   215,364
   Consumer loans...........................................   11,399    11,274
                                                             --------  --------
     Total loans............................................  825,158   720,303
     Less unearned discount.................................     (138)     (334)
                                                             --------  --------
     Loans, net of unearned discount........................ $825,020  $719,969
                                                             ========  ========

  The Company originates real estate, commercial and consumer loans primarily within the Chicago Metropolitan area. In 2000, the Bank began to participate in some larger nationally syndicated loans on properties outside of the Chicago area; however, there is no concentration of these loans in any other region of the United States. Generally, real estate and consumer loans are secured by various items of property such as first and second mortgages, automobiles, motorcycles and cash collateral. Substantially all the commercial portfolio is secured by business assets.

  The Company's indirect loan portfolio is primarily generated from Chicago Metropolitan area auto and motorcycle dealers. Included in this total for 2000 is $5.4 million in Harley Davidson motorcycle loans originated as part of a national marketing initiative. The Company utilizes credit underwriting standards that management believes result in high quality new and used indirect loan portfolio. Management continually monitors the dealer relationships to ensure the Company is not dependent on any one dealer as a source of such loans. The Company does not have any sub-prime loan programs.

  Loans secured by residential real estate are expected to be paid by the borrowers' cash flows or proceeds from the sale or refinancing of the underlying real estate. Such loans are primarily secured by real estate within the Chicago Metropolitan area. Performance of these loans may be affected by conditions influencing the local economy and real estate market. However, the Company's loan policy generally requires that the loan to value ratio should not exceed eighty percent of the appraised value of the real estate for residential mortgages and eighty five percent of the appraised value for home equity loans.

  In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, that are not reflected in the consolidated financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments and lines of credit is limited to their contractual amount. Many commitments to extend credit expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. These commitments (including letters of credit) and credit lines are subject to the same credit policies followed for loans recorded in the financial statements.

  A summary of these commitments to extend credit at December 31 follows:

                                                               2000     1999
                                                             -------- --------
                                                                (Dollars in
                                                                thousands)
   Commercial............................................... $ 99,086 $ 59,984
   Real estate--commercial; construction, land acquisition
    and development.........................................   59,156   24,389
   Home equity..............................................  114,272  110,699
   Check credit.............................................      848      834
                                                             -------- --------
   Total commitments to extend credit....................... $273,362 $195,906
                                                             ======== ========

  An analysis of the allowance for loan losses follows:

                                                          2000    1999    1998
                                                         ------  ------  ------
                                                             (Dollars in
                                                              thousands)
   Balance at beginning of year......................... $4,828  $4,445  $4,329
   Provision for loan losses............................    900     840     630
   Recoveries...........................................    164      71     215
   Charge-offs..........................................   (210)   (528)   (729)
                                                         ------  ------  ------
   Balance at end of year............................... $5,682  $4,828  $4,445
                                                         ======  ======  ======

  The Company had $121,000 and $90,000 of nonaccrual loans at December 31, 2000 and 1999, respectively. None of the loans were considered impaired for 2000. Included in the non-accrual loan total for 1999 was a $40,000 impaired loan which did not have a specific valuation allowance. The average balance of impaired loans was $16,000 and $134,000 for 2000 and 1999, respectively. The Company did not recognize any interest income associated with impaired loans during 2000, 1999 or 1998. If interest had been accrued at its original rate, such income would have approximated $2,000 in 2000 and $15,000 in 1999. There were no impaired loans during 1998.

Note 5. Premises and Equipment

  A summary of premises and equipment at December 31 follows:

                                                              2000     1999
                                                             -------  -------
                                                               (Dollars in
                                                               thousands)
   Land..................................................... $ 4,283  $ 4,283
   Buildings and improvements...............................  20,875   18,949
   Leasehold improvements...................................   1,005      999
   Data processing equipment, office equipment and
    furniture...............................................  15,355   14,176
                                                             -------  -------
                                                              41,518   38,407
   Less accumulated depreciation and amortization........... (18,401) (16,598)
                                                             -------  -------
   Premises and equipment, net.............................. $23,117  $21,809
                                                             =======  =======

  The Company has entered into a number of noncancellable operating lease agreements for certain of its subsidiary bank's office premises. The minimum annual net rental commitments under these leases, which extend until 2009, are as follows:

                                                                       (Dollars
                                                                          in
                                                                      thousands)
   2001..............................................................      300
   2002..............................................................      245
   2003..............................................................      188
   2004..............................................................      165
   2005..............................................................      171
   2006 and thereafter...............................................      728
                                                                        ------
                                                                        $1,797
                                                                        ======

  Total rental expense for 2000, 1999, and 1998 was approximately $223,000, $197,000 and $194,000 respectively, which included payment of certain occupancy expenses as defined in the lease agreements.

  The Company's aggregate future minimum net rentals to be received under noncancellable leases from third party tenants which expire in 2002 are as follows:

                                                                       (Dollars
                                                                          in
                                                                      thousands)
   2001..............................................................    $342
   2002..............................................................       1
                                                                         ----
                                                                         $343
                                                                         ====

  The Company also receives reimbursement from its tenants for certain occupancy expenses including taxes, insurance and operational expenses, as defined in the lease agreements.

Note 6. Borrowings

  The Company's borrowings at December 31, 2000, 1999 and 1998 consisted of Federal funds purchased, securities sold under repurchase agreements (repos), Treasury, tax and loan demand notes and Federal Home Loan Bank (FHLB) borrowings. In 2000, the Company also had Trust Preferred Capital Securities.

  The Federal funds purchased generally represent one day borrowings obtained from correspondent banks. The repos represent borrowings which have maturities within one year and are secured by U.S. Treasury and agency securities. The Treasury, tax and loan demand notes are generally repaid within 30 to 90 days from the transaction date.

  Federal funds purchased, repos and Treasury, tax and loan demand notes:

                                                       2000     1999     1998
                                                     --------  -------  -------
                                                      (dollars in thousands)
At December 31...................................... $ 83,707  $98,008  $87,268
Average during the year.............................  108,476   71,828   59,110
Maximum month-end balance...........................  181,126   98,150   87,268
Average rate at year-end............................     5.75%    4.93%    5.09%
Average rate during the year........................     5.72%    4.75%    5.10%

  Federal Home Loan Bank fixed rate borrowings at December 31:

                                                         2000          1999
                                                     ------------  ------------
Maturity                                             Amount  Rate  Amount  Rate
--------                                             ------- ----  ------- ----
                                                      (dollars in thousands)
June 18, 2002....................................... $   --   -- % $ 5,000 5.71%
September 25, 2002..................................   5,000 6.41    5,000 6.41
February 5, 2003....................................   1,000 5.59    1,000 5.59
February 19, 2003...................................  10,000 5.84   10,000 5.84
November 20, 2003...................................   1,500 5.43    1,500 5.43
November 24, 2003...................................   8,000 6.50      --   --
January 7, 2004.....................................   6,000 5.49    6,000 5.49
February 7, 2005....................................   1,500 5.74    1,500 5.74
February 19, 2005...................................  10,000 5.97   10,000 5.97
March 21, 2005(/1/).................................   5,000 6.53      --   --
March 21, 2005(/2/).................................   5,000 6.20      --   --
March 21, 2005......................................   5,000 7.14      --   --
February 5, 2007....................................   2,000 5.83    2,000 5.83
January 12, 2008(/3/)...............................  15,000 5.23   15,000 5.23
February 19, 2008...................................   6,000 6.04    6,000 6.04
                                                     ------- ----  ------- ----
Total/Average rate.................................. $81,000 5.96% $63,000 5.72%
                                                     =======       =======

--------
(1) Callable beginning March 20, 2002.
(2) Callable beginning March 20, 2001.
(3) Callable beginning January 12, 2003.

  The borrowings due on June 18, 2002 were called on March 20, 2000. Callable securities have the potential to be called in whole or in part on a quarterly basis. The Bank has a commitment to borrow an additional $5,000,000 on February 7, 2001 which is not considered outstanding at December 31, 2000. This advance matures on February 9, 2004 and has an interest rate of 6.76%.

  The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to keep on hand, at all times, free of all other pledges, liens, and encumbrances, first mortgage residential loans with unpaid principal balances aggregating no less than 167% of the outstanding borrowings from the FHLB. In addition, the Bank specifically assigned certain loans to the FHLB which increases the Company's borrowing capacity. All stock in the FHLB, totaling $5,642,000 and $5,719,000 at December 31, 2000 and 1999, respectively, is pledged as additional collateral for these borrowings.

  At December 31, 2000, the Company has a revolving credit arrangement with a third party unaffiliated bank for $15 million which matures on March 31, 2001. There was no balance outstanding at December 31, 2000 and 1999. During 2000 the line had an average outstanding balance of $577,000 with an average cost of 7.39% and a maximum month end balance of $2.1 million. The line was unused during 1999.

  The Company has $6 million of Trust Preferred Capital Securities outstanding at December 31, 2000 that were part of a $300 million Pooled Trust Preferred offering distributed in an institutional private placement. The securities bear an interest rate of 10.6% and mature on September 15, 2030 and are non-callable for 10 years and, after that period, the securities have a declining 10 year premium call. The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense and totaled $202,000 in 2000.

Note 7. Income Taxes

  The components of income tax expense for the years ended December 31 follow:

                                                          2000    1999    1998
                                                         ------  ------  ------
                                                             (Dollars in
                                                              thousands)
   Current Provision.................................... $4,732  $4,521  $4,946
   Deferred benefit.....................................   (111)   (244) (1,039)
                                                         ------  ------  ------
   Total income tax expense............................. $4,621  $4,277  $3,907
                                                         ======  ======  ======

  The net deferred tax assets at December 31 consisted of the following:

                                                          2000        1999
                                                       ----------- -----------
                                                       (Dollars in thousands)
   Gross deferred tax liabilities:
     Unrealized gains on securities available-for-
      sale............................................ $       726 $       --
     Accretion of discount on securities..............         234         174
     Depreciation.....................................         766         740
     Book over tax basis of land......................         205         205
     FHLB stock dividends.............................         180         --
     Deferred loan costs..............................         184         456
     Other, net.......................................         288         141
                                                       ----------- -----------
       Total deferred tax liabilities.................       2,583       1,716
   Gross deferred tax assets:
     Unrealized loss on securities available-for-
      sale............................................         --          641
     Book over tax loan loss reserve..................       2,254       1,915
     Revenue sharing agreement........................         427         682
     Retirement plan..................................         385         314
     Deferred expenses................................         593         496
                                                       ----------- -----------
       Total deferred tax assets...................... $     3,659       4,048
                                                       ----------- -----------
       Net deferred tax assets........................ $     1,076 $     2,332
                                                       =========== ===========

  No valuation allowance related to deferred tax assets has been recorded at December 31, 2000 and 1999 as management believes it is more likely than not that the deferred tax assets will be fully realized.

  The effective tax rates for 2000, 1999, and 1998 were 29.5%, 28.9%, and 29.3%, respectively. Income tax expense was less than the amount computed by applying the Federal statutory rate of 35% due to the following:

                                                         2000    1999    1998
                                                        ------  ------  ------
                                                            (Dollars in
                                                             thousands)
   Tax expense at statutory rate....................... $5,486  $5,188  $4,672
   Increase (decrease) in taxes resulting from:
     Income from obligations of states and political
      subdivisions and certain loans not subject to
      Federal income taxes.............................   (917)   (956)   (872)
     State income taxes................................    (39)    166     147
     Other, net........................................     91    (121)    (40)
                                                        ------  ------  ------
   Total income tax expense............................ $4,621  $4,277  $3,907
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

  At December 31, 2000, the Company has reserved for issuance 535,343 shares of Common Stock for the Stock Option Plan.

  Payment of dividends by the Bank is subject to both Federal and state banking laws and regulations that limit the amount of dividends that can be paid by the bank without prior regulatory approval. At December 31, 2000, $21,676,000 of undistributed earnings was available for the payment of dividends by the subsidiary bank without prior regulatory approval.

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

  Regulations require the Company and its bank subsidiary to maintain minimum amounts of total and Tier 1 capital, minimum ratios of total and Tier 1 capital to risk-weighted assets, and a minimum ratio of Tier 1 capital to average assets to ensure capital adequacy. Management believes, as of December 31, 2000 and 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

  The Company and its bank subsidiary's actual capital amounts and ratios are presented in the following table. As of December 31, 2000 and 1999, the most recent regulatory notification categorized the Bank subsidiary as well capitalized. At December 31, 2000, there are no conditions or events since that notification that management believes have changed the institution's category.

                                                     Capital Required To Be
                                                   ---------------------------
                                                    Adequately       Well
                                       Actual       Capitalized   Capitalized
                                    -------------  ------------- -------------
                                    Amount  Ratio  Amount  Ratio Amount  Ratio
                                    ------- -----  ------- ----- ------- -----
                                             (Dollars in thousands)
As of December 31, 2000:
Total Capital (to Risk Weighted
 Assets)
  Consolidated..................... $97,877 10.35% $75,682    8% $94,602   10%
  Oak Brook Bank...................  94,895 10.04   75,582    8   94,478   10
Tier 1 Capital (to Risk Weighted
 Assets)
  Consolidated..................... $92,195  9.75% $37,841    4% $56,761    6%
  Oak Brook Bank...................  89,213  9.44   37,791    4   56,687    6
Tier 1 Capital (to Average Assets)
  Consolidated..................... $92,195  7.47% $49,337    4% $61,671    5%
  Oak Brook Bank...................  89,213  7.24   49,275    4   61,593    5


As of December 31, 1999:
Total Capital (to Risk Weighted
 Assets)
  Consolidated..................... $86,081 10.65% $64,685    8% $80,856   10%
  Oak Brook Bank...................  86,432 10.72   64,531    8   80,664   10
Tier 1 Capital (to Risk Weighted
 Assets)
  Consolidated..................... $81,244 10.05% $32,342    4% $48,514    6%
  Oak Brook Bank...................  81,604 10.12   32,266    4   48,399    6
Tier 1 Capital (to Average Assets)
  Consolidated..................... $81,244  7.12% $46,122    4% $57,652    5%
  Oak Brook Bank...................  81,604  7.16   46,044    4   57,555    5

Note 10. Earnings Per Share

  The following table sets forth the computation for basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998:

                                               2000        1999        1998
                                            ----------- ----------- ----------
   Net income.............................. $11,049,000 $10,546,000 $9,441,000
                                            =========== =========== ==========
   Denominator for basic earnings per
    share-weighted average shares
    outstanding............................   6,432,411   6,604,887  6,649,075
   Effect of diluted securities:
     Stock options issued to employees and
      directors............................      72,714     128,360    162,266
                                            ----------- ----------- ----------
   Denominator for diluted earnings per
    share outstanding......................   6,505,125   6,733,247  6,811,341
                                            =========== =========== ==========
   Earnings per share:
     Basic................................. $      1.72 $      1.60 $     1.42
     Diluted............................... $      1.70 $      1.57 $     1.39
                                            =========== =========== ==========

  At December 31, 2000, 1999 and 1998 there were on average 197,833, 51,884 and 5,392 options outstanding, respectively, that were not included in diluted earnings per share because their effect would be antidilutive.

Note 11. Contingencies

  The Company and the Bank are not subject to any material pending or threatened legal actions as of December 31, 2000.

  The Company is a party to a revenue sharing agreement in connection with the sale of the Company's credit card portfolio in 1997. Under this agreement, the Company will share the revenue from the sold portfolio for each of the five twelve month periods beginning July, 1997, subject to a maximum annual payment of $900,000. Income recognized in accordance with the revenue sharing agreement amounted to $900,000 in 2000, 1999 and 1998.

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

  Pro forma information regarding net income and earnings per share is required by Statement No. 123 "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 4.83%, 6.57% and 5.0%; dividend yields of 3.1%, 2.8% and 2.3%, volatility factor of the expected market price of the Company's Common Stock of 30.0%, 27.8% and 30.0%; and a weighted-average expected life of the option of 5 years.

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

  For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               2000        1999        1998
                                            ----------- ----------- ----------
   Net income as reported.................. $11,049,000 $10,546,000 $9,441,000
   Pro forma net income.................... $10,855,000 $10,326,000 $9,324,000
   Earnings per share as reported:
     Basic................................. $      1.72 $      1.60 $     1.42
     Diluted............................... $      1.70 $      1.57 $     1.39
   Pro forma earnings per share:
     Basic................................. $      1.69 $      1.56 $     1.40
     Diluted............................... $      1.67 $      1.53 $     1.37
   Weighted-average fair value of options
    granted during the year:............... $      4.12 $      4.98 $     5.82

  A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                2000               1999               1998
                          ------------------ ------------------ ------------------
                                   Weighted-          Weighted-          Weighted-
                                    Average            Average            Average
                                   Exercise           Exercise           Exercise
                          Options    Price   Options    Price   Options    Price
                          -------  --------- -------  --------- -------  ---------
Outstanding at the
 beginning of the year..  500,326   $12.40   448,624   $ 9.99   416,774   $ 8.48
Granted.................   46,100    16.10   124,500    18.27    54,500    21.42
Exercised...............  (73,175)    5.94   (57,798)    4.93   (13,750)    8.00
Forfeited...............  (21,401)   16.25   (15,000)   17.63    (8,900)   12.29
                          -------            -------            -------
Outstanding at the end
 of the year............  451,850   $13.65   500,326   $12.40   448,624   $ 9.99
                          =======            =======            =======
Exercisable at the end
 of the year............  288,820   $11.49   288,829   $ 9.13   279,424   $ 7.59
                          =======            =======            =======

  Exercise prices for options outstanding as of December 31, 2000 ranged from $7.47 to $24.00 per share. The weighted-average remaining contractual life of those options is 6.3 years.

Note 13. Employee Benefit Plans

  The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed 10%, which will be matched by the Company based on a formula tied to Company profitability. The maximum Company liability is 4% of aggregate eligible salaries. All participant and employer contributions are 100% vested. For 2000, 1999 and 1998, the Company's expense for this plan was $371,000, $335,000 and $287,000, respectively.

  The Company also has a profit sharing plan, under which the Company, at its discretion, could contribute up to the maximum amount deductible for the year. For 2000, 1999 and 1998, the Company's expense for this plan was $209,000, $193,000 and $172,000, respectively.

  The Company has an executive deferred compensation plan. The purpose of this non-qualified plan is to allow certain executive officers the opportunity to maximize their elective contributions to the 401(k) savings plan and provide contributions notwithstanding certain restrictions or limitations in the Internal Revenue Code. For 2000, 1999 and 1998 the Company's expense for this plan was $73,000, $109,000 and $89,000, respectively.

  The Company also entered into supplemental pension agreements with certain executive officers. Under these agreements, the Company is obligated to provide at a prescribed retirement date, a supplemental pension based upon a percentage of executive officer's final base salary. For 2000, 1999 and 1998, the Company's expense for this plan was $179,000, $172,000 and $162,000, respectively.

Note 14. Related Party Transactions

  The Bank subsidiary has made, and expects in the future to continue to make, loans to the directors, executive officers and associates of the Bank and the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility. The aggregate amount of these loans was $8,758,000 and $8,953,000 at December 31, 2000 and 1999, respectively. During 2000, new related party loans totaled $3,596,000 and repayments totaled $3,791,000. Included in repayments are loans that had a balance of $491,000 at December 31, 1999 that were made to individuals no longer considered insiders.

  Certain principal shareholders of the Company are also principal shareholders of Amalgamated Investments Company, parent of Amalgamated Bank of Chicago. The Company's subsidiary bank periodically enters into loan participations with Amalgamated Bank of Chicago. At December 31, 2000 and 1999, there were no related party loan participations.

Note 15. Fair Value of Financial Instruments

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value of certain financial instruments. Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced liquidation sale. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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

    Trust Preferred Capital Securities: The fair value of the Trust Preferred Capital Securities is estimated using a discounted cash flow calculation that utilizes interest rates currently being offered for similar maturities.

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

  The estimated fair values of the Company's significant financial instruments as of December 31, 2000 and 1999, are as follows:

                                                  2000              1999
                                            ----------------- -----------------
                                            Carrying   Fair   Carrying   Fair
                                             Amount   Value    Amount   Value
                                            -------- -------- -------- --------
                                                  (Dollars in thousands)
Financial Assets
  Cash and due from banks and Federal funds
   sold.................................... $ 70,931 $ 70,931 $ 47,080 $ 47,080
  Interest-bearing deposits with banks.....      119      119      488      488
  Investment securities....................  319,985  321,471  348,607  347,384
  Loans....................................  825,020  819,753  719,969  709,504
  Accrued interest receivable..............    9,611    9,611    8,576    8,576
Financial Liabilities
  Time deposits............................  514,311  517,696  469,508  469,419
  Other deposits...........................  463,915  463,915  424,564  424,564
  Short-term debt..........................   83,707   84,100   98,008   98,048
  Federal Home Loan Bank borrowings........   81,000   82,455   63,000   59,870
  Trust Preferred Capital Securities.......    6,000    6,373      --       --
  Accrued interest payable.................    5,692    5,692    5,235    5,235
Off-balance sheet commitments
  Commercial...............................      --        81      --        67
  Home equity..............................      --        97      --        92
  Check credit.............................      --        16      --        16

Note 16. Parent Company Only Financial Information

  The following are the condensed balance sheets, statements of income and cash flows for First Oak Brook Bancshares, Inc.:

Balance Sheets (Parent Company Only)

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                  (Dollars in
                                                                  thousands)
   Assets
     Cash and cash equivalents on deposit with subsidiary...... $ 3,799 $   499
     Investment in subsidiaries................................  90,767  80,289
     Securities available-for-sale.............................     320   1,425
     Due from subsidiaries.....................................     757     131
     Equipment, net............................................     102       2
     Other assets..............................................     879     651
                                                                ------- -------
       Total Assets............................................ $96,624 $82,997
                                                                ======= =======
   Liabilities and Shareholders' equity
     Trust Preferred Capital Securities........................ $ 6,000 $   --
     Other liabilities.........................................   3,018   2,998
                                                                ------- -------
       Total liabilities.......................................   9,018   2,998
     Shareholders' equity......................................  87,606  79,999
                                                                ------- -------
       Total Liabilities and Shareholders' Equity.............. $96,624 $82,997
                                                                ======= =======

Statements of Income (Parent Company Only)

                                                       Years Ended December 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------- -------  ------
                                                       (Dollars in thousands)
   Income:
     Dividends from subsidiaries...................... $ 6,316 $   333  $5,425
     Other income.....................................     777     878   1,060
     Gain on sales of securities......................     293      79     --
                                                       ------- -------  ------
       Total income...................................   7,386   1,290   6,485
                                                       ------- -------  ------
   Expenses:
     Interest on Trust Preferred Capital Securities...     202     --      --
     Other expenses...................................   2,192   2,637   2,158
                                                       ------- -------  ------
       Total expenses.................................   2,394   2,637   2,158
                                                       ------- -------  ------
   Income (loss) before income taxes and equity in
    undistributed net income of subsidiaries..........   4,992  (1,347)  4,327
       Income tax benefit.............................     450     578     363
                                                       ------- -------  ------
   Income (loss) before equity in undistributed net
    income of subsidiaries............................   5,442    (769)  4,690
     Equity in undistributed net income of
      subsidiaries....................................   5,607  11,315   4,751
                                                       ------- -------  ------
   Net income......................................... $11,049 $10,546  $9,441
                                                       ======= =======  ======

Statements of Cash Flows (Parent Company Only)

                                                    Years Ended December 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
                                                     (Dollars in thousands)
   Cash flows from operating activities:
   Net income.....................................  $11,049  $10,546  $  9,441
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation.................................       12       20        27
     Investment securities gains, net of losses...     (293)     (79)      --
     Increase in other assets.....................     (228)    (393)     (299)
     Increase (decrease) in other liabilities.....     (150)     875       447
     Decrease (increase) in due from subsidiary...     (626)     457      (101)
     Equity in undistributed net income of
      subsidiary..................................   (5,607) (11,315)   (4,751)
     Amortization of intangible assets............      --       --         29
                                                    -------  -------  --------
   Net cash provided by operating activities......    4,157      111     4,793
   Cash flows from investing activities:
     Purchases of available-for-sale securities...     (207)  (1,010)     (488)
     Sales of available-for-sale securities.......    1,559      505       240
     Additions to equipment.......................     (112)     --         (5)
                                                    -------  -------  --------
   Net cash provided by (used in) investing
    activities....................................    1,240     (505)     (253)
   Cash flows from financing activities:
     Proceeds from Trust Preferred Capital
      Securities..................................    6,000      --        --
     Exercise of stock options....................      587      478       168
     Purchase of treasury stock...................   (3,872)  (1,982)   (2,546)
     Cash dividends...............................   (2,812)  (2,596)   (2,282)
     Capital contribution to subsidiary...........   (2,000)     --     (2,250)
                                                    -------  -------  --------
   Net cash used in financing activities..........   (2,097)  (4,100)   (6,910)
                                                    -------  -------  --------
   Net increase (decrease) in cash and cash
    equivalents...................................    3,300   (4,494)   (2,370)
   Cash and cash equivalents at beginning of
    year..........................................      499    4,993     7,363
                                                    -------  -------  --------
   Cash and cash equivalents at end of year.......  $ 3,799  $   499  $  4,993
                                                    =======  =======  ========

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Oak Brook Bancshares:

  We have audited the accompanying consolidated balance sheets of First Oak Brook Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Oak Brook Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



Chicago, Illinois
January 19, 2001

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

  Not applicable.

                                   PART III

ITEM 10. Directors And Executive Officers Of The Registrant

  See "Directors and Executive Officers" on pages 11 and 12 of the Company's Proxy Statement and Notice of 2001 Annual Meeting to be filed on or before April 1, 2001, which is incorporated herein by reference.

ITEM 11. Executive Compensation

  See "Summary Compensation Table" and footnotes, "Five Year Performance Comparison" and "Aggregated Option Exercises and Year-End Option Values Table" and "Option Grants Table" on pages 17 through 22, inclusive, of the Company's Proxy Statement and Notice of 2001 Annual Meeting to be filed on or before April 1, 2001, which is incorporated herein by reference.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management

  See "Information Concerning Security Ownership of Certain Beneficial Owners and Management" on pages 8 and 9 of the Company's Proxy Statement and Notice of 2001 Annual Meeting to be filed on or before April 1, 2001, which is incorporated herein by reference.

ITEM 13. Certain Relationships And Related Transactions

  See "Certain Transactions" on page 13 of the Company's Proxy Statement and Notice of 2001 Annual Meeting to be filed on or before April 1, 2001, which is incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. FINANCIAL STATEMENTS

  The following consolidated financial statements are filed as part of this document under Item 8:

  Consolidated Balance Sheets--December 31, 2000 and 1999
  Consolidated Statements of Income for each of the three years in the period ended December 31, 2000
  Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2000
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000
  Notes to Consolidated Financial Statements
  Independent Auditors' Report

(a) 2. FINANCIAL STATEMENT SCHEDULES

  All schedules have been included in the consolidated financial statements or the notes thereto or are either not applicable or not significant.

(b) REPORTS ON FORM 8-K

  There were no reports on Form 8-K filed during the fourth quarter of 2000.

(c) EXHIBITS

 Exhibit (3)    Articles of Incorporation including Amendments thereto and By
                Laws of First Oak Brook Bancshares, Inc. (Exhibit 3 to the
                Company's Form 10-Q Quarterly Report for the period ended June
                30, 1998, incorporated herein by reference).
 Exhibit (3.1)  Restated Certificate of Incorporation of the Company (Exhibit
                3.1 to the Company's Amendment No. 1 to Registration Statement
                on Form 8-A filed May 6, 1999, incorporated herein by
                reference.)
 Exhibit (3.2)  Amended and Restated By-Laws of the Company (Exhibit 3.2 to the
                Company's Amendment No. 1 to Registration Statement on Form 8-A
                filed May 6, 1999, incorporated herein by reference.)
 Exhibit (4.1)  Form of Common Stock Certificate (Exhibit 4.1 to the Company's
                Form 10-Q Quarterly Report for the period ended June 30, 1999, incorporated herein by reference).
 Exhibit (4.2)  Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the
                Company's Registration Statement on Form 8-A filed May 21,
                1999, incorporated herein by reference).
 Exhibit (4.3)  Certificate of Designations Preferences and Rights of Series A
                Preferred Stock (Exhibit A to Exhibit 4.1 to the Company's
                Registration Statement on Form 8-A filed May 21, 1999,
                incorporated herein by reference).
 Exhibit (4.4)  Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the
                Company's Registration Statement on Form 8-A filed May 21,
                1999, incorporated herein by reference).
 Exhibit (10.1) Loan Agreement between First Oak Brook Bancshares, Inc. and
                LaSalle National Bank dated December 1, 1991 as amended.
                (Exhibit 10.1 to the Company's Form 10-Q Quarterly Report for
                the period ended June 30, 2000, incorporated herein by
                reference).
 Exhibit (10.3) First Oak Brook Bancshares, Inc. Executive Deferred
                Compensation Plan effective November 1, 1997. (Exhibit 10.3 to the Company's Form 10-K Annual Report for the year ended
                December 31, 1997, incorporated herein by reference).

 Exhibit (10.5)  First Oak Brook Bancshares, Inc. Amended and Restated 1987
                 Stock Option Plan effective September 21, 1987. (Appendix A to the Company's Proxy and Notice of Annual Meeting of
                 Shareholders filed April 1, 1998, incorporated herein by
                 reference.)
 Exhibit (10.8)  License Agreement, between Jack Henry & Associates, Inc. and
                 First Oak Brook Bancshares, Inc. dated March 10, 1993.
                 (Exhibit 10.8 to the Company's Form 10-K Annual Report for the
                 year ended December 31, 1994, incorporated herein by
                 reference).
 Exhibit (10.9)  Form of Transitional Employment Agreement for Eugene P.
                 Heytow, Richard M. Rieser, Jr. and Frank M. Paris. (Exhibit
                 10.9 to the Company's Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference.)
 Exhibit (10.10) Form of Transitional Employment Agreement for Senior Officers.
                 (Exhibit 10.10 to the Company's Form 10-K Annual Report for
                 the year ended December 31, 1998, incorporated herein by
                 reference.)
 Exhibit (10.11) Form of Agreement Regarding Post-Employment Restrictive
                 Covenants for Eugene P. Heytow, Richard M. Rieser, Jr. and
                 Frank M. Paris. (Exhibit 10.11 to the Company's Form 10-K
                 Annual Report for the year ended December 31, 1994,
                 incorporated herein by reference).
 Exhibit (10.12) Form of Supplemental Pension Benefit Agreement for Eugene P.
                 Heytow. (Exhibit 10.12 to the Company's Form 10-K Annual
                 Report for the year ended December 31, 1994, incorporated
                 herein by reference).
 Exhibit (10.13) Form of Supplemental Pension Benefit Agreement for Richard M.
                 Rieser, Jr. (Exhibit 10.13 to the Company's Form 10-K Annual
                 Report for the year ended December 31, 1994, incorporated
                 herein by reference).
 Exhibit (10.14) Senior Executive Insurance Plan. (Exhibit 10.14 to the
                 Company's Form 10-K Annual Report for the year ended December
                 31, 1995, incorporated herein by reference).
 Exhibit (10.15) First Oak Brook Bancshares, Inc. Performance Bonus Plan
                 amended and restated effective May 7, 1996. (Exhibit 10.15 to the Company's Form 10-K Annual Report for the year ended
                 December 31, 1996, incorporated herein by reference).
 Exhibit (10.16) First Oak Brook Bancshares, Inc. Directors Stock Plan (Form S-
                 8 filed October 25, 1999, incorporated herein by reference).
 Exhibit (13)    Summary Annual Report to Shareholders.
 Exhibit (21)    Subsidiaries of the Registrant.
 Exhibit (23)    Consent of KPMG LLP.

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

                                          Date: March 19, 2001


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Eugene P. Heytow            Chairman of the Board and    March 19, 2001
______________________________________  Chief Executive Officer
           Eugene P. Heytow

        /s/ Frank M. Paris             Vice Chairman of the Board   March 19, 2001
______________________________________
            Frank M. Paris

    /s/ Richard M. Rieser, Jr.         President, Assistant         March 19, 2001
______________________________________  Secretary, and Director
        Richard M. Rieser, Jr.

   /s/ Miriam Lutwak Fitzgerald        Director                     March 19, 2001
______________________________________
       Miriam Lutwak Fitzgerald

      /s/ Geoffrey R. Stone            Director                     March 19, 2001
______________________________________
          Geoffrey R. Stone

       /s/ Michael L. Stein            Director                     March 19, 2001
______________________________________
           Michael L. Stein

     /s/ Stuart I. Greenbaum           Director                     March 19, 2001
______________________________________
         Stuart I. Greenbaum

        /s/ Robert Wrobel              Director                     March 19, 2001
______________________________________
            Robert Wrobel

      /s/ John W. Ballantine           Director                     March 19, 2001
______________________________________
          John W. Ballantine

       /s/ Rosemarie Bouman            Vice President and Chief     March 19, 2001
______________________________________  Financial Officer
           Rosemarie Bouman