Form 10-Q
period 2001-03-31
FIRST OAK BROOK BANCSHARES INC
filed 2001-05-14
CIK 717837

================================================================================


                           UNITED STATES SECURITIES
                                      AND
                              EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act to 1934

                For the quarterly period ended: March 31, 2001

                        Commission file number 0-14468

                             --------------------

                       FIRST OAK BROOK BANCSHARES, INC.

           DELAWARE                                                36-3220778
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1400 Sixteenth Street, Oak Brook, IL 60523 - Telephone Number (630) 571-1050

                             --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No _______
                                       -----

Indicate number of shares outstanding of each of the issuer's classes of common stock. As of May 1, 2001, 6,319,831 shares of common stock were outstanding.


================================================================================

               FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

      Condensed consolidated balance sheets
         March 31, 2001 and December 31, 2000                                3

      Condensed consolidated statements of income
         Three months ended March 31, 2001 and 2000                          5

      Condensed consolidated statements of cash flows
         Three months ended March 31, 2001 and 2000                          7

      Notes to condensed consolidated financial
         statements -- March 31, 2001                                        8



Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   11


Part II. Other Information
--------------------------

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
----------

* Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (In Thousands)

                                                         March 31,             December 31,
                                                           2001                    2000
                                                        -----------            ------------
Assets
------

Cash and due from banks                                 $    37,098             $    55,291

Federal funds sold and securities purchased
      under agreements to resell                             59,140                  15,640

Interest-bearing deposits with banks                            108                     119

Securities held-to-maturity, at
      amortized cost (fair value, $16,511
      and $99,617 at March 31, 2001
      and December 31, 2000, respectively)                   16,013                  98,131

Securities available-for-sale, at fair value                296,891                 221,854

Loans, net of unearned discount                             835,594                 825,020
      Less allowance for loan losses                         (5,873)                 (5,682)
                                                        -----------             -----------

         Net loans                                          829,721                 819,338
                                                        -----------             -----------

Premises and equipment, net                                  22,934                  23,117

Other assets                                                 14,548                  15,782
                                                        -----------             -----------

      Total assets                                      $ 1,276,453             $ 1,249,272
                                                        ===========             ===========

                                  (Unaudited)
                    (In Thousands Except Share Information)

                                                                                      March 31,             December 31,
                                                                                         2001                   2000
                                                                                     -----------            ------------
Liabilities
-----------

Noninterest-bearing demand deposits                                                  $   190,844            $    221,552
Interest-bearing deposits:
      Savings deposits and NOW accounts                                                  126,647                 130,602
      Money market accounts                                                              115,868                 111,761
      Time deposits
         Under $100,000                                                                  277,862                 279,139
         $100,000 and over                                                               275,770                 235,172
                                                                                     -----------            ------------
      Total interest-bearing deposits                                                    796,147                 756,674
                                                                                     -----------            ------------

         Total deposits                                                                  986,991                 978,226

Federal funds purchased, securities sold under
      agreements to repurchase and other short term debt                                  76,791                  71,967
Treasury, tax and loan demand notes                                                       13,862                  11,740
Federal Home Loan Bank borrowings                                                         86,000                  81,000
Trust Preferred Capital Securities                                                         6,000                   6,000
Other liabilities                                                                         14,801                  12,733
                                                                                     -----------            ------------

         Total liabilities                                                             1,184,445               1,161,666
                                                                                     -----------            ------------

Shareholders' Equity
--------------------

Preferred stock, series B, no par value, authorized--
      100,000 shares, issued--none                                                             -                       -
Common stock, $2 par value, authorized--16,000,000
      shares at March 31, 2001 and December 31, 2000, issued--7,283,256 shares at March 31, 2001 and December 31, 2000, outstanding--6,337,505 shares at
      March 31, 2001 and 6,345,745 shares
      at December 31, 2000.                                                               14,567                  14,567
Surplus                                                                                   11,873                  11,849
Accumulated other comprehensive income                                                     3,785                   1,410
Retained earnings                                                                         72,880                  70,593
Less cost of shares in treasury, 945,751 and
      937,511 common shares at March 31, 2001 and
      December 31, 2000, respectively.                                                   (11,097)                (10,813)
                                                                                     -----------            ------------

      Total shareholders' equity                                                          92,008                  87,606
                                                                                     -----------            ------------

      Total liabilities and shareholders' equity                                     $ 1,276,453            $  1,249,272
                                                                                     ===========            ============

           See Notes to Condensed Consolidated Financial Statements

               FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STAEMENTS OF INCOME
                                  (Unaudited)
                                (In Thousands)

                                                                                         Three months
                                                                                         ended March 31,
                                                                                  ---------------------------
                                                                                  2001                   2000
                                                                                  ----                   ----
Interest income:
      Interest and fees on loans                                               $16,332                 $13,544
      Interest on securities:
         U.S. Treasury and Government agencies                                   3,928                   4,659
         Obligations of states and political subdivisions                          703                     735
         Other securities                                                          286                     217
      Interest on Federal funds sold and securities
         purchased under agreements to resell                                      539                     142
      Interest on deposits with banks                                                2                       6
                                                                               -------                 -------

         Total interest income                                                  21,790                  19,303
                                                                               -------                 -------

Interest expense:
      Interest on savings deposits and NOW accounts                                860                   1,109
      Interest on money market accounts                                          1,241                     648
      Interest on time deposits                                                  8,215                   6,839
      Interest on Federal funds purchased, securities
         sold under agreements to repurchase and other
         short term debt                                                         1,073                   1,393
      Interest on Treasury, tax and loan demand notes                              258                     138
      Interest on Federal Home Loan Bank borrowings                              1,258                     935
      Interest on Trust Preferred Capital Securities                               160                       -
                                                                               -------                 -------

         Total interest expense                                                 13,065                  11,062
                                                                               -------                 -------

Net interest income                                                              8,725                   8,241

Provision for loan losses                                                          225                     225
                                                                               -------                 -------

Net interest income after provision for loan losses                            $ 8,500                 $ 8,016
                                                                               -------                 -------

                                  (Unaudited)
                    (In Thousands Except Share Information)

                                                                                         Three months
                                                                                         ended March 31,
                                                                                  ---------------------------
                                                                                  2001                   2000
                                                                                  ----                   ----
Other income:
      Service charges on deposit accounts                                      $ 1,371                 $ 1,051
      Investment management and trust fees                                         311                     267
      Merchant card processing fees                                                746                     558
      Fees on mortgages sold, net                                                   60                      29
      Income from revenue sharing agreement                                        225                     225
      Other operating income                                                       430                     226
      Investment securities gains, net of losses                                   234                      38
                                                                               -------                 -------
Total other income                                                               3,377                   2,394
                                                                               -------                 -------

Other expenses:
      Salaries and employee benefits                                             4,522                   4,211
      Occupancy expense                                                            499                     451
      Equipment expense                                                            526                     478
      Data processing                                                              311                     234
      Postage, stationery and supplies                                             232                     192
      Advertising and business development                                         379                     368
      Merchant card interchange expense                                            608                     437
      Other operating expenses                                                     510                     457
                                                                               -------                 -------
Total other expenses                                                             7,587                   6,828
                                                                               -------                 -------

Income before income taxes                                                       4,290                   3,582

Income tax expense                                                               1,307                   1,038
                                                                               -------                 -------

Net income                                                                     $ 2,983                 $ 2,544
                                                                               =======                 =======

Basic earnings per share                                                       $   .47                 $   .39
                                                                               =======                 =======
Diluted earnings per share                                                     $   .46                 $   .39
                                                                               =======                 =======

           See Notes to Condensed Consolidated Financial Statements.

               FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited) (In Thousands)

                                                                                       Three months
                                                                                      ended March 31,
                                                                                -----------------------------
                                                                                2001                     2000
                                                                                ----                     ----
Cash flows from operating activities:
      Net income                                                              $  2,983                $  2,544
      Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, accretion and amortization                                  668                     648
         Provision for loan losses                                                 225                     225
         Investment securities gains, net of losses                               (234)                    (38)
         Proceeds from sale of Broadview property                                  300                       -
         Gain on sale of Broadview property                                       (172)                      -
         Revenue sharing agreement                                                  99                      96
         FHLB stock dividend                                                      (113)                      -
         Origination of real estate loans for sale                              (9,722)                 (2,282)
         Gain on sale of mortgage loans originated for sale                        (89)                    (37)
         Proceeds from sale of real estate loans originated for sale             8,298                   2,264
         (Increase) decrease in other assets                                     1,135                     (77)
         Increase (decrease) in other liabilities                                  845                    (176)
                                                                              --------                --------
Net cash provided by operating activities                                        4,223                   3,167
                                                                              --------                --------
Cash flows from investing activities:
      Securities held-to-maturity:
         Purchases                                                              (1,800)                (31,149)
         Proceeds from maturities, call and paydowns                             7,794                   3,213
      Securities available-for-sale:
         Purchases                                                             (35,572)                 (5,622)
         Proceeds from maturities, calls and paydowns                           11,162                  13,670
         Proceeds from sales                                                    29,407                   2,858
      Increase in loans                                                         (9,095)                (24,044)
      Purchases of premises and equipment                                         (578)                   (522)
                                                                              --------                --------
Net cash provided by (used in) investing activities                              1,318                 (41,596)
                                                                              --------                --------
Cash flows from financing activities:
      Decrease in noninterest-bearing demand deposits                          (30,708)                 (4,402)
      Increase in interest-bearing deposit accounts                             39,473                  37,223
      Increase in short term debt                                                6,946                  17,388
      Proceeds from Federal Home Loan Bank borrowings                            5,000                  15,000
      Repayment of Federal Home Loan Bank borrowings                                 -                  (5,000)
      Purchase of treasury stock                                                  (443)                 (1,573)
      Exercise of stock options                                                    183                      41
      Cash dividends                                                              (696)                   (711)
                                                                              --------                --------
Net cash provided by financing activities                                       19,755                  57,966
                                                                              --------                --------
Net increase in cash and cash equivalents                                       25,296                  19,537
Cash and cash equivalents at beginning of period                                71,050                  47,568
                                                                              --------                --------
Cash and cash equivalents at end of period                                    $ 96,346                $ 67,105
                                                                              ========                ========
Supplemental disclosures:
      Interest paid                                                           $ 13,250                $ 11,662
      Income taxes paid                                                            400                     350
      Transfer of securities available-for-sale
         from held-to-maturity                                                  76,131                       -
                                                                              ========                ========

               FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                  (Unaudited)

1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

      The summary of these commitments to extend credit follows (in thousands):

                                                      March 31,   December 31,
                                                        2001          2000
                                                    ----------------------------
         Commercial                                   $ 89,800      $ 99,086
         Commercial real estate, construction,
             land acquisition and development           68,124        59,156
         Home equity                                   118,081       114,272
         Check credit                                      878           848

3.    Earnings per Share:

      Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the diluted effect of outstanding stock options.

      The following table sets forth the denominator used for basic and diluted earnings per share for the three month periods ended March 31, 2001 and 2000:

                                                    March 31,      March 31,
                                                      2001           2000
                                                --------------------------------
      Denominator for basic earnings
         per share - weighted average shares        6,349,629       6,493,699
      Effect of diluted securities:
         Stock options issued to
             employees and directors                   90,613          94,984
                                                    ---------       ---------

      Denominator for diluted
         earnings per share                         6,440,242       6,588,683
                                                    =========       =========


4.    Loans

      The following table provides the book value, by major classification, as of the dates indicated:

                                                      March 31,   December 31,
                                                        2001          2000
                                                    ----------------------------
      Commercial                                      $142,207      $136,314
      Real estate loans:
         Construction, land acquisition
             and development loans                      51,084        46,082
         Commercial mortgage                           184,724       181,380
         Residential mortgage                          126,182       127,794
         Home equity loans                             102,178       102,841
      Indirect loans                                   217,681       219,348
      Consumer loans                                    11,642        11,399
                                                      --------      --------
      Total loans                                      835,698       825,158
      Less unearned discount                              (104)         (138)
                                                      --------      --------
      Loans, net of unearned discount                 $835,594      $825,020
                                                      ========      ========

5.    Comprehensive Income

      The Company's comprehensive income consists of net income and unrealized gains or losses on securities available-for-sale, net of tax, and is presented as a separate component of Shareholders' Equity. Comprehensive income for the periods ended March 31, 2001 and 2000 is as follows:

                                                      March 31,      March 31,
                                                        2001           2000
                                                    ----------------------------
      Net income                                       $2,983         $2,544

      Other comprehensive income, net of tax:
       Unrealized holding gain (loss) on
           securities during the period                 1,714           (962)
       Reclassification adjustment of realized gain
           on investment sales included in net income    (154)           (25)
       Cumulative effect of accounting change:
           Unrealized gain on investment securities
              transferred from held-to-maturity to
              available-for-sale                          815              -
                                                       ------         ------

      Total comprehensive income                       $5,358         $1,557
                                                       ======         ======

6.    New Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), on January 1, 2001. This standard requires that all derivatives be recognized on the balance sheet at fair value, with changes in fair value recorded through earnings or other comprehensive income depending on whether certain hedge criteria are met. As the Company had no derivative instruments, there was no impact upon adoption except as noted below.

      Upon adopting FAS 133, the Company also reclassified $76,131,000 of held-to-maturity securities to available-for-sale securities with a fair value of $77,366,000. Under the provisions of FAS 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities until their maturity.


7.    Restatement and Reclassification

      Certain amounts in the March 31, 2000 interim condensed consolidated financial statements have been reclassified to conform to their 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights
-------------------

Net income for the first quarter of 2001 was $2,983,000 compared with $2,544,000 earned in the first quarter of 2000, an increase of 17%. Basic earnings per share for the first quarter of 2001 were $.47 as compared to $.39 for 2000, while diluted earnings per share were $.46 for 2001 compared with $.39 for 2000, an increase of 18%.

Key performance indicators for the 2001 first quarter show a return on average assets of .96% compared with .87% for the 2000 first quarter. For the first quarter of 2001, the return on average shareholders' equity was 13.50% compared with 12.86% for the same quarter of 2000.

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $464,000 or 5% from the first quarter of 2000. This increase is attributable to a 8% increase in average interest earning assets offset by a 4 basis point decrease in the net interest margin to 3.09% from 3.13% for the same period last year.

The net interest margin narrowed due to the yield on average earning assets increasing 40 basis points to 7.57% while the cost of deposits and other borrowed funds rose 50 basis points to 5.52% for the first quarter of 2001.

Average balances and effective interest yields and rates on a tax equivalent basis for the first quarters of 2001 and 2000 were as follows (dollars in thousands):

                                                          2001                                          2000
                                         ------------------------------------          -------------------------------------
                                                         Interest                                       Interest
                                         Average          Income/      Yield/          Average           Income/      Yield/
                                         Balance          Expense       Rate           Balance           Expense       Rate
                                         -------          -------       ----           -------           -------       ----
Federal funds sold                      $   38,286        $   539       5.71%         $   11,352         $   142       5.05%
Interest-bearing deposits
    with banks                                 124              2       6.39                 392               6       6.24
Securities/1/                              312,206          5,191       6.74             361,015           5,899       6.57
Loans /1/                                  833,964         16,371       7.96             728,057          13,589       7.51
                                        ----------        -------       ----          ----------         -------       ----
Total earning assets/
    interest income                     $1,184,580        $22,103       7.57%         $1,100,816         $19,636       7.17%

Cash and due from banks                     40,265                                        42,907
Other assets                                36,505                                        33,871
Allowance for loan losses                   (5,789)                                       (4,939)
                                        ----------                                    ----------
Total average assets                    $1,255,561                                    $1,172,655
                                        ==========                                    ==========

Interest-bearing deposits               $  775,161        $10,316       5.40%         $  707,849         $ 8,596       4.88%
Short-term debt                             94,810          1,331       5.69             114,269           1,531       5.39
FHLB borrowings                             83,944          1,258       6.08              64,319             935       5.85
Trust Preferred Capital
    Securities                               6,000            160      10.84                   -               -          -
                                        ----------        -------      -----          ----------         -------       ----
Total interest-bearing
    liabilities/interest expense        $  959,915        $13,065       5.52%         $  886,437         $11,062       5.02%

Demand deposits                            192,822                                       196,613
Other liabilities                           13,177                                        10,048
                                        ----------                                    ----------
Total liabilities                       $1,165,914                                    $1,093,098
Shareholders' equity                        89,647                                        79,557
                                        ----------                                    ----------
Total liabilities and
    shareholders' equity                $1,255,561                                    $1,172,655
                                        ==========                                    ==========

Net interest income/1//spread                             $ 9,038       2.05%                            $ 8,574       2.15%
                                                          =======       ====                             =======       ====
Net interest margin /1/                                                 3.09%                                          3.13%
                                                                        ====                                           ====

Total average earning assets increased $83.8 million or 8% as compared to 2000. Average loans for the first quarter of 2001 grew $105.9 million or 15%, in comparison to the first quarter of 2000. As shown in the following table, the increase is primarily attributable to commercial, commercial real estate loans and home equity loans. The increase in loan volume was complemented by a 45 basis point increase in the average yield. This increase was offset by a decrease in average securities of $48.8 million due primarily to maturities, and to a lesser extent, sales of certain U.S. government and agency securities. See other income for discussion of investment sales.

________________________________
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Average Loans by type and yield as of March 31,                            2001                      2000
(Dollars in thousands)                                          ---------------------------------------------------
                                                                    Amount       Yield         Amount     Yield
                                                                ---------------------------------------------------
Commercial                                                         $139,920       8.32%        $106,088   8.10%
Real estate loans:
     Commercial mortgage and construction, land
         acquisition and development                                234,652       8.47%         186,410   8.05%
     Residential mortgage                                           127,696       7.33%         122,232   7.06%
     Home equity loans                                              102,340       8.12%          87,316   7.76%
Indirect loans                                                      217,731       7.43%         214,372   6.86%
Consumer loans                                                       11,625       8.85%        $ 11,639   8.17%
                                                                   --------       -----        --------   -----
Total Loans/1/                                                     $833,964       7.96%        $728,057   7.51%
                                                                   ========       =====        ========   =====

Average interest-bearing liabilities increased $73.5 million or 8% since the first quarter of 2000. Average interest-bearing deposits increased $67.3 million primarily due to successful retail deposit promotions of the money market and time deposit products. In addition, average FHLB borrowings increased $19.6 million and the Company has $6 million outstanding in Trust Preferred Securities from participating in a $300 million Pooled Trust Preferred offering. These increases are offset by a decrease in average short-term debt of $19.5 million primarily due to a reduction of term repurchase agreements.

Based on management's review of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $225,000 for the first quarter of 2001 consistent with the first quarter of 2000. The static provision was due to review of current economic conditions, composition of the loan portfolio and other relevant factors. Despite the average growth of the loan portfolio of 15%, the Company has continued to experience low levels of nonperforming loans and net charge-offs.

Total other income increased $983,000 or 41%. Excluding the investment security gains, other income increased 33%. Service charges on deposit accounts increased $320,000 primarily due to an increase in service fees earned in the Company's cash management business.

Merchant card processing fees increased $188,000 primarily due to new merchant accounts and higher sales volume. The number of merchant outlets at March 31, 2001 increased to 304 as compared to 237 at March 31, 2000. Merchant interchange expense (in other operating expenses) rose $171,000 as compared to the first quarter of 2000.

The Company recorded security gains of $234,000 in 2001, compared to $38,000 in 2000. These gains were from the sale of $29 million of U.S. government and agency securities and $500,000 of trust preferred equity securities.

Other operating income increased $204,000 primarily due to the non-recurring gain of $172,000 on the sale of property in Broadview, Illinois previously used as a drive-thru facility.

________________________________
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Total other expenses increased $759,000 or 11%. Annualized operating expenses as a percentage of average assets increased slightly to 2.4% for 2001 compared with 2.3% for 2000. Annualized net overhead expenses as a percentage of average assets improved to 1.4% for 2001 compared to 1.6% for 2000. The efficiency ratio (other expenses divided by net interest income and other income) was 62.7% in 2001 as compared to 65.5% in 2000. The increase in operating expenses was primarily due to new positions and salary increases, higher merchant card interchange expense and new costs associated with the Chicago branch that opened in November 2000.

Asset Quality
-------------

Asset quality remains strong, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing and other real estate owned) totaling $561,000 at March 31, 2001. Net charge-offs for the first quarter of 2001 totaled $34,000 compared to $26,000 in 2000. Management believes the allowance is at an adequate level commensurate with the risks inherent in the loan portfolio.

The following table summarizes the Company's nonperforming assets (in thousands):

                                                                           March 31,              December 31,
                                                                             2001                     2000
                                                                         ---------------------------------------
Nonaccrual                                                                     $108                    $121
Loans which are past due 90 days or
      more and still accruing                                                   453                     318
                                                                               ----                     ---
      Total nonperforming loans                                                 561                     439
Other real estate owned                                                           -                       -
                                                                               ----                    ----
      Total nonperforming assets                                               $561                    $439
                                                                               ====                    ====

Nonperforming loans to loans outstanding                                        .07%                    .05%
Nonperforming assets to loans outstanding
      and other real estate owned                                               .07%                    .05%
Allowance for loan losses to nonperforming loans                              10.47x                  12.94x
Allowance for loan losses to loans outstanding                                  .70%                    .69%
Net charge offs to average loans
      outstanding (annualized)                                                  .02%                    .01%

Capital
-------

Shareholders' equity totals $92.0 million. The Company and its subsidiary bank's Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of March 31, 2001 and the minimum ratios for "well capitalized" banks.

                                       Well                Company                Oak Brook
                                    Capitalized          Consolidated                Bank
                                    -------------------------------------------------------
Tier 1 Risk-based                      *  6%                 9.77%                   9.60%

Total Capital Ratio                    * 10%                10.37%                  10.21%

Tier 1 Capital leverage                *  5%                 7.50%                   7.38%

* Greater than or equal to


On August 31, 2000 the Board of Directors authorized a stock repurchase program which allows the Company to repurchase 200,000 shares (or approximately 3% of outstanding shares) of common stock through January 2002. Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes.

During the first quarter, the Company repurchased 22,000 shares of its common stock at an average price of $20.14. As of March 31, 2001, approximately 133,000 shares are remaining to be purchased under this plan. The market price of the common stock at March 31, 2001 was $19.44 with a book value of $14.30 per share. The ratio of the Company's price to the last 12 months earnings was 10.98x.

During the first quarter of 2001, the Company paid a dividend of $.11 per share to shareholders of record as of January 8, 2001. The dividend payout ratio on first quarter earnings was 23.33% for 2001 compared to 27.91% for 2000.

Liquidity
---------

Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements, shareholders' dividends, as well as to purchase treasury shares under the stock repurchase program.

The Company has numerous sources of liquidity including a significant portfolio of shorter term assets, readily marketable investment securities, the ability to attract consumer time deposits and access to various borrowing arrangements. Available borrowing arrangements are summarized as follows:

     Oak Brook Bank:

     . Federal funds lines aggregating $123 million with seven correspondent banks, subject to continued good financial standing. As of March 31, 2001, all $123 million was available for use under these lines.

     . Reverse repurchase agreement lines with three brokerage firms are available based on the pledge of specific collateral and continued good financial standing of the Bank. As of March 31, 2001, approximately $14.7 million was available to the Bank under these lines.

     . Additional advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of March 31, 2001, approximately $2 million remains available to the Bank under the FHLB agreements.

     . The Bank has a borrowing line of approximately $172 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral.

     Parent Company:

     . The Company has a revolving credit arrangement for $15 million. The line was unused at March 31, 2001. The line matured on April 1, 2001 and was renewed through March 31, 2002 and is anticipated to be renewed annually.

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

In March, 2001, the Bank purchased property in the Chicago suburb of Bolingbrook, Illinois where the Bank expects to build a future branch.

Qualitative and Quantitative Disclosures about Market Risk
----------------------------------------------------------

As described in the 2000 Annual Report to shareholders, the Company manages its interest rate risk through measurement techniques which include a simulation model and gap analysis. As part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2001 has changed materially from that at December 31, 2000.

Forward Looking Statements
--------------------------

Except for historical matters, this quarterly report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ from these estimates. These factors include, but are not limited to, changes in: general economic conditions, interest rates, legislative or regulatory changes, loan demand, depositor preferences and the ability to attract and retain experienced senior management and construction buildout or other delays relating to branch expansion. Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

         None

     (B) Reports on Form 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST OAK BROOK BANCSHARES, INC.
                                   --------------------------------
                                        (Registrant)



Date: May 11, 2001                 /s/ RICHARD M. RIESER, JR
      ------------                 ---------------------------------------------
                                        Richard M. Rieser, Jr.
                                        President, Assistant
                                        Secretary, and Director



Date: May 11, 2001                 /s/ ROSEMARIE BOUMAN
      ------------                 ---------------------------------------------
                                        Rosemarie Bouman
                                        Vice President, Chief
                                        Financial Officer and
                                        Chief Accounting Officer