Form 10-Q
period 2001-06-30
FIRST OAK BROOK BANCSHARES INC
filed 2001-08-14
CIK 717837

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

                For the quarterly period ended:  JUNE 30, 2001

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


Indicate number of shares outstanding of each of the issuer's classes of common stock. As of August 6, 2001, 6,321,191 shares of common stock were outstanding.

================================================================================

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

   Condensed consolidated balance sheets
      June 30, 2001 and December 31, 2000                                     3

   Condensed consolidated statements of income
      Three and six months ended June 30, 2001 and 2000                       5

   Condensed consolidated statements of cash flows
      Six months ended June 30, 2001 and 2000                                 7

   Notes to condensed consolidated financial
      statements -- June 30, 2001                                             8


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                       12



Part II.  Other Information
--------------------------------------------------------------

Item 1.    Legal Proceedings                                                  *
Item 2.    Changes in Securities                                              *
Item 3.    Defaults upon Senior Securities                                    *
Item 4.    Submission of Matters to a Vote of Security Holders               22
Item 5.    Other Information                                                  *
Item 6.    Exhibits and Reports on Form 8-K                                  23

Signatures                                                                   24
---------



*  Not applicable

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In Thousands)


                                                June 30,     December 31,
                                                  2001           2000
                                               ----------     ----------
Assets
------

Cash and due from banks                        $   46,063     $   55,291

Federal funds sold and securities purchased
  under agreements to resell                       60,140         15,640

Interest-bearing deposits with banks                   79            119

Securities held-to-maturity, at
  amortized cost (fair value, $14,090 and
  $99,617 at June 30, 2001 and
  December 31, 2000, respectively)                 13,708         98,131

Securities available-for-sale, at
  fair value                                      301,763        221,854

Loans, net of unearned discount                   852,882        825,020
  Less allowance for loan losses                   (6,159)        (5,682)
                                               ----------     ----------

     Net loans                                    846,723        819,338
                                               ----------     ----------

Premises and equipment, net                        22,581         23,117

Other assets                                       16,029         15,782
                                               ----------     ----------

       Total assets                            $1,307,086     $1,249,272
                                               ==========     ==========

                                  (Unaudited)
                    (In Thousands Except Share Information)

                                                            June 30,    December 31,
                                                              2001          2000
                                                          ----------     ----------
Liabilities
-----------

Noninterest-bearing demand deposits                       $  189,670     $  221,552
Interest-bearing deposits:
 Savings deposits and NOW accounts                           122,417        130,602
 Money market accounts                                       121,977        111,761
 Time deposits
  Under $100,000                                             288,712        279,139
  $100,000 and over                                          293,076        235,172
                                                          ----------     ----------
 Total interest-bearing deposits                             826,182        756,674
                                                          ----------     ----------

   Total deposits                                          1,015,852        978,226

Federal funds purchased, securities sold under
  agreements to repurchase and other short term debt          72,726         71,967
Treasury, tax and loan demand notes                           17,733         11,740
Federal Home Loan Bank borrowings                             86,000         81,000
Trust Preferred Capital Securities                             6,000          6,000
Other liabilities                                             14,150         12,733
                                                          ----------     ----------

       Total liabilities                                   1,212,461      1,161,666
                                                          ----------     ----------

Shareholders' Equity
--------------------

Preferred stock, series B, no par value, authorized --
  100,000 shares, issued--none                                     -              -
Common stock, $2 par value, authorized--16,000,000
  shares at June 30, 2001 and December 31, 2000,
  issued--7,283,256 shares at June 30, 2001 and
  December 31, 2000, outstanding--6,321,031
  shares at June 30, 2001 and 6,345,745 shares
  at December 31, 2000                                        14,567         14,567
Surplus                                                       11,877         11,849
Accumulated other comprehensive income                         4,212          1,410
Retained earnings                                             75,398         70,593
Less cost of shares in treasury, 962,225 and
  937,511 common shares at June 30, 2001 and
  December 31, 2000, respectively                            (11,429)       (10,813)
                                                          ----------     ----------

  Total shareholders' equity                                  94,625         87,606
                                                          ----------     ----------

  Total liabilities and shareholders' equity              $1,307,086     $1,249,272
                                                          ==========     ==========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                 (In Thousands)

                                                           Three Months       Six Months
                                                          ended June 30,    ended June 30,
                                                           2001     2000     2001      2000
                                                         -------  -------  -------   -------
Interest income:
  Interest and fees on loans                             $16,370  $14,876  $32,702   $28,420
  Interest on securities:
     U.S. Treasury and Government agencies                 3,894    4,735    7,822     9,394
     Obligations of states and political subdivisions        719      756    1,422     1,491
     Other securities                                        296      178      582       395
  Interest on Federal funds sold and securities
     purchased under agreements to resell                    496      542    1,035       684
  Interest on deposits with banks                              2        3        4         9
                                                         -------  -------  -------   -------

     Total interest income                                21,777   21,090   43,567    40,393
                                                         -------  -------  -------   -------

Interest expense:
  Interest on savings deposits and NOW accounts              748    1,037    1,608     2,146
  Interest on money market accounts                        1,076      962    2,317     1,610
  Interest on time deposits                                8,070    7,554   16,285    14,393
  Interest on Federal funds purchased, securities
     sold under agreements to repurchase and
     other short term debt                                   922    1,551    1,995     2,944
  Interest on Treasury, tax and loan demand notes            131      548      389       686
  Interest on Federal Home Loan Bank borrowings            1,307    1,089    2,565     2,024
  Interest on Trust Preferred Capital Securities             160        -      320         -
                                                         -------  -------  -------   -------

     Total interest expense                               12,414   12,741   25,479    23,803
                                                         -------  -------  -------   -------

Net interest income                                        9,363    8,349   18,088    16,590

Provision for loan losses                                    325      225      550       450
                                                         -------  -------  -------   -------

Net interest income after provision for loan losses      $ 9,038  $ 8,124  $17,538   $16,140
                                                         -------  -------  -------   -------

                                  (Unaudited)
                    (In Thousands Except Share Information)

                                                 Three Months      Six Months
                                                ended June 30,   ended June 30,
                                                 2001    2000     2001     2000
                                                ------  ------  -------  -------
Other income:
  Service charges on deposit accounts           $1,467  $1,137  $ 2,838  $ 2,188
  Investment management and trust fees             389     317      700      585
  Merchant card processing fees                    928     630    1,674    1,188
  Fees on mortgages sold, net                      150      46      210       74
  Income from revenue sharing agreement            225     225      450      450
  Other operating income                           283     238      713      464
  Investment securities gains, net of losses         -       -      234       38
                                                ------  ------  -------  -------

Total other income                               3,442   2,593    6,819    4,987
                                                ------  ------  -------  -------

Other expenses:
  Salaries and employee benefits                 4,472   4,259    8,994    8,469
  Occupancy expense                                521     420    1,020      871
  Equipment expense                                529     484    1,054      962
  Data processing                                  349     249      660      483
  Professional fees                                213     128      386      277
  Postage, stationery and supplies                 221     225      453      417
  Advertising and business development             403     338      782      706
  Merchant interchange expense                     732     469    1,340      907
  Other operating expenses                         397     362      735      670
                                                ------  ------  -------  -------

Total other expenses                             7,837   6,934   15,424   13,762
                                                ------  ------  -------  -------

Income before income taxes                       4,643   3,783    8,933    7,365

Income tax expense                               1,429   1,103    2,736    2,141
                                                ------  ------  -------  -------

Net income                                      $3,214  $2,680  $ 6,197  $ 5,224
                                                ======  ======  =======  =======

Basic earnings per share                        $  .51  $  .41  $   .98  $   .81
                                                ======  ======  =======  =======
Diluted earnings per share                      $  .50  $  .41  $   .96  $   .80
                                                ======  ======  =======  =======


           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited)  (In Thousands)

                                                                 Six months ended June 30,
                                                                      2001       2000
                                                                    --------   --------
Cash flows from operating activities:
  Net income                                                        $  6,197   $  5,224
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, accretion and amortization                          1,314      1,259
     Provision for loan losses                                           550        450
     Investment securities gains, net of losses                         (234)       (38)
     Proceeds from sale of Broadview property                            300          -
     Gain on sale of Broadview property                                 (172)         -
     Revenue sharing agreement                                          (126)      (130)
     FHLB stock dividend                                                (226)      (106)
     Origination of real estate loans for sale                       (28,221)    (5,797)
     Gain on sale of mortgage loans originated for sale                 (313)      (104)
     Proceeds from sale of real estate loans originated for sale      27,249      5,693
     Increase in other assets                                           (249)    (1,116)
     Decrease in other liabilities                                       (27)    (1,116)
                                                                    --------   --------
Net cash provided by operating activities                              6,042      4,219
                                                                    --------   --------
Cash flows from investing activities:
  Securities held-to-maturity:
     Purchases                                                        (1,800)   (32,769)
     Proceeds from maturities, call and paydowns                      10,105      7,368
  Securities available-for-sale:
     Purchases                                                       (60,920)    (5,822)
     Proceeds from maturities, calls and paydowns                     32,365     18,387
     Proceeds from sales                                              29,406      2,858
  Increase in loans                                                  (26,650)   (69,426)
  Purchases of premises and equipment                                   (714)    (1,246)
                                                                    --------   --------
Net cash used in investing activities                                (18,208)   (80,650)
                                                                    --------   --------
Cash flows from financing activities:
  Increase (decrease) in noninterest-bearing demand deposits         (31,882)     7,154
  Increase in interest-bearing deposit accounts                       69,508     63,221
  Proceeds from Federal Home Loan Bank borrowings                      5,000     15,000
  Repayment of Federal Home Loan Bank borrowings                           -     (5,000)
  Increase in short term debt                                          6,752     66,514
  Purchase of treasury stock                                            (797)    (1,938)
  Exercise of stock options                                              209        454
  Cash dividends                                                      (1,392)    (1,408)
                                                                    --------   --------
Net cash provided by financing activities                             47,398    143,997
                                                                    --------   --------
Net increase in cash and cash equivalents                             35,232     67,566
Cash and cash equivalents at beginning of period                      71,050     47,568
                                                                    --------   --------
Cash and cash equivalents at end of period                          $106,282   $115,134
                                                                    ========   ========
Supplemental disclosures:
  Interest paid                                                     $ 26,582   $ 25,437
  Income taxes paid                                                    2,860      2,550
  Transfers of securities to available-for-sale
     from held-to-maturity                                          $ 76,131   $      -
                                                                    ========   ========

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)


1.  Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

    The summary of these commitments to extend credit follows (in thousands):

                                              June 30,     December 31,
                                                2001          2000
                                              --------      --------

     Commercial                               $108,325      $ 99,086
     Commercial real estate, construction,
       land acquisition and development         72,582        59,156
     Home equity                               122,825       114,272
     Check credit                                  858           848
                                              --------      --------

                                              $304,590      $273,362
                                              ========      ========

3.  Earnings per Share:

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the diluted effect of outstanding stock options.

    The following table sets forth the denominator used for basic and diluted earnings per share for the periods ended June 30, 2001 and 2000:

                                                Three Months           Six Months
                                               ended June 30,        ended June 30,
                                              2001       2000       2001       2000
                                            ---------  ---------  ---------  ---------
  Denominator for basic earnings
     per share - weighted average shares
     outstanding                            6,332,887  6,465,515  6,341,212  6,479,608
  Effect of diluted securities:
     Stock options issued to
       employees and directors                 94,515     74,606     92,640     84,698
                                            ---------  ---------  ---------  ---------

  Denominator for diluted
     earnings per share                     6,427,402  6,540,121  6,433,852  6,564,306
                                            =========  =========  =========  =========

4.  Loans

    The following table provides the book value of loans outstanding, by major classification, as of the dates indicated (in thousands):

                                            June 30,   December 31,
                                              2001           2000
                                            --------       --------

  Commercial                                $147,538       $136,314
  Real estate loans:
     Construction, land acquisition and
       development                            71,887         46,082
     Commercial mortgage                     178,371        181,380
     Residential mortgage                    118,215        127,794
     Home equity                             105,177        102,841
  Indirect loans                             220,476        219,348
  Consumer loans                              11,290         11,399
                                            --------       --------
  Total loans                                852,954        825,158
  Less unearned discount                         (72)          (138)
                                            --------       --------
  Loans, net of unearned discount           $852,882       $825,020
                                            ========       ========


5.  Comprehensive Income

    The Company's comprehensive income consists of net income and unrealized gains or losses on securities available-for-sale, net of tax, and is presented as a separate component of Shareholders' Equity. Comprehensive income for the periods ended June 30, 2001 and 2000 is as follows (in thousands):

                                               Three Months        Six Months
                                              ended June 30,     ended June 30,
                                               2001    2000      2001      2000
                                              ------  ------    ------    ------

  Net income                                  $3,214  $2,680    $6,197    $5,224

  Other comprehensive income, net of tax:
     Unrealized holding gain (loss) on
       securities during the period              427    (276)    2,956    (1,238)
     Reclassification adjustment
       of realized gain on investment
       sales included in net income                -       -      (154)      (25)
                                              ------  ------    ------   -------

   Total comprehensive income                 $3,641  $2,404    $8,999    $3,961
                                              ======  ======    ======   =======

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

    The Company adopted Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125 (FAS
    140) on April 1, 2001. This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of FAS 125's provisions without reconsideration. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 did not impact the position or results of operation of the Company.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. FAS 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of FAS 142. As the Company currently has no recorded goodwill, the adoption of FAS 141 and FAS 142 is not expected to materially impact the position or results of operation of the Company.

7.  Restatement and Reclassification:

    Certain amounts in the June 30, 2000 interim condensed consolidated financial statements have been reclassified to conform to their 2001 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Second Quarter Results

Net income for the second quarter of 2001 was $3,214,000 compared with $2,680,000 earned in the second quarter of 2000, an increase of $534,000 or 20%. Basic earnings per share for the second quarter of 2001 were $.51 as compared to $.41 for 2000, while diluted earnings per share were $.50 for 2001 compared with $.41 for 2000, an increase of 22%.

Key performance indicators for the 2001 second quarter show a return on average assets of 1.01% compared with .87% for the 2000 second quarter. For the second quarter of 2001, the return on average shareholders' equity was 13.89% compared with 13.49% for the same quarter of 2000.

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $994,000 or 11% from the second quarter of 2000. This increase is attributable to a 4% increase in average interest earning assets and a 22 basis point increase in the net interest margin to 3.21% from 2.99% for the same period last year. The increase in the net interest income and the net interest margin was primarily the result of the following:

- Total average earning assets increased $41.9 million or 4%, as compared to 2000. Average loans for the second quarter of 2001 grew $76.5 million or 10%, in comparison to the second quarter of 2000. The increase is primarily attributable to growth in commercial ($26 million), commercial real estate ($48 million) and home equity loans ($11 million). See the Average Loans by Type and Yield table for further details.

- The Company's average securities portfolio decreased by $43.8 million primarily due to the sale of $29 million of certain U.S. Government Agency Securities during the first quarter of 2001. The proceeds received on sales, maturities, calls and paydowns were primarily used to fund loan growth.

- Average interest-bearing liabilities increased $31.2 million or 3% as compared to the second quarter of 2001. Average interest-bearing deposits increased $61.8 million due to retail deposit promotions of money market and time deposit products and the opening of the Chicago office in 2000. In addition, average FHLB borrowings increased $13 million and the Company has $6 million outstanding in Trust Preferred Capital Securities from participating in a $300 million Pooled Trust Preferred Offering in September 2000. Short term debt decreased $49.7 million due to special treasury, tax and loan short term funding and term repurchase agreements.

- Due to the lower interest rate environment, the yield on average earning assets decreased 5 basis points to 7.33% while the cost of deposits and other borrowed funds decreased 32 basis points to 5.06% for the second quarter of 2001. The Fed reduced interest rates six times during 2001. Since the Company's liabilities repriced more quickly than its assets, the margin improved.

Average balances and effective interest yields and rates on a tax equivalent basis for the quarters ended June 30, 2001 and 2000 were as follows (dollars in thousands):

                                                          2001                             2000
                                                          ----                             ----
                                                        Interest                         Interest
                                          Average       Income/    Yield/    Average     Income/   Yield/
                                          Balance       Expense     Rate     Balance     Expense    Rate
                                        -----------   -----------  ------   ----------   --------  ------
Federal funds sold                       $   44,446    $      496    4.48%  $   35,106    $   542    6.21%
Interest-bearing deposits with banks             99             2    6.46          204          3    6.18
Securities (1)                              316,773         5,190    6.57      360,591      5,965    6.65
Loans (1)                                   848,537        16,408    7.76      772,064     14,919    7.77
                                         ----------    ----------   -----   ----------    -------    ----
Total earning assets/interest income     $1,209,855    $   22,096    7.33%  $1,167,965    $21,429    7.38%

Cash and due from banks                      40,996                             42,233
Other assets                                 37,405                             35,431
Allowance for loan losses                    (5,984)                            (5,193)
                                         ----------                         ----------
Total average assets                     $1,282,272                         $1,240,436
                                         ==========                         ==========

Interest-bearing deposits                $  802,999    $    9,894    4.94%  $  741,175    $ 9,553    5.18%
Short-term debt                              88,986         1,053    4.75      138,636      2,099    6.09
FHLB borrowings                              86,000         1,307    6.09       73,000      1,089    6.00
Trust Preferred Capital Securities            6,000           160   10.74            -          -       -
                                         ----------    ----------   -----   ----------    -------    ----
Total interest-bearing liabilities/
  interest expense                       $  983,985    $   12,414    5.06%  $  952,811    $12,741    5.38%

Demand deposits                             190,935                            198,023
Other liabilities                            14,560                              9,728
                                         ----------                         ----------
Total liabilities                        $1,189,480                         $1,160,562
Shareholders' equity                         92,792                             79,874
                                         ----------                         ----------
Total liabilities and
  shareholders' equity                   $1,282,272                         $1,240,436
                                         ==========                         ==========

Net interest income 1/spread                           $    9,682    2.27%                $ 8,688    2.00%
                                                       ==========   =====                 =======    ====

Net interest margin 1                                                3.21%                           2.99%
                                                                    =====                            ====



_______________________
(1) Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.



Average loans by type and yield for the quarter ended June 30,
(Dollars in thousands)
                                                    2001                 2000
                                                    ----                 ----
                                             Amount      Yield      Amount   Yield
                                           -----------  --------   --------  -----
Commercial (1)                                $145,917      7.71%  $119,637   8.56%
Real estate loans:
  Commercial mortgage and
     construction, land acquisition
     and development                           245,408      8.36    197,094   8.37%
  Residential mortgage                         122,333      7.23    126,948   7.09%
  Home equity loans                            104,036      7.25     92,986   8.19%
Indirect loans                                 219,405      7.68    223,895   6.98%
Consumer loans                                  11,438      8.72     11,504   8.85%
                                              --------      ----   --------   ----
Total Loans (1)                               $848,537      7.76%  $772,064   7.77%
                                              ========      ====   ========   ====

The Company recorded a provision for loan losses of $325,000 for the second quarter of 2001 compared to $225,000 for the second quarter of 2000. This increase was due to the recent national economic downturn and the continued strong growth of the loan portfolio (primarily commercial and commercial real estate). However, despite average growth in the loan portfolio of 10%, the Company continues to experience low levels of nonperforming loans and net charge-offs. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Total other income increased $849,000 or 33%. Service charges on deposit accounts increased $330,000 primarily due to an increase in service fees earned in the Company's cash management business.

Investment management and trust fees increased $72,000 due to new customers and an increase in the value of discretionary assets under management which reached $320 million at June 30, 2001 up from $244 million at June 30, 2000.

Merchant card processing fees increased $298,000 primarily due to new merchant accounts and higher sales volume. The number of merchant outlets at June 30, 2001 increased to 345 as compared to 237 at June 30, 2000. Merchant interchange expense (in other operating expenses) rose $263,000 as compared to the second quarter of 2000.

Fees on mortgages sold, servicing released, increased $104,000 as compared to the second quarter of 2000. As a result of the interest rate reductions, the residential loan refinance market has improved in 2001. During the second quarter of 2001 the Company originated $18.5 million of loans for sale into the secondary market as compared to $3.5 million in 2000. Fee income is shown net of commissions paid to the mortgage originators.

Total other expenses increased $903,000 or 13%. Annualized operating expenses as a percentage of average assets increased slightly to 2.4% for 2001 compared with 2.3% for 2000. Annualized net overhead expenses as a percentage of average assets remained constant at 1.5%


_____________________
(1) Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

for 2001 and 2000. The efficiency ratio (other expenses divided by net interest income and other income) improved to 61.2% in 2001 as compared to 63.4% in 2000. The increase in operating expenses was primarily due to new positions and salary increases, higher merchant card interchange expense and new costs associated with the Chicago branch that opened in November 2000.

Earnings Highlights - Six Month Results

Net income for the six months ended June 30, 2001 was $6,197,000, compared with $5,224,000 earned in 2000, an increase of $973,000 or 19%. Basic earnings per share for the first six months of 2001 were $.98 as compared to $.81 earned in 2000, while diluted earnings per share were $.96 in 2001 as compared to $.80 in 2000, an increase of 20%.

Key performance indicators for the six month period show a return on average assets of .99% compared with .87% for the comparable period in 2000. The return on average shareholders' equity for the first six months of 2001 was 13.70% compared with 13.18% for 2000.

Net interest income for the first six months of 2001, on a tax equivalent basis, increased $1,458,000 or 8%. This increase is due to a 6% increase in average earning assets and a 9 basis point increase in the net interest margin to 3.15% in 2001 from 3.06% in 2000. The increase in net interest income and the net interest margin was primarily the result of the following:

- Total average earning assets increased $62.9 million or 6% as compared to 2000. Average loans for the first six months of 2001 grew $91.2 million or 12%, in comparison to the first six months of 2000. The increase is primarily attributable to growth in commercial ($30 million), commercial real estate ($48 million) and home equity loans ($13 million). The increase in loan volume was complemented by a 22 basis point increase in the average loan yield. See the Average Loans by Type and Yield table for more details.

- The Company's average security portfolio decreased $46.3 million primarily due to the sale of $29 million of certain U.S. Government Agency Securities. The proceeds received on the sales, maturities, calls and paydowns were primarily used to fund loan growth.

- Average interest-bearing liabilities increased $52.4 million or 6% as compared to the first six months of 2001. Average interest-bearing deposits increased $64.6 million due to retail deposit promotions of the money market and time deposit products and the opening of the Chicago office in 2000. In addition, average FHLB borrowings increased $16.3 million and the Company has $6 million outstanding in Trust Preferred Capital Securities. Short term debt decreased $34.6 million due to special treasury, tax and loan short term funding and term repurchase agreements.

- The net interest margin for the first six months of 2001 increased due to the yield on average earning assets increasing 16 basis points to 7.44% while the cost of deposits and other borrowed funds rose 9 basis points to 5.29%.

Average balances and effective interest yields and rates on a tax equivalent basis for the first six months of 2001 and 2000 were as follows (dollars in thousands):

                                                                            2001                                   2000
                                                                            ----                                   ----
                                                                          Interest                               Interest
                                                             Average      Income/     Yield/       Average       Income/    Yield/
                                                             Balance      Expense      Rate        Balance       Expense     Rate
                                                          -------------   --------   --------   --------------   --------   ------
Federal funds sold                                           $   41,383    $ 1,035       5.05%      $   23,229    $   684     5.92%
Interest-bearing deposits with banks                                111          4       6.43              298          9     6.22
Securities (1)                                                  314,502     10,381       6.66          360,803     11,864     6.61
Loans (1)                                                       841,291     32,779       7.86          750,061     28,508     7.64
                                                             ----------    -------   --------       ----------   --------   ------
Total earning assets/interest income                         $1,197,287    $44,199       7.44%      $1,134,391    $41,065     7.28%

Cash and due from banks                                          40,633                                 42,570
Other assets                                                     36,957                                 34,651
Allowance for loan losses                                        (5,887)                                (5,066)
                                                             ----------                             ----------
Total average assets                                         $1,268,990                             $1,206,546
                                                             ==========                             ==========

Interest-bearing deposits                                    $  789,157    $20,210       5.16%      $  724,512    $18,149     5.04%
Short-term debt                                                  91,882      2,384       5.23          126,452      3,630     5.77
FHLB borrowings                                                  84,978      2,565       6.09           68,660      2,024     5.93
Trust Preferred Capital Securities                                6,000        320      10.79                -          -        -
                                                             ----------    -------   --------       ----------   --------   ------
Total interest-bearing liabilities/
  interest expense                                           $  972,017    $25,479       5.29%      $  919,624    $23,803     5.20%

Demand deposits                                                 191,873                                197,318
Other liabilities                                                13,872                                  9,889
                                                             ----------                             ----------
Total liabilities                                            $1,177,762                             $1,126,831
Shareholders' equity                                             91,228                                 79,715
                                                             ----------                             ----------
Total liabilities and shareholders'
  equity                                                     $1,268,990                             $1,206,546
                                                             ==========                             ==========

Net interest income 1/spread                                               $18,720       2.15%                    $17,262     2.08%
                                                                           =======   ========                    ========   ======

Net interest margin 1                                                                    3.15%                                3.06%
                                                                                     ========                               ======


(1) Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Average loans by type and yield for the six months ended June 30, (Dollars in thousands)


                                                                     2001                      2000
                                                             -----------------------------------------------
                                                               Amount        Yield        Amount       Yield
                                                             -----------------------------------------------
Commercial                                                     $142,935       7.97%       $112,863      8.35%
Real estate loans:
  Commercial mortgage and
     construction, land acquisition
     and development                                            240,059       8.38%        191,752      8.21%
  Residential mortgage                                          125,000       7.25%        124,590      7.08%
  Home equity loans                                             103,193       7.65%         90,151      7.98%
Indirect automobile loans                                       218,572       7.53%        219,134      6.92%
Consumer loans                                                   11,532       8.75%         11,571      8.51%
                                                               --------       ----        --------      ----
Total Loans                                                    $841,291       7.86%       $750,061      7.64%
                                                               ========       ====        ========      ====

The Company recorded a provision for loan losses of $550,000 for the first six months of 2001 compared to $450,000 for the first six months of 2000. This increase was due to the recent national economic downturn and the continued strong growth of the loan portfolio (primarily commercial and commercial real estate). However, despite average growth in the loan portfolio of 12%, the Company has continued to experience low levels of nonperforming loans and net charge-offs. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Total other income increased $1,832,000 or 37%. Excluding investment security gains, other income increased 33%. Service charges on deposit accounts increased $650,000 primarily due to an increase in service fees earned in the Company's cash management business.

Investment management and trust fees increased $115,000 due to new customers and an increase in the value of discretionary assets under management which reached $320 million at June 30, 2001 up from $244 million at June 30, 2000.

Merchant card processing fees increased $486,000 primarily due to new merchant accounts and higher sales volume. Merchant interchange expense (in other operating expenses) rose $433,000 as compared to the same period of 2000.

Fees on mortgages sold, servicing released, increased $136,000 as compared to the first six months of 2000. As a result of the interest rate reductions, the residential mortgage loan refinance market has improved in 2001. Originations of mortgage loans for sale were $28.2 million in 2001 as compared to $5.8 million in 2000. Fee income is shown net of commissions paid to the mortgage originators.

Other operating income increased $249,000 primarily due to the non-recurring gain in the first quarter of $172,000 on the sale of property in Broadview, Illinois, previously used as a drive-thru facility.

The Company recorded security gains of $234,000 in 2001, compared to $38,000 in 2000. These gains were from the sale of $29 million of U.S. government and agency securities and $500,000 of trust preferred equity securities.

Total other expenses increased $1,662,000 or 12%. Annualized operating expenses as a percentage of average assets increased slightly to 2.4% for 2001 compared with 2.3% for 2000. Annualized net overhead expenses as a percentage of average assets decreased to 1.5% for 2001 compared to 1.6% for 2000. The efficiency ratio (other expenses divided by net interest income and other income) improved to 61.9% in 2001 as compared to 63.8% in 2000. The increase in operating expenses was primarily due to new positions and salary increases, higher merchant card interchange expense and new costs associated with the Chicago branch that opened in November 2000.

Asset Quality
-------------

Asset quality remains strong, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing and other real estate owned) totaling $777,000 at June 30, 2001. Included in this total is a loan for $400,000 that was past due for an administrative rather than a credit related reason. Net charge-offs through June 30, 2001 totaled $72,000 compared to $17,000 in 2000.

The following table summarizes the Company's nonperforming assets (in thousands):


                                                      June 30,      December 31,
                                                        2001           2000
                                                  ------------------------------
Nonaccrual                                             $  99          $ 121
Loans which are past due 90 days or
  more and still accruing                                678            318
                                                       -----          -----
  Total nonperforming loans                              777            439
Other real estate owned                                    -              -
                                                       -----          -----
  Total nonperforming assets                           $ 777          $ 439
                                                       =====          =====

Nonperforming loans to loans outstanding                 .09%           .05%
Nonperforming assets to loans outstanding
  and other real estate owned                            .09%           .05%
Allowance for loan losses to nonperforming loans        7.93x         12.94x
Allowance for loan losses to loans outstanding           .72%           .69%
Net charge offs to average loans
  outstanding (annualized)                               .02%           .01%

Capital
-------

Shareholders' equity totals $94.6 million. The Company and its subsidiary bank's Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and the Bank's capital also exceeds the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of June 30, 2001 and the ratios for "well capitalized" banks.


                              Company     Oak Brook       FDIC "Well
                           Consolidated      Bank     Capitalized" Bank
                           -------------  ----------  ------------------

Tier 1 Risk-based                  9.57%       9.55%          *6%
                                                               -

Total Capital Ratio               10.18%      10.16%         *10%
                                                               -

Tier 1 Capital leverage            7.52%       7.50%          *5%
                                                               -
* = greater than or equal to

On August 31, 2000, the Board of Directors authorized a stock repurchase program which allows the Company to repurchase 200,000 shares (or approximately 3% of outstanding shares) of common stock through January 2002. Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes.

During the second quarter, the Company repurchased 18,234 shares of its common stock at an average price of $19.40. During the first six months of 2001 a total of 40,234 shares were repurchased at an average price of $19.80 per share. As of June 30, 2001, approximately 115,000 shares are permitted to be purchased under this plan.

The market price of the common stock at June 30, 2001 was $22.25 with a tangible book value of $14.68 per share. The ratio of the Company's stock price to tangible book value was 1.52x. The ratio of the Company's stock price to the Company's last 12 months earnings was 11.96x.

During the second quarter of 2001, the Company paid a dividend of $.11 per share to shareholders of record as of April 9, 2001. The dividend payout ratio on second quarter earnings was 21.66% for 2001 compared to 26.00% for 2000. The dividend payout ratio for the first six months of 2001 was 22.46% as compared to 26.95% in 2000.

On July 17, 2001 the Board of Directors increased the quarterly cash dividend, for the tenth consecutive year, to $.12 per share payable October 19, 2001 to shareholders of record on October 9, 2001.

Liquidity
---------

Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements and shareholders' dividends as well as to purchase treasury shares under the stock repurchase program.

The Company and the Bank have numerous sources of liquidity including a significant portfolio of shorter term assets, readily marketable investment securities, the ability to attract consumer time deposits and access to various borrowing arrangements. Available borrowing arrangements are summarized as follows:

Oak Brook Bank:

  . Federal funds lines aggregating $123 million with seven correspondent banks, subject to continued good financial standing. As of June 30, 2001, all $123 million was available for use under these lines.

  . Reverse repurchase agreements with three brokerage firms are available based on the pledge of specific collateral and continued good financial standing of the Bank. As of June 30, 2001, approximately $19 million was available to the Bank under these agreements.

  . Additional advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of June 30, 2001, approximately $3.4 million remains available to the Bank under the FHLB agreements.

  . The Bank has a borrowing line of approximately $172.4 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral.

Parent Company:

  . The Company has a revolving credit arrangement for $15 million. The line was unused at June 30, 2001. The line matures on April 1, 2002 and is anticipated to be renewed annually.

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

In March 2001, the Bank purchased commercial property in the southwestern suburb of Bolingbrook, Illinois where the bank expects to start construction on a future branch by the end of 2001.

Qualitative and Quantitative Disclosures about Market Risk
----------------------------------------------------------

As described in the 2000 Annual Report to shareholders, the Company manages its interest rate risk through measurement techniques which include a simulation model and gap analysis. As part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the company's risk position at June 30, 2001 has changed materially from that at December 31, 2000.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 8, 2001 at 1400 Sixteenth Street, Oak Brook Bank Conference Center, Oak Brook, Illinois.

Matters presented to the shareholders for vote were the election of directors, the amendment and restatement of the Company's 1987 Amended and Restated Stock Option Plan, the amendment and extension of the Company's Performance Bonus Plan, and the ratification of the selection of the independent auditors. The results of the votes on these matters are as follows:

ELECTION OF DIRECTORS
---------------------
                                      Votes                 Votes
                                       For                 Withheld
                                    ---------              --------

Richard M. Rieser, Jr.              5,414,023               264,495

Stuart I. Greenbaum                 5,454,526               223,992

Michael L. Stein                    5,479,774               198,744

Richard F. Levy                     4,972,018               706,500



AMENDMENT AND RESTATEMENT OF THE COMPANY'S 1987 AMENDED AND RESTATED STOCK
--------------------------------------------------------------------------
OPTION PLAN
-----------

                                          For        Against       Abstain
                                       ---------     --------      -------

Votes Received                         4,105,783      504,134        8,161

Percent of Votes Cast                      88.91%       10.92%         .17%


AMENDMENT AND EXTENSION OF THE COMPANY'S PERFORMANCE BONUS PLAN
---------------------------------------------------------------

                                          For        Against      Abstain
                                       ---------     --------     -------

Votes Received                         4,304,647      302,266      11,165

Percent of Votes Cast                     93.21%        6.55%        .24%

RATIFICATION OF THE APPOINTMENT OF KPMG LLP AS INDEPENDENT AUDITORS FOR THE
---------------------------------------------------------------------------
COMPANY
-------

                               For      Against   Abstain
                            ----------  --------  --------

Votes Received              5,656,591    14,126     7,801

Percent of Eligible Vote        89.26%      .22%      .12%

The number of Common shares eligible to vote were 6,337,505.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          Exhibit (10.1)  Loan agreement between First Oak Brook Bancshares,
                          Inc. and LaSalle National Bank dated December 1, 1991 as amended April 1, 2001 filed herewith.

          Exhibit (10.5)  First Oak Brook Bancshares, Inc. 2001 Stock Incentive
                          Plan (Appendix A to the Company's Proxy and Notice of Annual Meeting of Shareholders filed April 1, 2001, incorporated herein by reference.)

          Exhibit (10.15) First Oak Brook Bancshares, Inc. Annual Performance
                          Bonus Plan (Appendix B to the Company's Proxy and Notice of Annual Meeting of Shareholders filed April 1, 2001, incorporated herein by reference.)

          Exhibit (11)   See Note 3 to the June 30, 2001 condensed unaudited
                         consolidated financial statements.

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

                                   FIRST OAK BROOK BANCSHARES, INC.
                                   --------------------------------
                                          (Registrant)



Date ____________________            /S/RICHARD M. RIESER, JR.
                                     -------------------------
                                          Richard M. Rieser, Jr.
                                          President, Assistant
                                          Secretary, and Director



Date ____________________            /S/ROSEMARIE BOUMAN
                                     -------------------
                                          Rosemarie Bouman,
                                          Vice President, Chief
                                          Financial Officer and
                                          Chief Accounting Officer