Form 10-Q
period 2001-09-30
FIRST OAK BROOK BANCSHARES INC
filed 2001-11-14
CIK 717837

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act to 1934

               For the quarterly period ended: SEPTEMBER 30, 2001

                         Commission file number 0-14468

                             ______________________

                        FIRST OAK BROOK BANCSHARES, INC.

                   DELAWARE                                36-3220778
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                 Identification No.)

  1400 Sixteenth Street, Oak Brook, IL 60523 - Telephone Number (630) 571-1050

                             ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______
                                       ---

Indicate number of shares outstanding of each of the issuer's classes of common stock. As of November 5, 2001, 6,310,631 shares of common stock were outstanding.

================================================================================

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information
------------------------------
Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets
         September 30, 2001 and December 31, 2000                             3

     Condensed consolidated statements of income
         Three and nine months ended September 30, 2001 and 2000              5

     Condensed consolidated statements of cash flows
         Nine months ended September 30, 2001 and 2000                        7

     Notes to condensed consolidated financial
         statements -- September 30, 2001                                     8

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     12


Part II. Other Information
---------------------------

Item 1.  Legal Proceedings                                                    *
Item 2.  Changes in Securities                                                *
Item 3.  Defaults upon Senior Securities                                      *
Item 4.  Submission of Matters to a Vote of Security Holders                  *
Item 5.  Other Information                                                    *
Item 6.  Exhibits and Reports on Form 8-K                                    22

Signatures                                                                   23
----------

*  Not applicable

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In Thousands)

                                                                   September 30,         December 31,
                                                                       2001                  2000
                                                                  --------------        --------------
Assets
------
Cash and due from banks                                            $   52,775            $   55,291

Federal funds sold and securities purchased
   under agreements to resell                                          57,140                15,640

Interest-bearing deposits with banks                                      200                   119

Securities held-to-maturity, at
   amortized cost (fair value, $13,912 and
   $99,617 at September 30, 2001 and
   December 31, 2000, respectively)                                    13,429                98,131

Securities available-for-sale, at
   fair value                                                         278,454               221,854

Loans, net of unearned discount                                       908,021               825,020
   Less allowance for loan losses                                      (6,590)               (5,682)
                                                                   ----------            ----------

         Net loans                                                    901,431               819,338
                                                                   ----------            ----------

Premises and equipment, net                                            22,384                23,117

Other assets                                                           15,601                15,782
                                                                   ----------            ----------

              Total assets                                         $1,341,414            $1,249,272
                                                                   ==========            ==========

                                   (Unaudited)
                     (In Thousands Except Share Information)

                                                                             September 30,                   December 31,
                                                                                 2001                            2000
                                                                             -------------                   ------------
Liabilities
-----------

Noninterest-bearing demand deposits                                          $     198,945                   $    221,552
Interest-bearing deposits:
    Savings deposits and NOW accounts                                              123,774                        130,602
    Money market accounts                                                          130,266                        111,761
    Time deposits
     Under $100,000                                                                310,021                        279,139
     $100,000 and over                                                             276,681                        235,172
                                                                             -------------                   ------------
    Total interest-bearing deposits                                                840,742                        756,674
                                                                             -------------                   ------------

       Total deposits                                                            1,039,687                        978,226

Federal funds purchased, securities sold under
     agreements to repurchase and other short term debt                             77,190                         71,967
Treasury, tax and loan demand notes                                                 17,152                         11,740
Federal Home Loan Bank borrowings                                                   86,000                         81,000
Trust Preferred Capital Securities                                                   6,000                          6,000
Other liabilities                                                                   17,012                         12,733
                                                                             -------------                   ------------

              Total liabilities                                                  1,243,041                      1,161,666
                                                                             -------------                   ------------

Shareholders' Equity
--------------------

Preferred stock, series B, no par value, authorized --
     100,000 shares, issued--none                                                        -                              -
Common stock, $2 par value, authorized--16,000,000
     shares at September 30, 2001 and December 31, 2000, issued--7,283,256 shares at September 30, 2001 and December 31, 2000,
     outstanding--6,310,631 shares at September 30, 2001 and 6,345,745
     shares at December 31, 2000                                                    14,567                         14,567
Surplus                                                                             11,878                         11,849
Accumulated other comprehensive income                                               5,364                          1,410
Retained earnings                                                                   78,230                         70,593
Less cost of shares in treasury, 972,625 and 937,511 common shares at
     September 30, 2001 and December 31, 2000, respectively                        (11,666)                       (10,813)
                                                                             -------------                   ------------

     Total shareholders' equity                                                     98,373                         87,606
                                                                             -------------                   ------------

     Total liabilities and shareholders' equity                              $   1,341,414                   $  1,249,272
                                                                             =============                   ============

            See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)

                                                                       Three Months                      Nine Months
                                                                    ended September 30,              ended September 30,
                                                                     2001           2000               2001          2000
                                                                 ------------------------           ----------------------
Interest income:
     Interest and fees on loans                                  $   16,567     $  15,633          $ $49,269     $  44,053
     Interest on securities:
         U.S. Treasury and Government agencies                        3,606         4,427             11,428        13,821
         Obligations of states and political subdivisions               693           753              2,115         2,243
         Other securities                                               385           214                967           610
     Interest on Federal funds sold and securities
         purchased under agreements to resell                           352           690              1,387         1,374
     Interest on deposits with banks                                      -             2                  4            11
                                                                  ---------     ---------          ---------     ---------

       Total interest income                                         21,603        21,719             65,170        62,112
                                                                  ---------     ---------          ---------     ---------

Interest expense:
     Interest on savings deposits and NOW accounts                      649         1,040              2,257         3,187
     Interest on money market accounts                                1,027         1,348              3,344         2,957
     Interest on time deposits                                        7,528         8,582             23,813        22,975
     Interest on Federal funds purchased, securities
         sold under agreements to repurchase and
         other short term debt                                          802         1,246              2,797         4,190
     Interest on Treasury, tax and loan demand notes                     95           223                484           909
     Interest on Federal Home Loan Bank borrowings                    1,321         1,102              3,886         3,126
     Interest on Trust Preferred Capital Securities                     161            40                481            40
                                                                    -------     ---------           --------     ---------

         Total interest expense                                      11,583        13,581             37,062        37,384
                                                                 ----------     ---------            -------     ---------

Net interest income                                                  10,020         8,138             28,108        24,728

Provision for loan losses                                               500           225              1,050           675
                                                                 ----------     ---------          ---------     ---------

Net interest income after provision for loan losses              $    9,520     $   7,913          $  27,058        24,053
                                                                 ----------     ---------          ---------     ---------

                                   (Unaudited)
                     (In Thousands Except Share Information)

                                                                        Three Months                     Nine Months
                                                                     ended September 30,              ended September 30,
                                                                    2001             2000           2001             2000
                                                                  ------------------------         -----------------------
Other income:
   Service charges on deposit accounts                            $ 1,645          $ 1,196        $ 4,483          $ 3,384
   Investment management and trust fees                               346              276          1,046              860
   Merchant card processing fees                                    1,061              673          2,735            1,861
   Fees on mortgages sold, net                                        203               49            413              123
   Income from revenue sharing agreement                              225              225            675              675
   Other operating income                                             295              254          1,008              719
   Investment securities net gains (losses)                             -              (20)           234               18
                                                                  -------          -------        -------          -------

Total other income                                                  3,775            2,653         10,594            7,640
                                                                  -------          -------        -------          -------

Other expenses:
   Salaries and employee benefits                                   4,687            3,982         13,681           12,451
   Occupancy expense                                                  498              437          1,518            1,308
   Equipment expense                                                  501              451          1,493            1,308
   Data processing                                                    382              290          1,104              877
   Professional fees                                                  165              128            551              405
   Postage, stationery and supplies                                   246              216            699              632
   Advertising and business development                               425              368          1,207            1,074
   Merchant interchange expense                                       793              507          2,133            1,414
   Other operating expenses                                           371              342          1,106            1,013
                                                                  -------          -------        -------          -------

Total other expenses                                                8,068            6,721         23,492           20,482
                                                                  -------          -------        -------          -------

Income before income taxes                                          5,227            3,845         14,160           11,211

Income tax expense                                                  1,637            1,126          4,373            3,268
                                                                  -------          -------        -------          -------

Net income                                                        $ 3,590          $ 2,719        $ 9,787          $ 7,943
                                                                  =======          =======        =======          =======

Basic earnings per share                                          $   .57          $   .42        $  1.54          $  1.23
                                                                  =======          =======        =======          =======
Diluted earnings per share                                        $   .56          $   .42        $  1.52          $  1.22
                                                                  =======          =======        =======          =======

            See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In Thousands)

                                                                              Nine months ended September 30,
                                                                                 2001                 2000
                                                                              ----------           ----------
Cash flows from operating activities:
     Net income                                                                $   9,787           $   7,943
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, accretion and amortization                                  1,965               1,865
         Provision for loan losses                                                 1,050                 675
         Investment securities gains, net of losses                                 (234)                (18)
         Proceeds from sale of Broadview property                                    300                   -
         Gain on sale of Broadview property                                         (172)                  -
         Revenue sharing agreement                                                  (351)               (354)
         FHLB stock dividend                                                        (321)               (204)
         Origination of real estate loans for sale                               (45,830)            (11,635)
         Gain on sale of mortgage loans originated for sale                         (625)               (185)
         Proceeds from sale of real estate loans originated for sale              45,836              10,529
         (Increase) decrease in other assets                                         528                (551)
         Decrease in other liabilities                                             2,242                 198
                                                                               ---------           ---------
Net cash provided by operating activities                                         14,175               8,263
                                                                               ---------           ---------
Cash flows from investing activities:
     Securities held-to-maturity:
         Purchases                                                                (1,800)            (32,769)
         Proceeds from maturities, call and paydowns                              10,392              24,135
     Securities available-for-sale:
         Purchases                                                               (77,166)            (24,570)
         Proceeds from maturities, calls and paydowns                             73,731              41,183
         Proceeds from sales                                                      29,407              20,133
     Increase in loans                                                           (82,524)            (89,440)
     Purchases of premises and equipment                                          (1,272)             (2,065)
                                                                               ---------           ---------
Net cash used in investing activities                                            (49,232)            (63,393)
                                                                               ---------           ---------
Cash flows from financing activities:
     Increase (decrease) in noninterest-bearing demand deposits                  (22,607)              8,951
     Increase in interest-bearing deposit accounts                                84,068              85,491
     Proceeds from Federal Home Loan Bank borrowings                               5,000              15,000
     Repayment of Federal Home Loan Bank borrowings                                    -              (5,000)
     Increase in short term debt                                                  10,635              18,493
     Purchase of treasury stock                                                   (1,035)             (3,448)
     Proceeds from Trust Preferred Capital Securities                                  -               6,000
     Exercise of stock options                                                       211                 529
     Cash dividends                                                               (2,150)             (2,122)
                                                                               ---------           ---------
Net cash provided by financing activities                                         74,122             123,894
                                                                               ---------           ---------
Net increase in cash and cash equivalents                                         39,065              68,764
Cash and cash equivalents at beginning of period                                  71,050              47,568
                                                                               ---------           ---------
Cash and cash equivalents at end of period                                     $ 110,115           $ 116,332
                                                                               =========           =========
Supplemental disclosures:
     Interest paid                                                             $  38,297           $  38,948
     Income taxes paid                                                             2,860               3,125
     Transfers of securities to available-for-sale from held-to-maturity       $  76,131           $       -
                                                                               =========           =========

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

     The summary of these commitments to extend credit follows (in thousands):

                                                                    September 30,             December 31,
                                                                        2001                      2000
                                                               ------------------------------------------------
         Commercial                                                   $113,910                    $ 99,086
         Commercial real estate, construction,
              land acquisition and development                          68,475                      59,156
         Home equity                                                   123,604                     114,272
         Check credit                                                      886                         848
                                                                      --------                    --------

                                                                      $306,875                    $273,362
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

     The following table sets forth the denominator used for basic and diluted earnings per share for the periods ended September 30, 2001 and 2000:

                                                                    Three Months                       Nine Months
                                                                 ended September 30,               ended September 30,
                                                                2001            2000               2001           2000
                                                            ----------------------------       ---------------------------
     Denominator for basic earnings
         per share - weighted average shares
         outstanding                                           6,328,201      6,410,626           6,336,828     6,456,446
     Effect of diluted securities:
         Stock options issued to
              employees and directors                            127,661         56,718             105,150        75,299
                                                               ---------      ---------           ---------     ---------

     Denominator for diluted
         earnings per share                                    6,455,862      6,467,344           6,441,978     6,531,745
                                                               =========      =========           =========     =========

4.   Loans

     The following table provides the book value of loans outstanding, by major classification, as of the dates indicated (in thousands):

                                                                September 30,               December 31,
                                                                    2001                       2000
                                                                ------------                ------------
     Commercial                                                   $ 130,737                    $ 136,314
     Real estate loans:
         Construction, land acquisition and
              development                                           102,998                       46,082
         Commercial mortgage                                        216,808                      181,380
         Residential mortgage                                       111,677                      127,794
         Home equity                                                109,897                      102,841
     Indirect loans                                                 225,032                      219,348
     Consumer loans                                                  10,923                       11,399
                                                                  ---------                    ---------
     Total loans                                                    908,072                      825,158
     Less unearned discount                                             (51)                        (138)
                                                                  ---------                    ---------
     Loans, net of unearned discount                              $ 908,021                    $ 825,020
                                                                  =========                    =========


-
                                        9

5.   Comprehensive Income

     The Company's comprehensive income consists of net income and unrealized gains or losses on securities available-for-sale, net of tax, and is presented as a separate component of Shareholders' Equity. Comprehensive income for the periods ended September 30, 2001 and 2000 is as follows (in thousands):



                                                                      Three Months                      Nine Months
                                                                    ended September 30,              ended September 30,
                                                                     2001         2000                  2001        2000
                                                                   ---------------------              --------------------


     Net income                                                    $ 3,590       $2,719               $ 9,787       $7,943

     Other comprehensive income, net of tax:
         Unrealized holding gains on
              securities during the period                           1,152        1,535                 4,108          297
         Reclassification adjustment
              of realized loss (gain) on investment
              sales included in net income                               -           13                  (154)         (12)
                                                                   -------       ------               -------       ------

      Total comprehensive income                                   $ 4,742       $4,267               $13,741       $8,228
                                                                   =======       ======               =======       ======


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

      The Company adopted Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125 (FAS 140) on April 1, 2001. This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of FAS 125's provisions without reconsideration. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 did not impact the financial position or results of operation of the Company.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. FAS 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of FAS 142. As the Company currently has no recorded goodwill, the adoption of FAS 141 and FAS 142 is not expected to materially impact the financial position or results of operation of the Company.

7.    Restatement and Reclassification:

      Certain amounts in the September 30, 2000 interim condensed consolidated financial statements have been reclassified to conform to their 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Third Quarter Results
-------------------

Net income for the third quarter of 2001 was $3,590,000 compared with $2,719,000 earned in the third quarter of 2000, an increase of $871,000 or 32%. Basic earnings per share for the third quarter of 2001 were $.57 as compared to $.42 for 2000, while diluted earnings per share were $.56 for 2001 compared with $.42 for 2000, an increase of 33%.

Key performance indicators for the 2001 third quarter show a return on average assets of 1.09% compared with .87% for the 2000 third quarter. For the third quarter of 2001, the return on average shareholders' equity was 14.91% compared with 13.25% for the same quarter of 2000.

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $1,846,000 or 22% from the third quarter of 2000. This increase is attributable to a 5% increase in average interest earning assets and a 44 basis point increase in the net interest margin to 3.31% from 2.87% for the same period last year. The increase in the net interest margin and net interest income was primarily the result of the following:

 .    Due to the lower interest rate environment, the yield on average earning assets decreased 42 basis points to 7.03% while the cost of deposits and other borrowed funds decreased 110 basis points to 4.55% for the third quarter of 2001. The Fed continued to reduce interest rates in the third quarter of 2001 by 75 basis points. Since the Company's liabilities repriced more quickly than its assets, the margin improved.

 .    Total average earning assets increased $58.7 million or 5%, as compared to
     2000. Average loans for the third quarter of 2001 grew $96.4 million or 12%, in comparison to the third quarter of 2000. The increase is primarily attributable to growth in commercial real estate mortgage and construction loans ($91.3 million), home equity loans ($11.9 million) and commercial loans ($11.1 million) offset by decreases in residential and indirect loans. See the Average Loans by Type and Yield table on page 14 for further details.

 .    The Company's average securities portfolio decreased by $36.8 million primarily due to the sale of $29.4 million of certain U.S. Government Agency Securities during the first quarter of 2001. The proceeds received on sales as well as from maturities, calls and paydowns during 2001 were reinvested in the securities portfolio and used to fund loan growth.

 .    Average interest-bearing liabilities increased $53.3 million or 6% as compared to the third quarter of 2000. Average interest-bearing deposits increased $45.2 million due to retail deposit promotions and the opening of the Chicago office in 2000. Average FHLB borrowings increased $13 million and average short term debt decreased $9.5 million due to term repurchase agreements. In addition, the Company has $6 million outstanding in Trust Preferred Capital Securities issued in a $300 million Pooled Trust Preferred Offering in September 2000.

    Average balances and effective interest yields and rates on a tax equivalent basis for the quarters ended September 30, 2001 and 2000 were as follows (dollars in thousands):

                                                                 2001                                             2000
                                             -----------------------------------------         ------------------------------------
                                                                Interest                                        Interest
                                                 Average         Income/        Yield/          Average          Income/     Yield/
                                                 Balance         Expense         Rate           Balance          Expense      Rate
                                                 -------         -------         ----           -------          -------      ----
Federal funds sold and
   interest-bearing deposits                 $     41,465      $      352       3.37%        $     42,328       $    692       6.50%
Securities /1/                                    303,843           4,954       6.47              340,663          5,689       6.64
Loans /1/                                         890,493          16,600       7.40              794,088         15,677       7.85
                                             ------------      ----------     ------         ------------       --------      -----
Total earning assets/interest income         $  1,235,801      $   21,906       7.03%        $  1,177,079       $ 22,058       7.45%

Cash and due from banks                            44,880                                          42,501
Other assets                                       36,912                                          35,223
Allowance for loan losses                          (6,313)                                         (5,389)
                                             ------------                                    ------------
Total average assets                         $  1,311,280                                    $  1,249,414
                                             ============                                    ============

Interest-bearing deposits                    $    831,278      $    9,204       4.39%        $    786,068       $ 10,970       5.55%
Short-term debt                                    85,708             897       4.16               95,160          1,469       6.15
FHLB borrowings                                    86,000           1,321       6.09               72,997          1,102       6.00
Trust Preferred Capital Securities                  6,000             161      10.62                1,510             40      10.60
                                             ------------      ----------     ------         ------------       --------      -----
Total interest-bearing liabilities/
   interest expense                          $  1,008,986      $   11,583       4.55%        $    955,735       $ 13,581       5.65%

Demand deposits                                   191,796                                         201,112
Other liabilities                                  14,940                                          10,953
                                             ------------                                    ------------
Total liabilities                            $  1,215,722                                    $  1,167,800
Shareholders' equity                               95,558                                          81,614
                                             ------------                                    ------------
Total liabilities and shareholders' equity   $  1,311,280                                    $  1,249,414
                                             ============                                    ============

Net interest income /1/spread                                  $   10,323       2.48%                           $  8,477       1.80%
                                                               ==========       ====                            ========      =====

Net interest margin /1/                                                         3.31%                                          2.87%
                                                                                ====                                          =====


____________
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Average loans by type and yield for the quarter ended September 30, (Dollars in thousands)

                                                              2001                         2000
                                                 -------------------------------------------------------
                                                    Amount           Yield       Amount           Yield
                                                 -------------------------------------------------------
Commercial/1/                                       $135,558          7.12%      $124,505         8.62%
Real estate loans:
     Commercial mortgage and
         construction, land acquisition
         and development                             298,578          7.67        207,277         8.49
     Residential mortgage                            115,751          7.06        128,571         7.12
     Home equity loans                               106,962          6.62         95,085         8.21
Indirect loans                                       222,344          7.70        227,346         7.05
Consumer loans                                        11,300          8.34         11,304         9.29
                                                     -------         -----       --------         ----
Total Loans/1/                                      $890,493          7.40%      $794,088         7.85%
                                                     =======         =====       ========         ====


The Company recorded a provision for loan losses of $500,000 for the third quarter of 2001 compared to $225,000 for the third quarter of 2000. This increase was due to the recent national economic downturn and overall weakening economy and the continued growth of the loan portfolio (primarily commercial and commercial real estate mortgages and construction). However, despite average growth in the loan portfolio of 12%, the Company continues to experience low levels of nonperforming loans and net charge-offs. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Total other income increased $1,122,000 or 42%. Service charges on deposit accounts increased $449,000 primarily due to an increase in service fees earned in the Company's cash management business.

Investment management and trust fees increased $70,000 due to new customers and an increase in discretionary assets under management which reached $347 million at September 30, 2001, up from $259 million at September 30, 2000.

Merchant card processing fees increased $388,000 primarily due to new merchant accounts and higher sales volume. The number of merchant outlets at September 30, 2001 increased to 361 as compared to 281 at September 30, 2000. Merchant interchange expense (in other operating expenses) rose $286,000 as compared to the third quarter of 2000.

Fees on mortgages sold, servicing released, increased $154,000 as compared to the third quarter of 2000. As a result of the lower interest rates, the residential loan refinance market has improved in 2001. During the third quarter of 2001 the Company originated $17.6 million of loans for sale into the secondary market as compared to $5.8 million in 2000. Fee income is shown net of commissions paid to the mortgage originators.

Total other expenses increased $1,347,000 or 20%. Annualized operating expenses as a percentage of average assets increased to 2.4% for 2001 compared with 2.1% for 2000.

_____________________
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Annualized net overhead expenses as a percentage of average assets remained constant at 1.4% for 2001 and 2000. The efficiency ratio (other expenses divided by net interest income and other income) improved to 58.5% in 2001 as compared to 62.3% in 2000. The increase in operating expenses was primarily due to new positions and salary increases, higher merchant card interchange expense and new costs associated with the Chicago branch that opened in November 2000.

Earnings Highlights - Nine Month Results
-------------------

Net income for the nine months ended September 30, 2001 was $9,787,000, compared with $7,943,000 earned in 2000, an increase of $1,844,000 or 23%. Basic earnings per share for the first nine months of 2001 were $1.54 as compared to $1.23 earned in 2000, while diluted earnings per share were $1.52 in 2001 as compared to $1.22 in 2000, an increase of 25%.

Key performance indicators for the nine month period show a return on average assets of 1.02% compared with 87% for the comparable period in 2000. The return on average shareholders' equity for the first nine months of 2001 was 14.12% compared with 13.20% for 2000.

Net interest income for the first nine months of 2001, on a tax equivalent basis, increased $3,305,000 or 13%. This increase is due to a 5% increase in average earning assets and a 22 basis point increase in the net interest margin to 3.21% in 2001 from 2.99% in 2000. The increase in the net interest margin and net interest income was primarily the result of the following:

 .    The net interest margin for the first nine months of 2001 increased due to the yield on average earning assets decreasing 4 basis points to 7.30% while the cost of deposits and other borrowed funds decreased 33 basis points to 5.03%. The Fed reduced interest rates eight times for a total of 350 basis points during the first nine months of 2001. In contrast, we experienced a rising rate environment during 2000. The Company's assets repriced more slowly than the liabilities and therefore our margin improved.

 .    Total average earning assets increased $61.5 million or 5% as compared to
     2000. Average loans for the first nine months of 2001 grew $93 million or 12%, in comparison to the first nine months of 2000. The increase is primarily attributable to growth in commercial real estate mortgage and construction loans ($62.8 million), commercial loans ($23.7 million) and home equity loans ($12.7 million) offset by decreases in residential mortgage and indirect loans. See the Average Loans by Type and Yield table on page 17 for more details.

 .    The Company's average security portfolio decreased $43.1 million primarily due to the sale of $29.4 million of certain U.S. Government Agency Securities. The proceeds received on the sales as well as from maturities, calls and paydowns during 2001 were reinvested in the securities portfolio and used to fund loan growth.

 .    Average interest-bearing liabilities increased $52.7 million or 6% as compared to the first nine months of 2000. Average interest-bearing deposits increased $58.2 million due to retail deposit promotions and the opening of the Chicago office in 2000. Average FHLB borrowings increased $15.2 million due to matched funding of specific loans and average short term debt decreased $26.1 million due to special treasury, tax and loan short term funding and term repurchase agreements. In addition, the Company has $6 million outstanding in Trust Preferred Capital Securities in 2001.

Average balances and effective interest yields and rates on a tax equivalent basis for the first nine months of 2001 and 2000 were as follows (dollars in thousands):

                                                           2001                                                 2000
                                       ---------------------------------------               -------------------------------------
                                                          Interest                                            Interest
                                            Average        Income/      Yield/                 Average         Income/      Yield/
                                            Balance        Expense       Rate                  Balance         Expense       Rate
                                            -------        -------       ----                  -------         -------       ----
Federal funds sold and
     interest-bearing deposits          $    41,484       $ 1,391        4.48%              $    29,840       $ 1,385        6.20%
Securities/1/                               310,910        15,335        6.59                   354,041        17,553        6.62
Loans/1/                                    857,872        49,379        7.70                   764,844        44,184        7.72
                                         ----------        ------        ----                ----------       -------        ----
Total earning assets/interest income    $ 1,210,266       $66,105        7.30%              $ 1,148,725       $63,122        7.34%

Cash and due from banks                      42,064                                              42,547
Other assets                                 36,943                                              34,842
Allowance for loan losses                    (6,031)                                             (5,175)
                                        -----------                                         -----------
Total average assets                    $ 1,283,242                                         $ 1,220,939
                                        ===========                                         ===========

Interest-bearing deposits               $   803,352       $29,414        4.90%              $   745,180       $29,119        5.22%
Short-term debt                              89,801         3,281        4.89                   115,927         5,099        5.88
FHLB borrowings                              85,322         3,886        6.09                    70,136         3,126        5.96
Trust Preferred Capital Securities            6,000           481       10.73                       506            40       10.60
                                        -----------       -------       -----               -----------       -------       -----
Total interest-bearing liabilities/
     interest expense                   $   984,475       $37,062        5.03%              $   931,749       $37,384        5.36%

Demand deposits                             191,847                                             198,592
Other liabilities                            14,233                                              10,245
                                        -----------                                         -----------
Total liabilities                       $ 1,190,555                                         $ 1,140,586
Shareholders' equity                         92,687                                              80,353
                                        -----------                                         -----------
Total liabilities and shareholders'
     equity                             $ 1,283,242                                         $ 1,220,939
                                        ===========                                         ===========

Net interest income /1/spread                             $29,043        2.27%                                $25,738        1.98%
                                                          =======        ====                                 =======        ====

Net interest margin /1/                                                  3.21%                                               2.99%
                                                                         ====                                                ====


___________________________
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

Average loans by type and yield for the nine months ended September 30, (Dollars in thousands)

                                                            2001                        2000
                                                  --------------------------------------------------
                                                   Amount          Yield        Amount        Yield
                                                  --------------------------------------------------
Commercial                                        $140,449         7.71%       $116,772       8.45%
Real estate loans:
     Commercial mortgage and
         construction, land acquisition
         and development                           259,780         8.12         196,965       8.31
     Residential mortgage                          121,883         7.20         125,926       7.09
     Home equity loans                             104,463         7.31          91,808       8.06
Indirect automobile loans                          219,843         7.60         221,891       6.96
Consumer loans                                      11,454         8.63          11,482       8.77
                                                  --------         ----        --------       ----
Total Loans                                       $857,872         7.70%       $764,844       7.72%
                                                  ========         ====        ========       ====

The Company recorded a provision for loan losses of $1,050,000 for the first nine months of 2001 compared to $675,000 for the first nine months of 2000. This increase was due to the recent national economic downturn and the continued growth of the loan portfolio (primarily commercial and commercial mortgages and construction). However, despite average growth in the loan portfolio of 12%, the Company has continued to experience low levels of nonperforming loans and net charge-offs. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Total other income increased $2,954,000 or 39%. Excluding investment security gains, other income increased 36%. Service charges on deposit accounts increased $1,099,000 primarily due to an increase in service fees earned in the Company's cash management business.

Investment management and trust fees increased $186,000 due to new customers and an increase in discretionary assets under management which reached $347 million at September 30, 2001, up from $259 million at September 30, 2000.

Merchant card processing fees increased $874,000 primarily due to new merchant accounts and higher sales volume. Merchant interchange expense (in other operating expenses) rose $719,000 as compared to the same period of 2000.

Fees on mortgages sold, servicing released, increased $290,000 as compared to the first nine months of 2000. As a result of the lower interest rates, the residential mortgage loan refinance market has improved in 2001. Originations of mortgage loans for sale were $45.8 million in 2001 as compared to $11.6 million in 2000. Fee income is shown net of commissions paid to the mortgage originators.

Other operating income increased $289,000 primarily due to the non-recurring gain in the first quarter of $172,000 on the sale of property in Broadview, Illinois, previously used as a drive-thru facility.

The Company recorded net security gains of $234,000 in 2001, compared to $18,000 in 2000. These gains in 2001 were from the sale of $29 million of U.S. government and agency securities and $500,000 of trust preferred convertible capital securities.

Total other expenses increased $3,010,000 or 15%. Annualized operating expenses as a percentage of average assets increased slightly to 2.4% for 2001 compared with 2.2% for 2000. Annualized net overhead expenses as a percentage of average assets improved to 1.4% for 2001 compared to 1.5% for 2000. The efficiency ratio (other expenses divided by net interest income and other income) improved to 60.7% in 2001 as compared to 63.3% in 2000. The increase in operating expenses was primarily due to new positions and salary increases, higher merchant card interchange expense and new costs associated with the Chicago branch that opened in November 2000.

Asset Quality
-------------

Asset quality remains strong, with nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing and other real estate owned) totaling $1,557,000 at September 30, 2001. Included in this total is a nonaccrual commercial real estate construction loan for $1,259,000 which is secured by land and a partially completed hotel in Burr Ridge, Illinois. Net charge-offs through September 30, 2001 totaled $142,000 compared to $14,000 in 2000.

The following table summarizes the Company's nonperforming assets (in thousands):

                                                   September 30,   December 31,
                                                       2001            2000
                                                  ------------------------------
Nonaccrual                                            $1,274           $121
Loans which are past due 90 days or more and
     still accruing                                      283            318
                                                      ------            ---
     Total nonperforming loans                         1,557            439
Other real estate owned                                    -              -
                                                      ------           ----
     Total nonperforming assets                       $1,557           $439
                                                      ======           ====

Nonperforming loans to loans outstanding                 .17%           .05%
Nonperforming assets to loans outstanding
     and other real estate owned                         .17%           .05%
Allowance for loan losses to nonperforming loans        4.23x         12.94x
Allowance for loan losses to loans outstanding           .73%           .69%
Net charge offs to average loans outstanding
     (annualized)                                        .02%           .01%

Capital
-------

Shareholders' equity totals $98.4 million at September 30, 2001. The Company and its subsidiary bank's Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and the Bank's capital also exceeds the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and its subsidiary bank as of September 30, 2001 and the ratios for "well capitalized" banks.

                                       Company     Oak Brook     FDIC "Well
                                    Consolidated     Bank     Capitalized" Bank
                                   ---------------------------------------------

Tier 1 Risk-based Capital Ratio        9.35%         9.56%           *6%

Total Capital Ratio                    9.98%        10.18%          *10%

Tier 1 Capital Leverage Ratio          7.55%         7.72%           *5%

* denotes more than or equal to

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

During the third quarter, the Company repurchased 10,560 shares of its common stock at an average price of $22.56. During the first nine months of 2001 a total of 50,794 shares were repurchased at an average price of $20.38 per share. As of September 30, 2001, approximately 104,000 shares are permitted to be purchased under this plan.

The market price of the common stock at September 30, 2001 was $20.55 with a tangible book value of $15.33 per share. The ratio of the Company's stock price to tangible book value was 1.34x. The ratio of the Company's stock price to the Company's last 12 months earnings was 10.27x.

During the third quarter of 2001, the Company paid a dividend of $.11 per share to shareholders of record as of July 9, 2001. The dividend payout ratio on third quarter earnings was 21.14% for 2001 compared to 26.23% for 2000. The dividend payout ratio for the first nine months of 2001 was 21.98% as compared to 26.71% in 2000.

On July 17, 2001 the Board of Directors increased the quarterly cash dividend to $.12 per share payable October 19, 2001 to shareholders of record on October 9, 2001. This is the tenth consecutive year the Company increased the quarterly cash dividend.

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

Oak Brook Bank:

     . Federal funds lines aggregating $123 million with seven correspondent banks, subject to continued good financial standing. As of September 30, 2001, all $123 million was available for use under these lines.

     . Reverse repurchase agreements with three brokerage firms are available based on the pledge of specific collateral and continued good financial standing of the Bank. As of September 30, 2001, approximately $43 million was available to the Bank under these agreements.

     . Advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of September 30, 2001, no additional advances are available to the Bank under the FHLB agreements.

     . The Bank has a borrowing line of approximately $226 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral.

Parent Company:

     . The Company has a revolving credit arrangement for $15 million. The line had a balance of $1,225,000 at September 30, 2001. The line matures on April 1, 2002 and is anticipated to be renewed annually.

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

The Bank recently began construction of a new branch in the southwestern suburb of Bolingbrook, Illinois which is expected to open during the second quarter of 2002.

Qualitative and Quantitative Disclosures about Market Risk
----------------------------------------------------------

As described in the 2000 Annual Report to shareholders, the Company manages its interest rate risk through measurement techniques which include a simulation model and gap analysis. As part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2001 has changed materially from that at December 31, 2000. However, since September 30, 2001, the Fed has reduced rates an additional 100 basis points. These actions may put pressure on the net interest margin as the cost of our interest bearing liabilities cannot be reduced to the full extent of the Fed's most recent interest rate cuts.


Forward Looking Statements
--------------------------

Except for historical matters, this quarterly report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ from these estimates. These factors include, but are not limited to, changes in: general economic conditions, interest rates, legislative or regulatory changes, quality or composition of loan and investment portfolios, loan demand, depositor preferences, the ability to attract and retain experienced senior management and construction buildout or other delays relating to branch expansion. Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (A)    Exhibits

          Exhibit (11)  See Note 3 to the September 30, 2001 condensed unaudited consolidated financial statements.

   (B)   Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FIRST OAK BROOK BANCSHARES, INC.
                                              --------------------------------
                                                      (Registrant)



Date November 14, 2001                          /S/ RICHARD M. RIESER, JR.
     ----------------------------           ----------------------------------
                                                      Richard M. Rieser, Jr.
                                                      President, Assistant
                                                      Secretary, and Director



Date November 14, 2001                          /S/ ROSEMARIE BOUMAN
     ----------------------------             ----------------------------------
                                                      Rosemarie Bouman,
                                                      Vice President, Chief
                                                      Financial Officer and
                                                      Chief Accounting Officer