Form 10-K
period 2001-12-31
FIRST OAK BROOK BANCSHARES INC
filed 2002-03-22
CIK 717837

================================================================================

                           UNITED STATES SECURITIES
                                      AND
                              EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

                        Commission file number 0-14468

                               -----------------

                       FIRST OAK BROOK BANCSHARES, INC.

                      DELAWARE                 36-3220778
                   (State or other          (I.R.S. Employer
                   jurisdiction of
                  incorporation or         Identification No.)
                    organization)

 1400 Sixteenth Street, Oak Brook, IL 60523 - Telephone Number (630) 571-1050

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $2.00 par value
                        Preferred Share Purchase Rights

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ===

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                      ---

   As of March 14, 2002, 6,321,452 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately: $123,913,505 based upon the last sales price of the registrant's Common Stock at $29.10 per share as reported by the National Association of Securities Dealers Automated Quotation System.

   Documents incorporated by reference: Portions of the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed on or about April 1, 2002 are incorporated by reference.

================================================================================

                          Form 10-K Table of Contents

   Certain information required to be included in Form 10-K is included in the Proxy Statement used in connection with the 2002 Annual Meeting of Shareholders to be held on May 7, 2002.

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I
Item 1   Business and Statistical Disclosure by Bank Holding Companies.......................    3
Item 2   Properties..........................................................................    9
Item 3   Legal Proceedings...................................................................   10
Item 4   Submission of Matters to a Vote of Security Holders.................................   10

PART II
Item 5   Market for Registrant's Common Equity and Related Stockholder Matters...............   11
Item 6   Selected Financial Data.............................................................   12
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operation   14
Item 7A  Quantitative and Qualitative Disclosures about Market Risks.........................   38
Item 8   Financial Statements and Supplementary Data.........................................   39
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   62

PART III
Item 10  Directors and Executive Officers of the Registrant..................................   62
Item 11  Executive Compensation..............................................................   62
Item 12  Security Ownership of Certain Beneficial Owners and Management......................   62
Item 13  Certain Relationships and Related Transactions......................................   62

PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................   63

Signatures...................................................................................   65

                                    PART I

ITEM 1.  Business and Statistical Disclosure by Bank Holding Companies

General

   First Oak Brook Bancshares, Inc. (the Company) was organized under Delaware law in 1983 as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding capital stock of Oak Brook Bank (the Bank), Oak Brook, Illinois, which is an Illinois state-chartered bank. The Company is headquartered and its largest banking office is located in Oak Brook, Illinois, twenty miles west of downtown Chicago. The Company employs 291 full-time and 39 part-time employees which represent 315 full-time equivalent employees at December 31, 2001.

   The Company has authorized 16,000,000 shares of Common Stock with a par value of $2.00. As of December 31, 2001, the Company had total assets of $1.4 billion, loans of $917 million, deposits of $1.1 billion, and shareholders' equity of $99.6 million.

   The business of the Company consists primarily of the ownership, supervision and control of the Bank. The Company provides the Bank with advice, counsel and specialized services in various fields of banking policy, strategic planning and acquisitions of other banks and closely related businesses. The Company also includes a wholly owned subsidiary, FOBB Statutory Trust I, created in 2000 for the purpose of raising $6 million in capital through participation in a pooled trust preferred offering.

   The Bank is engaged in the general commercial and retail banking business. The services offered include demand, savings, and time deposits; corporate treasury management services; and commercial and consumer lending products. In addition, related products and services are offered including merchant credit card processing, safe deposit box operations, foreign currency sales and other banking services. The Bank has a full service investment management and trust department.

   The Bank offers its services through multiple delivery channels. The Bank has fourteen brick and mortar offices; nine in DuPage County, four in Cook County, and one in Will County, Illinois. Twelve of its offices are in the western suburbs of Chicago, one is in an affluent northern suburb of Chicago and one is in the River North neighborhood of Chicago, just north of the Loop and just west of Michigan Avenue. The Bank offers a call center at 800-536-3000 and an Internet Branch at www.obb.com. The Bank has deployed 19 owned ATM's, 15 at bank offices and 4 off premises, which its customers can use for free; and it allows its customers access to networked ATM's (STAR & CIRRUS) for a fee.

   The Bank originates the following types of loans: commercial, real estate (land acquisition, development and construction, commercial mortgages, residential mortgages and home equity lines), indirect vehicle and consumer loans. The extension of credit inherently involves certain levels and types of risk (general economic conditions, industry and concentration risk, interest rate risk, liquidity risk and credit and default risk) which the Company manages through the establishment of lending, credit and asset/liability management policies and procedures.

   Lending particularly involves credit risk. Credit risk is controlled and monitored through active asset quality management and administration, the use of lending standards and thorough review of potential borrowers. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses.

   Loans originated comply with governmental rules, regulations and laws. While the Bank's loan policies vary for different loan products, the policies generally cover such items as: percentages to be advanced and the type of lien needed against collateral, insurance requirements, payment and maturity terms, down payment requirements, debt-to-income ratio, credit history and other matters of credit concern. The Bank's loan policies grant limited loan approval authority to designated loan officers. Where a credit request exceeds the loan officer's approval authority, approval by a senior lending officer and/or bank loan committee is required.

   In June 2000, the Bank formed Oak Real Estate Development Corporation as a wholly owned subsidiary of the Bank. This subsidiary was organized to acquire, develop and to rehabilitate for sale or rent single and/or multi-family residential real estate and commercial properties that are part of or ancillary to residential real estate within the State of Illinois. Oak Real Estate Development Corporation has a board of directors and officers consisting of individuals who are currently directors and officers of the Company or the Bank.

Competition

   At June 30, 2001, the Company had an approximate 3.3% market share of the total deposits in 78 DuPage County financial institutions (individually chartered savings institutions and commercial banks) and an approximate .1% market share of total deposits in 218 Cook County financial institutions. The Company's offices are part of the Chicago banking market, as defined by the Federal Reserve Bank of Chicago, consisting of Cook, DuPage and Lake Counties, which at June 30, 2001, had $174 billion in deposits. In March 2002 the Company entered a new market in Will County, Illinois which is southwest of Chicago. As of June 30, 2001, there were 45 financial institutions with deposits of $5.2 billion in Will County.

   The Bank is located in a highly competitive market facing competition for banking and related financial services from many financial intermediaries, including banks, savings and loan associations, finance companies, credit unions, mortgage companies, retailers, stockbrokers, insurance companies, mutual funds and investment companies. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits, the price of products and services, the variety of financial services offered, convenience of service delivery in terms of extended banking hours, access to bank services through branches, ATMs and the internet and the qualifications, experience and skills of staff. The Bank ranks at June 30, 2001 as the 26/th largest out of 327 financial institutions serving the Chicago market. As such, the Bank competes with many banks and other financial institutions with far greater resources. /

Regulation and Supervision

  General

   Banking is a highly regulated industry. The following is a summary of several applicable statutes and regulations. However, these summaries are not complete, and you should refer to the statutes and regulations for more information. Also, these statutes and regulations may change in the future, and it cannot be predicted what effect such changes, if made, will have on the Company. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.

Bank Holding Company Regulation

   The Company is registered as a "bank holding company" with the Board of Governors of the Federal Reserve System (the "Federal Reserve") pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act of 1956 and the regulations issued thereunder are collectively referred to as the "BHC Act"), and we are subject to regulation, supervision and examination by the Federal Reserve, Federal securities laws and Delaware law.

   Minimum Capital Requirements. The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis, and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve's risk-based guidelines applicable to the Company, capital is classified into two categories.

      Tier 1, or "core," capital consists of the sum of: common stockholders' equity; qualifying noncumulative perpetual preferred stock; qualifying cumulative perpetual preferred stock (subject to some limitations); and minority interest in the common equity accounts of consolidated subsidiaries, less goodwill and specified intangible assets.

      Tier 2, or "supplementary," capital consists of the sum of: the allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt, including related surplus; and intermediate-term preferred stock, including related securities.

   Under the Federal Reserve's capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Federal Reserve has established a minimum ratio of Tier 1 capital to total assets of 3% for strong bank holding companies (those rated a composite "1" under the Federal Reserve's rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio (after deducting all intangibles) in evaluating proposals for expansion or new activities.

   In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also state that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels.

   As of December 31, 2001, the Company's and the Bank's capital exceeded the Federal Reserve's and FDIC's "well capitalized" guidelines. See Item 8 under
Note 10 of the Consolidated Financial Statements.

   Acquisitions. The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, or acting as an investment or financial advisor. Under the BHC Act and Federal Reserve regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products, we may not condition a client's purchase of one of our services on the purchase of another service. The passage of the Gramm-Leach-Bliley Act, however, allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions to entering into certain business transactions that bank holding companies currently face. See the discussion of the Gramm-Leach-Bliley Act below.

   Interstate Banking and Branching Legislation. Under the Interstate Banking and Efficiency Act, adequately capitalized and adequately managed bank holding companies are allowed to acquire banks across state lines subject to various limitations. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

   Ownership Limitations. Under the Illinois Banking Act, any person who acquires more than 10% of the Company's common stock may be required to obtain the prior approval of the commissioner of the Illinois Office of Banks and Real Estate (the "Commissioner"). Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring control of 10% or more of our outstanding common stock.

   Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by banks and bank holding companies.

   Under a longstanding policy of the Federal Reserve, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support it. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide financial support when the Company otherwise would not consider ourselves able to do so.

   In addition to the restrictions on dividends imposed by the Federal Reserve, Delaware law also places limitations on the Company's ability to pay dividends. For example, we may not pay dividends to stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company's cash flow is the dividends from the Bank, the Company's ability to pay dividends will depend on the amount of dividends paid by the Bank. We cannot be sure that the Bank will pay such dividends.

Bank Regulation

   The Bank is subject to supervision and examination by the commissioner of the Illinois Office of Banks and Real Estate (the "Commissioner") and as a non-member, FDIC-insured bank, to supervision and examination by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Chicago and may be subject to examination by the FHLB of Chicago. The Federal Deposit Insurance Act ("FDIA") requires prior FDIC approval for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the power to the FDIC to issue cease and desist orders. A cease and desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activity or could require a bank to take certain affirmative action. The FDIC also supervises compliance with the federal law and regulations which place restrictions on loans by FDIC-insured banks to an executive officer, director or principal shareholder of the bank, the bank holding company which owns the bank, and any subsidiary of such bank holding company. The FDIC also examines the Bank for its compliance with statutes which restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon: extensions of credit between the bank holding company and any non-banking affiliates; the purchase of assets from affiliates; the issuance of guarantees, acceptances or letters of credit on behalf of affiliates; and, investments in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit. Also, the Bank is subject to restrictions with respect to engaging in the issuance, underwriting, public sale or distribution of certain types of securities and to restrictions upon: the nature and amount of loans which it may make to a single borrower (and, in some instances, a group of affiliated borrowers), the nature and amount of securities in which it may invest, the amount of investment in the Bank premises, and the manner in and extent to which it may borrow money.

   Furthermore, all banks are affected by the credit policies of other monetary authorities, including the Federal Reserve, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The Federal Reserve's monetary policies have had a significant effect on the operating results of commercial banks in the past and we expect this trend to continue in the future.

   Dividends. The Illinois Banking Act provides that an Illinois bank may not pay dividends of an amount greater than its current net profits after deducting losses and bad debts while such bank continues to operate a banking business. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection.

   In addition to the foregoing, the ability of the Company and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), as described below.

   Federal Reserve System. The Bank is subject to Federal Reserve regulations requiring depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $41.3 million of transaction accounts plus 10% on the remainder. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

   Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the FDIC adopted regulations that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying the safety and soundness guidelines to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the FDIC may seek to enforce its order in judicial proceedings and to impose civil money penalties. The FDIC and the other federal bank regulatory agencies have also proposed guidelines for asset quality and earning standards.

   Prompt Corrective Action. FDICIA required the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. Also, under FDICIA, insured depository institutions with assets of $500 million or more at the beginning of a fiscal year, must submit an annual report for that year, including financial statements and a management report, to each of the FDIC, any appropriate federal banking agency, and any appropriate bank supervisor. The Bank had assets of $500 million or more at the beginning of fiscal year 2001, and must therefore provide an annual report as required by FDICIA.

   Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund ("BIF"). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and "C" (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Effective, January 1, 2002 the FDIC Assessment Rate Schedule for BIF member banks ranged from zero for "well capitalized" institutions to $.27 per $100 of deposits for "undercapitalized" institutions. During 2001, the Bank was classified as well capitalized and was assessed the BIF semi-annual rate of zero. The FDIC has notified banks that an increase to the semi-annual assessment of up to 5 basis points is possible in the second half of 2002.

   Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such termination can only occur, if contested, following judicial review through the federal courts. Management is not aware of any practice, condition or violation that might lead to termination of deposit insurance.

   Community Reinvestment. Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and business; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings.

   The Bank was assigned a "satisfactory" rating as a result of its last CRA examination in May 1999. The Bank's next scheduled CRA examination is in March 2002.

   Compliance with Consumer Protection Laws. The Bank is subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Disclosure Act. Among other things, these acts: require banks to meet the credit needs of their communities; require banks to disclose credit terms in meaningful and consistent ways; prohibit discrimination against an applicant in any consumer or business credit transaction; prohibit discrimination in housing-related lending activities; require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects; require lenders to provide borrowers with information regarding the nature and cost of real estate settlement; prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

   Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease and desist order, receivership, conservatorship or the termination of deposit insurance.

   The Company is also subject to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). The FIRREA broadened the regulatory powers of federal bank regulatory agencies. The original, primary purpose of FIRREA was to address the financial crisis in the thrift industry through the imposition of strict reforms on that industry. FIRREA also granted bank holding companies the right to acquire savings institutions.

   One of the provisions of FIRREA contains a "cross-guarantee" provision which can impose liability on the Company for losses incurred by the FDIC in connection with assistance provided to or the failure of the Company's insured depository institution.

   Impact of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the "GLB Act"), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Also, a bank holding company which meets certain criteria may certify that it satisfies such criteria and become a financial holding company, and thereby engage in a broader range of activity than permitted a bank holding company.

   The GLB Act also imposes requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. The privacy provisions became effective on July 1, 2001.

   To the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serve.

ITEM 2.  Properties

   The Company's offices are located in Oak Brook, Illinois in the headquarters of its subsidiary bank. The Company leases space from Oak Brook Bank. The Bank and its branches conduct business in both owned and leased premises. The Bank operates from eight owned and six leased properties. The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. For information concerning lease obligations, see Item 8 under Note 5 of the consolidated financial statements.

ITEM 3.  Legal Proceedings

   The Company and the Bank were not subject to any material pending or threatened legal actions as of December 31, 2001. No such actions have arisen subsequent to year-end.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

   There were no matters submitted to a vote of shareholders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  Market For Registrant's Common Equity And Related Stockholder Matters

   The Company's Common Stock trades on the Nasdaq Stock Market(R) under the symbol FOBB. As of February 19, 2002, there were 294 holders of record and approximately 1,300 beneficial shareholders. See Item 8 under Notes 9, 11 and 13 to the consolidated financial statements for additional shareholder information.

Stock Data

                                            Per Share
   -                  -----------------------------------------------------
                      Diluted                                         Quarter
                        Net    Dividends Book      Low       High       End
   Quarter Ended      Earnings   Paid    Value  Price/(1)/ Price/(1)/  Price
   -------------      -------- --------- ------ ---------  ---------  -------
   December 31, 2001.   $.60     $.12    $15.43  $20.98     $24.15    $24.15
   September 30, 2001    .56      .11     15.33   20.55      25.50     20.55
   June 30, 2001.....    .50      .11     14.68   18.95      22.25     22.25
   March 31, 2001....    .46      .11     14.30   17.44      21.38     19.44
   December 31, 2000.    .48      .11     13.63   14.69      18.00     17.63
   September 30, 2000    .42      .11     12.93   13.50      15.56     15.56
   June 30, 2000.....    .41      .11     12.44   13.63      17.00     13.63
   March 31, 2000....    .39      .10     12.14   14.94      18.38     15.63

--------
/(1) / The prices shown represent the high and low closing sales prices for the quarter.

ITEM 6.  Selected Financial Data

   The consolidated financial information which reflects a summary of the operating results and financial condition of First Oak Brook Bancshares, Inc. for the five years ended December 31, 2001 is presented in the following table. This summary should be read in conjunction with consolidated financial statements and accompanying notes included in Item 8 of this report. A more detailed discussion and analysis of financial condition and operating results is presented in Item 7 of this report.

Earnings Summary and Selected Consolidated Financial Data

                                                         At and for the years ended December 31,
                                             ----------------------------------------------------------
                                                2001        2000        1999        1998        1997
                                             ----------  ----------  ----------  ----------  ----------
                                                      (Dollars in thousands except per share data)
Statement of Income Data
Net interest income......................... $   38,916  $   33,205  $   32,337  $   28,410  $   27,432
Provision for loan losses...................      1,550         900         840         630       1,550
Net interest income after provision for loan
  losses....................................     37,366      32,305      31,497      27,780      25,882
Other income................................     14,442      10,482       8,966       7,991      15,541/(1)/
Other expenses..............................     31,928      27,117      25,640      22,423      20,708
Income before income taxes..................     19,880      15,670      14,823      13,348      20,715
Income tax expense..........................      6,232       4,621       4,277       3,907       6,962
Net income.................................. $   13,648  $   11,049  $   10,546  $    9,441  $   13,753/(1)/
Common Stock Data/(2)/
Basic earnings per share.................... $     2.16  $     1.72  $     1.60  $     1.42  $     2.09
Diluted earnings per share..................       2.12        1.70        1.57        1.39        2.03
Cash dividends paid per share/(3)/..........        .45         .43         .40        .345        .270
Book value per share........................      15.43       13.63       12.04       11.46       10.38
Closing price of Common Stock per share/(3)/
   High.....................................      25.50       18.38       21.00       25.50       25.19
   Low......................................      17.44       13.50       16.50       17.75       11.38
   Year-End.................................      24.15       17.63       18.50       18.50       24.00
Dividends paid per share to closing price...        1.9%        2.4%        2.2%        1.9%        1.1%
Closing price to diluted earnings per share.       11.4x       10.4x       11.8x       13.3x       11.8x
Market capitalization....................... $  152,402  $  111,875  $  120,829  $  121,783  $  160,477
Period end shares outstanding...............  6,310,631   6,345,745   6,531,314   6,582,840   6,686,560
Volume of shares traded.....................  1,545,976   2,512,886   1,656,449   1,908,594   3,447,438
Year-End Balance Sheet Data
Total assets................................ $1,386,551  $1,249,272  $1,146,356  $1,009,275  $  816,144
Loans, net of unearned discount.............    916,645     825,020     719,969     631,987     447,332
Allowance for loan losses...................      6,982       5,682       4,828       4,445       4,329
Investment securities.......................    327,389     319,985     348,607     297,674     302,098
Demand deposits.............................    211,939     221,552     196,243     187,209     153,806
Total deposits..............................  1,077,966     978,226     894,072     777,802     627,763
Federal Home Loan Bank borrowings...........     86,000      81,000      63,000      57,500      42,500
Trust Preferred Capital Securities..........      6,000       6,000          --          --          --
Shareholders' equity........................     99,552      87,606      79,999      77,061      71,661
Financial Ratios
Return on average assets....................       1.04%        .90%        .99%       1.02%       1.76%
Return on average equity....................      14.47       13.58       13.30       12.74       21.72
Net interest margin.........................       3.26        2.99        3.35        3.43        3.97
Net interest spread.........................       2.38        1.95        2.35        2.34        2.86
Dividend payout ratio.......................      21.29       25.45       24.62       24.17       12.43

                                             At and for the years ended December 31,
                                           -------------------------------------------
                                            2001        2000    1999    1998    1997
                                            -----       -----   -----   -----   -----
                                           (Dollars in thousands except per share data
Consolidated Capital Ratios
Average equity to average total assets....  7.22%       6.63%   7.41%   8.00%   8.11%
Tier 1 capital ratio...................... 10.03        9.75   10.05   10.20   13.70
Total capital ratio....................... 10.72       10.35   10.65   10.80   14.55
Capital leverage ratio....................  7.42        7.47    7.12    7.61    8.57
Asset Quality Ratios
Nonperforming loans to total loans
  outstanding.............................   .19%        .05%    .05%    .04%    .09%
Nonperforming assets to total loans
  outstanding and other real estate owned.   .19         .05     .05     .04     .09
Nonperforming assets to total capital.....  1.74         .50     .47     .35     .53
Allowance for loan losses to total loans
  outstanding.............................   .76         .69     .67     .70     .97
Net charge-offs to average loans..........   .03         .01     .07     .10     .32
Allowance for loan losses to nonperforming
  loans outstanding.......................  4.03x      12.94x  12.98x  16.34x  11.45x

--------
/(1)/ Included in other income in 1997 was the $9,251,000 gain on the sale of our credit card portfolio which, after tax resulted in a $5.1 million increase in net income.
/(2)/ Common Stock data has been restated to give effect to the 100% stock dividend effective September 3, 1998.
/(3)/ On May 4, 1999, the shareholders approved the reclassification of the Common stock into Class A Common stock on a one for one basis. As a result, the Class A common stock is now the only class of outstanding Common Stock and has been renamed "Common Stock". Historical dividend and price information shown is that of the former Class A common stock.

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

RESULTS OF OPERATIONS

   The following discussion and analysis provides information about the financial condition and results of operations of First Oak Brook Bancshares, Inc. (the Company) for the years ended December 31, 2001, 2000 and 1999. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report.

   Assets at year-end were $1.39 billion, up 11% from assets of $1.25 billion at December 31, 2000. Increased marketing efforts and competitive pricing contributed to the continued strong asset growth.

   Equity reached a record level of $99.6 million at December 31, 2001, an increase of 14% over prior year equity of $87.6 million. The Company's and the Bank's capital ratios continued to exceed the Federal Reserve's and FDIC's "well capitalized" guidelines.

Earnings

   The Company's consolidated net income, earnings per share and selected ratios for 2001, 2000 and 1999 were as follows:

                                     2001         2000         1999
                                  -----------  -----------  -----------
       Net income................ $13,648,000  $11,049,000  $10,546,000
       Basic earnings per share.. $      2.16  $      1.72  $      1.60
       Diluted earnings per share $      2.12  $      1.70  $      1.57
       Return on average assets..        1.04%         .90%         .99%
       Return on average equity..       14.47%       13.58%       13.30%

  2001 versus 2000

   The 2001 results compared to 2000 include the following significant pre-tax components:

    . Net interest income rose $5,711,000 due to a 7% increase in earning assets complemented by a 27 basis point rise in the net interest margin.

    . Other income rose $3,960,000 driven by growth in the Company's treasury management, investment management and trust, and merchant card processing businesses. There was also a significant increase in fees on mortgages sold and gains from the sales of investment securities. Included in other income in 2001 is a gain of $172,000 on the sale of the Broadview drive-thru facility.

    . Other expenses rose $4,811,000 primarily due to additions to staff and higher compensation costs, higher occupancy and equipment expense related to the Chicago branch (opened in November 2000), and increased merchant credit card interchange expense.

  2000 versus 1999


   The 2000 results compared to 1999 include the following significant pre-tax components:

    . Net interest income rose $868,000 due to a 15% increase in average earning assets, primarily loans, offset by a 36 basis point decrease in the net interest margin.

    . Other income increased $1,516,000 primarily due to an increase in fee income from treasury management and merchant credit card processing.

    . Other expenses increased $1,477,000 primarily due to additions to staff and higher compensation costs, higher occupancy and equipment expenses related to new branches in LaGrange (opened September 1999) and Chicago (opened November 2000), and increased merchant credit card interchange expense.

Net Interest Income

   Net interest income is the difference between interest earned on loans, investments and other interest earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Company's revenues.

  2001 versus 2000

   Net interest income, on a tax-equivalent basis, increased $5,660,000 or 16% from 2000. This increase is attributable to a 7% increase in average interest earning assets and a 27 basis point increase in the net interest margin to 3.26% in 2001 from 2.99% in 2000. The increase in the net interest margin and net interest income was primarily the result of the following:

    . Due to the declining interest rate environment, the yield on average earning assets decreased 30 basis points to 7.11% while the cost of deposits and other borrowed funds decreased 73 basis points to 4.73% for 2001. The Federal Reserve reduced interest rates in 2001 eleven times for a total of 475 basis points. Since the Company's deposits and other interest bearing liabilities repriced more quickly than its loans and investments, the margin benefited from the reduction in interest rates over 2001.

    . Total average earning assets increased $79.1 million or 7% as compared to 2000. Average loans grew $91.6 million or 12%, in comparison to 2000. The increase is primarily attributable to growth in construction loans ($38.5 million), commercial real estate mortgages ($31.4 million), home equity loans ($12.5 million) and commercial loans ($18.7 million) offset by a decrease in residential mortgages ($8.3 million). See "Loans" for further details of yields by loan type.

    . The Company's average securities portfolio decreased by $37.2 million primarily due to maturities and calls of U.S. Treasury and Government Agency Securities. The proceeds received on sales, maturities, calls and paydowns during 2001 were partially reinvested in the securities portfolio and also used to fund loan growth.

    . Average interest-bearing deposits and other liabilities increased $69.6 million or 7% as compared to 2000. Average interest-bearing deposits increased $64.1 million due to retail deposit promotions and the opening of the Chicago office in 2000. Average FHLB borrowings increased $13.8 million and average short term debt decreased $12.4 million due to the maturity of term repurchase agreements. In addition, the Company has $6 million outstanding in Trust Preferred Capital Securities issued in a $300 million Pooled Trust Preferred Offering in September 2000.

  2000 versus 1999

   On a tax-equivalent basis, net interest income for 2000 totaled $34,546,000, an increase of 3% over 1999. This increase is attributable to a 15% increase in average earning assets offset by a 36 basis point decrease in the net interest margin to 2.99% in 2000 from 3.35% in 1999. The increase in net interest income and the compression of the net interest margin was primarily the result of the following:

    . During 2000, average loans increased $102 million primarily in the indirect ($34 million), commercial real estate ($26 million), home equity ($16 million), commercial ($14 million) and residential real estate ($7 million) loan portfolios. The increase in volume was complemented by a 35 basis point increase in rates, primarily due to the growth in commercial, commercial real estate and home equity loans. See "Loans" for further details of yields by loan type.

    . The Company also increased its average portfolio of securities by $47 million primarily in U.S. Government Agency Securities (up $62 million). As funds were received on maturities, calls and paydowns, the proceeds were re-directed into the higher-yielding agency portfolio or used to fund higher-yielding loan demand.

    . Due to the rising interest rate environment, the average yield on loans, investments and other earning assets increased 36 basis points as compared to the average cost on deposit and other liabilities increasing 76 basis points. The Federal Reserve raised interest rates three times during 2000 (and once late in 1999) and since the Company's liabilities repriced more quickly than its assets, the margin was squeezed.

    . Higher rate time deposits increased $89 million and money market accounts increased $44 million, while lower rate savings and NOW accounts decreased by $33 million. To fund the loan growth, the Company ran successful retail deposit promotions during the year. In addition, short-term debt increased primarily due to more Treasury, Tax and Loan funds. These are U.S. Government short-term deposits of tax collections received by the U.S. Treasury from taxpayers.

   The following table presents the average interest rate on each major category of interest-earning assets and interest-bearing liabilities for 2001, 2000, and 1999.

Average Balances and Effective Interest Rates

                                             2001                        2000                        1999
                                  --------------------------  --------------------------  --------------------------
                                              Interest                    Interest                    Interest
                                   Average    Income/  Yield/  Average    Income/  Yield/  Average    Income/  Yield/
                                   Balance    Expense  Rates   Balance    Expense  Rates   Balance    Expense  Rates
                                  ----------  -------- ------ ----------  -------- ------ ----------  -------- ------
                                                                (Dollars in thousands)
Assets
Earning assets:
  Federal funds sold and
   securities purchased under
   agreements to resell.......... $   53,970  $ 1,874   3.47% $   29,124  $ 1,821   6.26% $   22,267  $ 1,118   5.02%
  Interest-bearing deposits with
   banks.........................         64        4   6.62         231       14   5.96       5,862      401   6.84
  Taxable securities.............    257,538   16,466   6.39     292,123   19,067   6.53     246,524   15,136   6.14
  Tax exempt securities/(1)/.....     51,863    3,971   7.66      54,474    3,998   7.34      52,668    3,850   7.31
  Loans, net of unearned
   discount/(1)(2)/..............    869,914   65,333   7.51     778,274   60,624   7.79     675,932   50,261   7.44
                                  ----------  -------  -----  ----------  -------  -----  ----------  -------   ----
Total earning assets/interest
 income.......................... $1,233,349  $87,648   7.11% $1,154,226  $85,524   7.41% $1,003,253  $70,766   7.05%
Cash and due from banks..........     42,732                      42,184                      39,867
Other assets.....................     37,058                      35,417                      31,236
Allowance for loan losses........     (6,233)                     (5,282)                     (4,576)
                                  ----------                  ----------                  ----------
                                  $1,306,906                  $1,226,545                  $1,069,780
                                  ==========                  ==========                  ==========
Liabilities and Shareholders'
 Equity
Interest-bearing liabilities:
  Savings and NOW accounts....... $  126,477  $ 2,751   2.18% $  139,014  $ 4,201   3.02% $  172,452  $ 4,765   2.76%
  Money market accounts..........    125,163    4,157   3.32      92,581    4,400   4.75      48,112    1,648   3.43
  Time deposits..................    564,325   30,558   5.41     520,297   31,465   6.05     431,150   23,428   5.43
  Short-term debt................     96,675    4,128   4.27     109,053    6,424   5.89      71,828    3,412   4.75
  FHLB borrowings................     85,493    5,206   6.09      71,715    4,286   5.98      66,922    3,870   5.78
  Trust Preferred Capital
   Securities....................      6,000      642  10.71       1,902      202  10.62          --       --     --
                                  ----------  -------  -----  ----------  -------  -----  ----------  -------   ----
  Total interest-bearing
   liabilities/interest expense.. $1,004,133  $47,442   4.73% $  934,562  $50,978   5.46% $  790,464  $37,123   4.70%
Demand deposits..................    193,778                     199,753                     189,448
Other liabilities................     14,691                      10,894                      10,556
                                  ----------                  ----------                  ----------
Total liabilities................ $1,212,602                  $1,145,209                  $  990,468
Shareholders' equity.............     94,304                      81,336                      79,312
                                  ----------                  ----------                  ----------
                                  $1,306,906                  $1,226,545                  $1,069,780
                                  ==========                  ==========                  ==========
Net interest income/net interest
 spread/(3)/.....................             $40,206   2.38%             $34,546   1.95%             $33,643   2.35%
Net interest margin/(4)/.........                       3.26%                       2.99%                       3.35%

--------
/(1) Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34% in 2001, 2000 and 1999. /
/(2) Includes nonaccrual loans. /
/(3) Total yield on average earning assets, less total rate paid on average interest-bearing liabilities. /
/(4) Total interest income, tax equivalent basis, less total interest expense, divided by average earning assets. /

   The following table presents a summary analysis of changes in interest income and interest expense for 2001 as compared to 2000 and 2000 as compared to 1999. Interest income rose in 2001 primarily due to the increase in the average volume of loans offset by a decrease in the average balance of taxable securities and a 30 basis point decrease in the overall yield on average earning assets. Interest expense decreased primarily due to decreases in the rates paid on deposits and short term debt offset by increases in the average volume of money market accounts, time deposits and FHLB borrowings. Interest income rose in 2000 primarily due to the increase in the average volume and average yield in the loan portfolio. Interest expense increased primarily due to an increase in the average volume and rates paid for money market, time deposits and short term borrowings.

Analysis of Net Interest Income Changes

                                                  2001 Over 2000                 2000 Over 1999
                                           ---------------------------    ---------------------------
                                           Volume/(1)/ Rate/(1)/  Total   Volume/(1)/ Rate/(1)/  Total
                                           ----------  --------  -------  ----------  --------  -------
                                                            (Dollars in thousands)
Increase (decrease) in interest income:
Federal funds sold........................  $ 1,100    $(1,047)  $    53   $   391    $   312   $   703
Interest-bearing deposits with banks......      (11)         1       (10)     (342)       (45)     (387)
Taxable securities........................   (2,262)      (339)   (2,601)    3,221        710     3,931
Tax exempt securities/(2)/................     (196)       169       (27)      132         16       148
Loans, net of unearned discount/(2)/,/(3)/    6,942     (2,233)    4,709     7,943      2,420    10,363
                                            -------    -------   -------   -------    -------   -------
Total interest income.....................  $ 5,573    $(3,449)  $ 2,124   $11,345    $ 3,413   $14,758
                                            -------    -------   -------   -------    -------   -------
Increase (decrease) in interest expense:
Savings & NOW accounts....................  $  (389)   $(1,061)  $(1,450)  $(1,098)   $   534   $  (564)
Money market accounts.....................    1,297     (1,540)     (243)    1,939        813     2,752
Time deposits.............................    2,539     (3,446)     (907)    5,198      2,839     8,037
Short-term debt...........................     (670)    (1,626)   (2,296)    2,058        954     3,012
FHLB borrowings...........................      837         83       920       284        132       416
Trust Preferred Capital Securities........      439          1       440       202         --       202
                                            -------    -------   -------   -------    -------   -------
Total interest expense....................  $ 4,053    $(7,589)  $(3,536)  $ 8,583    $ 5,272   $13,855
                                            -------    -------   -------   -------    -------   -------
Increase (decrease) in net interest income  $ 1,520    $ 4,140   $ 5,660   $ 2,762    $(1,859)  $   903
                                            =======    =======   =======   =======    =======   =======

--------
/(1)/ The change in interest due to both rate and volume has been allocated proportionately.
/(2)/ Tax equivalent basis. Tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34% in 2001, 2000 and 1999.
/(3)/ Includes nonaccual loans.

Allowance and Provision for Loan Losses

   The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses.
Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, historical losses experienced by the industry, value of the underlying collateral and other relevant factors. Loans which are determined to be uncollectible are charged off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance.
   The Company's charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records charge-offs on the basis of management's ongoing evaluation of collectibility. In addition, any loans which are classified as "loss" in regulatory examinations are completely charged off and loans classified as "doubtful" are charged off at 50%.

   The Company records specific valuation allowances on commercial, commercial real estate mortgage and construction loans when a loan is considered to be impaired. A loan is impaired when, based on an evaluation of current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest) pursuant to the original contractual terms. The Company measures impairment based upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans, such as residential mortgage, home equity, indirect vehicle and consumer loans, are collectively evaluated for impairment and not subject to impaired loan disclosures. Interest income on impaired loans is recognized using the cash basis method.

   The following table summarizes the loan loss experience for each of the last five years.

Summary of Loan Loss Experience

                                                        2001      2000      1999      1998      1997
                                                      --------  --------  --------  --------  --------
                                                                   (Dollars in thousands)
Average loans for the year, net of unearned discount
  and allowance for loan losses...................... $863,681  $772,992  $671,356  $516,980  $412,327
                                                      --------  --------  --------  --------  --------

Allowance for loan losses, beginning of the year..... $  5,682  $  4,828  $  4,445  $  4,329  $  4,109
Charge-offs during the year:
   Real estate:/(1)/
       Construction, land acquisition and
         development loans...........................       --        --        --        --      (200)
       Home equity loans.............................       --        --        (1)       --       (20)
   Commercial loans..................................       (7)      (40)     (357)       --        --
   Indirect vehicle loans............................     (304)     (150)     (130)      (31)      (39)
   Credit card loans.................................       --        (6)      (32)     (188)   (1,237)
   Overdraft loans and uncollected funds.............       (3)       (4)       (4)     (458)       (4)
   Consumer loans....................................       (9)      (10)       (4)      (52)       (5)
                                                      --------  --------  --------  --------  --------
          Total charge-offs..........................     (323)     (210)     (528)     (729)   (1,505)
                                                      --------  --------  --------  --------  --------
Recoveries during the year:
   Real estate:/(1)/
       Home equity loans.............................       --        --         1        --        --
   Commercial loans..................................       --        75         4        11         1
   Indirect vehicle loans............................       41        32         5        20         8
   Credit card loans.................................       31        56        61       181       166
   Overdraft loans...................................        1         1        --         1        --
   Consumer loans....................................       --        --        --         2        --
                                                      --------  --------  --------  --------  --------
          Total recoveries...........................       73       164        71       215       175
                                                      --------  --------  --------  --------  --------
Net charge-offs during the year......................     (250)      (46)     (457)     (514)   (1,330)
Provision for loan losses............................    1,550       900       840       630     1,550
                                                      --------  --------  --------  --------  --------
Allowance for loan losses, end of the year........... $  6,982  $  5,682  $  4,828  $  4,445  $  4,329
                                                      ========  ========  ========  ========  ========

Ratio of net charge-offs to average loans outstanding      .03%      .01%      .07%      .10%      .32%
Allowance for loan losses as a percent of loans
  outstanding, net of unearned discount at end of the
  year...............................................      .76%      .69%      .67%      .70%      .97%
Ratio of allowance for loan losses to nonperforming
  loans..............................................     4.03x    12.94x    12.98x    16.34x    11.45x

--------
/(1) There have been no losses or recoveries in the commercial mortgage or residential mortgage loan portfolios over the past five years. /

   The provision for loan losses increased $650,000 in 2001 as compared to 2000, and $60,000 in 2000 as compared to 1999, due primarily to the current downtrend in economic conditions, change in the composition of the loan portfolio, an increase in nonperforming and management watch list loans and growth in the construction, commercial and commercial real estate portfolios. However, despite average growth in the loan portfolio of 12% and 15% in 2001 and 2000, respectively, the Company has continued to have low levels of nonperforming loans and net charge-offs.

   Currently and historically, the Company has maintained high asset quality. Net charge-offs for 2001 totaled $250,000 or .03% of average loans and net charge-offs for 2000 were $46,000 or .01% of average loans.

   The Company's allowance for loan losses as a percent of loans outstanding was .76% at December 31, 2001 as compared to .69% in 2000 and .67% in 1999. The provision for loan losses is sufficient to provide for probable loan losses based upon management's evaluation of the risks inherent in the loan portfolio. Management believes the allowance for loan losses is at an adequate level.

   Management of the Bank prepares a detailed analysis, at least quarterly, reviewing the adequacy of its allowance and, when appropriate, recommending an increase or decrease in its provision for loan losses. The analysis to determine the allocated portion of the allowance is divided into two parts. The first part involves primarily an estimated calculation of losses on specific problem and management watch list loans, the remaining credit card portfolio and delinquent consumer loans. The second part involves primarily a calculation of the Bank's actual net charge-off history averaged with industry net charge-off history by major loan categories. In addition, in determining the unallocated portion of the reserve, the bank considers its portfolio composition, loan growth, management capabilities, economic trends, credit concentrations, industry risks, underlying collateral values and the opinions of bank management and involves a higher degree of subjectivity in its determination. Accordingly, because each of these criteria is subject to change, the allocation of the allowance is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio.

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

    .  Reviews by third-party credit review consultants.

   The following table considers both parts of the analysis discussed above to determine the allocation of the allowance for loan losses by loan type for each of the last five years.

Allocation of Allowance for Loan Losses

                                                                              December 31,
                                                                 --------------------------------------
                                                                  2001    2000    1999    1998    1997
                                                                 ------  ------  ------  ------  ------
                                                                         (Dollars in thousands)
Allocation of allowance for loan losses:
   Real estate:
       Construction, land acquisition and development loans..... $  257  $  210  $   29  $   25  $   22
       Commercial mortgage loans................................    413      83     284      91      48
       Residential mortgage loans...............................     56      57      77      75      45
       Home equity loans........................................     44     116      49      45      20
   Commercial loans.............................................  1,697     769     428     523     123
   Indirect vehicle loans.......................................  1,241   1,104     793     496     105
   Consumer loans...............................................     49      53      35      30      24
   Credit card loans............................................      5      29      85     213     287
   Unallocated..................................................  3,220   3,261   3,048   2,947   3,655
                                                                 ------  ------  ------  ------  ------
          Total allowance....................................... $6,982  $5,682  $4,828  $4,445  $4,329
                                                                 ======  ======  ======  ======  ======
Percentage of loans to gross loans:
   Real estate:
       Construction, land acquisition and development loans.....   11.2%    5.6%    3.1%    6.6%    8.2%
       Commercial mortgage loans................................   23.3    22.0    22.0    18.1    16.4
       Residential mortgage loans...............................   11.5    15.5    16.7    18.6    21.6
       Home equity loans........................................   12.3    12.4    11.8    11.5    14.6
   Commercial loans.............................................   16.0    16.5    14.9    17.2    12.2
   Indirect vehicle loans.......................................   24.5    26.6    29.9    26.1    23.7
   Consumer loans...............................................    1.2     1.4     1.6     1.9     3.2
   Credit card loans............................................     --      --      --      --      .1
                                                                 ------  ------  ------  ------  ------
                                                                  100.0%  100.0%  100.0%  100.0%  100.0%
                                                                 ======  ======  ======  ======  ======

   Included in the allocated allowance for construction, land acquisition and development loans is a specific allowance of $252,000 on an impaired loan on nonaccrual status with a balance of $1,283,000 at December 31, 2001. The actual loss the Company may incur could be more or less than the specific allocation. The allocation for commercial loans increased from 2000 due to an increase in management's watch list for commercial loans as a result of the economic downturn.

Nonperforming Assets

   The accrual of interest is discontinued on commercial, real estate and consumer loans when the continuity of contractual principal or interest is deemed doubtful by management or when 90 days or more past due and the loan is not well secured or in the process of collection. Interest income is recorded on these loans only as it is collected. Interest payments on nonaccrual loans which contain unusual risk features or marginal collateral values may be applied directly to loan principal for accounting purposes.

   The following table summarizes the Company's nonperforming assets.

                                                                               December 31,
                                                                      ------------------------------
                                                                       2001   2000  1999  1998  1997
                                                                      ------  ----  ----  ----  ----
                                                                          (Dollars in thousands)
Nonaccruing loans.................................................... $1,295  $121  $ 90  $ --  $ --
Loans which are past due.............................................
90 days or more......................................................    437   318   282   272   378
                                                                      ------  ----  ----  ----  ----
   Total nonperforming loans.........................................  1,732   439   372   272   378
Other real estate owned..............................................     --    --    --    --    --
                                                                      ------  ----  ----  ----  ----
   Total nonperforming assets........................................ $1,732  $439  $372  $272  $378
                                                                      ------  ----  ----  ----  ----
Nonperforming loans to total loans outstanding.......................    .19%  .05%  .05%  .04%  .09%
Nonperforming assets to total loans outstanding and other real estate
  owned..............................................................    .19%  .05%  .05%  .04%  .09%
Nonperforming assets to total assets.................................    .13%  .04%  .03%  .03%  .05%
Nonperforming assets to total capital................................   1.74%  .50%  .47%  .35%  .53%

Summary of Other Income

   The following table summarizes significant components of other income and percentage changes from year to year:

                                                                                   % Change
                                                                                --------------
                                                          2001    2000    1999  '01-'00 '00-'99
                                                         ------- ------- ------ ------- -------
                                                                 (Dollars in thousands)
Service charges on deposit accounts--treasury management $ 4,853 $ 3,501 $2,560     39%    37%
Service charges on deposit accounts.....................   1,179   1,170  1,040      1     13
Investment management and trust fees....................   1,429   1,144  1,128     25      1
Merchant credit card processing fees....................   3,777   2,552  1,858     48     37
Fees on mortgages sold, net of commissions..............     643     177    422    263    (58)
Income from revenue sharing agreement...................     900     900    900     --     --
Other operating income..................................   1,402   1,020    979     37      4
Investment securities gains, net........................     259      18     79  1,338    (77)
                                                         ------- ------- ------  -----    ---
Total................................................... $14,442 $10,482 $8,966     38%    17%
                                                         ======= ======= ======  =====    ===

  2001 versus 2000

   Total other income increased $3,960,000 or 38% over 2000. Service charges on deposit accounts-treasury management increased $1,352,000. The Bank's treasury management customers have the option of maintaining non interest-bearing deposit balances to cover their services or to pay in fees. While total treasury management services increased 16% over 2000, the amounts presented here represent cash fees paid by customers. These cash fees increased due to new customer volume, increased prices and more customers paying a portion of their fees in cash rather than maintaining a larger deposit balance necessary to offset the declining earnings credit. Included in this category is one significant customer which is under contract with the Bank until June of 2003. In addition to treasury management fees, retail fee income also increased slightly primarily due to higher fees for online banking, debit card and ATM usage.

   Investment management and trust fees increased $285,000, primarily due to an increase in investment assets under management and other new trust business. Total discretionary assets under investment management were $379 million at December 31, 2001 compared to $271 million at December 31, 2000, attributable primarily to new business generated and complemented by a slight increase in market valuations since last year end.

   Merchant credit card processing fees increased $1,225,000 primarily due to new merchant accounts and increased volume. The number of merchant outlets serviced increased to 377 at year-end 2001 from 298 at year-end 2000. Offsetting merchant interchange expense (in the Other Expense section) rose $1,051,000 in 2001.

   Fees on mortgages sold, servicing released, increased $466,000 due to the strong mortgage market in 2001. Loans originated for sale in 2001 were $75.6 million as compared to $15.8 million in 2000. As the interest rates were decreasing late in 2000 and throughout 2001, the mortgage refinance market improved significantly. This fee income for 2001 represents the gain on mortgages sold of $965,000 net of $322,000 in commissions paid to the mortgage originators on loans that were sold. Management anticipates that the high levels of refinancing activity will taper off in 2002 unless mortgage rates fall further.

   Income from the revenue sharing agreement made in connection with the sale of the credit card portfolio in 1997 remained constant at $900,000 for both 2001 and 2000. Under the agreement, the Company shares the revenue from the sold portfolio until June of 2002, subject to a maximum twelve month payment of $900,000. The Company is in the last half of the final twelve month period and therefore, 2002 earnings from this source will be limited to a maximum of $450,000.

   Other operating income increased $382,000 primarily due to the following items. In January 2001, the Company recorded a gain of $172,000 on the sale of property in Broadview, Illinois that was previously used as a drive-thru facility. In addition, during 2001, the Bank's subsidiary, Oak Real Estate Development Corporation successfully completed its first project and recorded a gain of $81,000 on the sale of the two condo units. In addition, mutual fund sweep income increased to $352,000 in 2001 from $233,000 in 2000 due primarily to increased volume.

   The gain recognized on investment securities sold was $259,000 in 2001. Included in the gross gains were gains of $175,000 from sales of $1 million of trust preferred securities. The remaining $84,000 in gains were recognized from the sales of $29 million of U.S. Treasury and Government Agency securities. None of the individual securities sold in 2001 resulted in a loss.

  2000 versus 1999

   Service charges on deposit accounts increased $1,071,000 primarily due to an increase in treasury management fees. These fees increased due to new customer volume including one very significant customer added late in 1999, which resulted in a full year of fees in 2000 as compared to two months of fees in 1999. In addition to treasury management fees, retail fee income also increased primarily due to higher fees for online banking, debit card and ATM usage.

   Investment management and trust department income increased $16,000, primarily due to an increase in investment assets under management and other new trust business offset by decreases in the equity market which affect the fees earned on trust accounts. Total discretionary assets under investment management were $271 million at December 31, 2000 compared to $245 million at December 31, 1999.

   Merchant credit card processing fees increased $694,000 primarily due to new merchant accounts and increased volume. The number of merchant outlets serviced increased to 298 at year-end 2000 from 262 at year-end 1999. Offsetting merchant interchange expense (in the Other Expense section) rose $523,000 in 2000.

   Fees on mortgages sold, servicing released, decreased $245,000 due to a weak mortgage market in 2000. Loans originated for sale in 2000 were $15.8 million as compared to $36.2 million in 1999. As the interest rates were rising late in 1999 and throughout 2000, the mortgage refinance market slowed down significantly. This fee income for 2001 represents the gain on mortgages sold of $264,000 net of $87,000 in commissions paid to the mortgage originators.

   Income from the revenue sharing agreement made in connection with the sale of the credit card portfolio in 1997 remained constant at $900,000 for both 2000 and 1999. Under the agreement, the Company shares the revenue from the sold portfolio until June of 2002, subject to a maximum twelve month payment of $900,000.

   The net gain recognized on securities sold was $18,000 in 2000. Included in gross gains of $388,000 was a gain of $254,000 from the revaluation of stock received in the exchange of the Company's privately-held shares of Cash Station, Inc. for publicly-traded shares of Concord EFS, Inc. The gross loss of $370,000 includes a loss of $275,000 from the sale of $17 million in low-yielding investment securities that were primarily invested in higher-yielding government agency securities.

Summary of Other Expenses

   The following table summarizes significant components of other expenses and percentage changes from year to year:

                                                                    % Change
                                                                 --------------
                                          2001    2000    1999   '01-'00 '00-'99
                                         ------- ------- ------- ------- -------
                                                 (Dollars in thousands)
Salaries and employee benefits.......... $18,810 $16,171 $15,817   16%       2%
Occupancy expense.......................   2,035   1,797   1,683   13        7
Equipment expense.......................   1,991   1,822   1,657    9       10
Data processing.........................   1,488   1,217   1,135   22        7
Professional fees.......................     766     585     576   31        2
Advertising and business development....   1,390   1,356   1,231    3       10
Merchant credit card interchange expense   2,993   1,942   1,419   54       37
Postage, stationery and supplies........     963     869     865   11       --
FDIC assessment.........................     183     184      92   --      100
Other operating expenses................   1,309   1,174   1,165   11        1
                                         ------- ------- -------   --      ---
Total................................... $31,928 $27,117 $25,640   18%       6%
                                         ======= ======= =======   ==      ===

  2001 versus 2000

   Other expenses rose $4,811,000 or 18% in 2001 over 2000. Other expenses as a percentage of average assets was 2.4% for 2001 as compared to 2.2% for 2000. Net overhead expenses as a percentage of average earning assets remained constant at 1.4% and the efficiency ratio (other expenses to net interest income and other income) improved to 59.8% from 62.1% in 2000.

   Salaries and employee benefits increased $2,639,000 due to normal salary and benefit increases, higher compensation due to competitive market conditions and an increase in full time equivalents from 304 in 2000 to 315 in 2001. In addition, management bonuses increased in 2001.

   Occupancy and equipment expenses increased $407,000 due primarily to the opening of the new branch in Chicago in November 2000 and the newly constructed attached drive-up facility at the Broadview office in January 2001. The Company recently opened a new branch in Bolingbrook, Illinois and completed an extensive rehab of the Broadview facility. Both projects will begin depreciating in 2002.

   Data processing fees increased $271,000 due primarily to higher merchant card processing fees, trust processing fees and general licensing fees for desktop computer products.

   Merchant credit card interchange expense increased $1,051,000 due to new merchant accounts and increased volume. Merchant credit card processing fees (in other income) rose $1,225,000 in 2001.

   Professional fees increased $181,000 primarily due to additional fees incurred for general legal and corporate matters and recruiting fees.

  2000 versus 1999

   Other expenses rose $1,477,000 in 2000 over 1999. Other expenses as a percentage of average assets was 2.2% for 2000 as compared to 2.4% for 1999. Net overhead expenses as a percentage of average earning assets improved to 1.4% from 1.7% and the efficiency ratio (other expenses to net interest income and other income) remained constant at 62.1% for both years.

   Salaries and employee benefits increased $354,000 due to normal salary and benefit increases and higher compensation due to competitive market conditions. The increase in salaries is partially offset by a decrease in management bonuses.

   Occupancy and equipment expenses increased $279,000 due primarily to the opening of the new branches in LaGrange (September 1999) and Chicago (November
2000).

   Advertising and business development fees increased $125,000 due primarily to an advertising and public relations campaign to publicize the capabilities of the investment management and trust department and retail advertising and promotions related to the opening of the new Chicago branch.

   Merchant credit card interchange expense increased $523,000 due to new merchant accounts and increased volume. Merchant credit card processing revenues (in other income) rose $694,000 in 2000.

   FDIC assessments increased $92,000 due to a new assessment on all banks to help service the Financial Corporation's (FICO) bond obligations. This assessment on banks now equals that on savings institutions.

Income Tax Expense

   Income taxes for 2001 totaled $6,232,000 as compared to $4,621,000 for 2000 and $4,277,000 in 1999. When measured as a percentage of income before income taxes, the Company's effective tax rate was 31% for 2001 and 29% for 2000 and 1999. The Company's provision for income taxes includes both federal and state income tax expense in 2001 and federal income tax only in 2000 and 1999. Prior to 2001, the Company had utilized state net operating loss carry forwards to minimize state tax expense.

   The accounting policies underlying the recognition of income taxes in the balance sheets and statements of income are included in Notes 1 and 8 to Item 8 of this Form 10-K. In accordance with such policies, the Company records income tax expense (benefits) in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. (FAS 109.) Pursuant to these rules, the Company recognizes deferred tax assets and liabilities based on temporary differences in the recognition of income and expenses for financial statement and income tax purposes. Net deferred tax assets totaling $601,000 at December 31, 2001 are recorded in the accompanying Consolidated Balance Sheet.

   Under FAS 109, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing whether a valuation allowance is required, the Company considers the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, and future taxable income and tax planning strategies. Based on this assessment, a valuation allowance is not required for any of the deferred tax assets.

FINANCIAL CONDITION

Liquidity

   Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depositors' withdrawal requirements, shareholders' dividends and to purchase Treasury stock under stock repurchase programs.

   The Company has numerous sources of liquidity including a portfolio of shorter-term loans, readily marketable investment securities, the ability to attract consumer time deposits, access to various borrowing arrangements and capital resources.

Available borrowing arrangements are summarized as follows:

   Subsidiary Bank:

    . Informal Federal funds lines aggregating $123 million with seven correspondent banks, subject to continued good financial standing. As of December 31, 2001, all $123 million was available for use under these lines.

    . Reverse repurchase agreement lines with three brokerage firms are available based on the pledge of specific collateral and continued good financial standing of the Bank. As of December 31, 2001, approximately $65 million was available to the Bank under these lines.

    . Advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of December 31, 2001, no additional advances are available to the Bank under the FHLB agreements without the pledge of additional collateral.

    . A borrowing line of approximately $222 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral.

   Parent Company:

    . Revolving credit arrangement for $15 million. At December 31, 2001, the line had a balance of $1,225,000 and matures on April 1, 2002. It is anticipated to be renewed annually.

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

   An income simulation model is the primary tool we use to assess the direction and magnitude of changes in net interest income resulting from changes in market interest rates. The model incorporates management assumptions regarding the level of interest rate changes on indeterminate maturity deposit products (savings, money market, NOW and demand deposits) for a given level of market rate changes. Additionally, changes in prepayment behavior of loans and mortgage related assets in each rate environment are captured using estimates of prepayment speeds for the portfolios. Other assumptions in the model include cash flows and maturities of other financial instruments, changes in market conditions, loan volumes and pricing, and customer preferences. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

   The Company uses rate shock analysis to evaluate the effects of various parallel shifts in market interest rates, upward or downward, on net interest income relative to a base rate scenario where market interest rates remain flat at December year end levels. The interest rate sensitivity presented includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at year end will remain constant over the measurement period and (ii) that changes in market interest rates are parallel and instantaneous across the yield curve. This analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio. These actions would likely reduce the variability of net interest income in extreme interest rate shock forecasts.

   In the past the rate shock analyses have shown that the Company is liability sensitive, that is interest sensitive liabilities exceed interest sensitive assets and this generally results in the net interest margin increasing in a falling rate environment and decreasing in a rising rate environment. However, an immediate increase or decrease in market interest rates may not result in an immediate, identical increase or decrease in rates paid on non-maturing, non-indexed interest bearing liabilities such as savings, money market and NOW accounts. Core deposit rates are internally controlled and generally exhibit less sensitivity to changes in interest rates than the adjustable rate assets and liabilities whose yields or cost of funds are based on external indices and change in concert with market interest rates. Additionally, in the current very low interest rate environment, if market rates decrease, the rates paid on deposit liabilities could not reflect the full amount of the decrease since rates are already so low. If rates increase, rates paid on deposits may not reflect the full extent of the rate increase until rates approach a more historical level.

   The Company's policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates (rate shock) of 200 basis points. As a result of absolute interest rates being so low (rates on fed funds, the three month Treasury, LIBOR and rates paid on certain core deposits are all below 2%), the Company assumed rates will probably not decline 200 basis points. The scale shown below has been changed for December 31, 2001 to a more meaningful plus or minus 25 and 100 basis point rate shock. As of December 31, 2001 and 2000 the Company had the following estimated net interest income sensitivity profile.

                                                       2001                     2000
-                                         ------------------------------  ---------------
                                          -100 bp  -25 bp +25 bp  +100 bp -200 bp +200 bp
-                                         -------  ------ ------  ------- ------- -------
                                                       (Dollars in thousands)
Annual net interest income change from an
  immediate change in rates..............  $(337)   $210  $(193)   $632   $2,269  $(2,115)
Percent change...........................    (.7)%    .5%   (.4)%   1.4%     6.0%    (5.6)%

   The following gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest bearing liabilities for selected time periods. The mismatch between asset and liability repricings or maturities within a time period is commonly referred to as the "gap" for that period. The gap report does not fully capture the true dynamics of interest rate changes including the timing and/or degree of interest rate changes. While most of the asset categories' rates change when certain independent indices (such as the prime rate) change, most liability categories are repriced at the Company's discretion subject, however, to competitive interest rate pressures.

   The table below presents a static gap analysis as of December 31, 2001 which shows the Company's rate sensitive liabilities may reprice more quickly than its rate sensitive assets. In addition, the gap report does not reflect the "call" associated with certain investment assets, which if called, significantly reduces the negative cumulative gap for the time periods of one year or less. See the Investment Securities section for more information on "call" characteristics.

Interest Rate Sensitive Position

                                       1-90       91-180      181-365
                                       days        days        days       Over 1 Year   Total
                                     ---------   ---------   ----------   ----------- ----------
                                                       (Dollars in thousands)
Rate sensitive assets:
   Federal funds sold and interest-
     bearing deposits with banks.... $  56,001   $      --    $      --   $       --  $   56,001
   Taxable securities...............    34,351       7,804       26,426      213,842     282,423
   Tax exempt securities............     2,395         460        1,594       40,517      44,966
   Loans, net of unearned discount..   409,665      48,585       94,697      363,698     916,645
                                     ---------   ---------   ----------   ----------  ----------
       Total........................ $ 502,412   $  56,849    $ 122,717   $  618,057  $1,300,035
                                     ---------   ---------   ----------   ----------  ----------
       Cumulative total............. $ 502,412   $ 559,261    $ 681,978   $1,300,035
                                     ---------   ---------   ----------   ----------
Rate sensitive liabilities:
   Savings and NOW accounts......... $ 136,156   $      --    $      --   $       --  $  136,156
   Money market accounts............   166,339          --           --           --     166,339
   Time deposits....................   205,271     122,612      176,237       59,412     563,532
   Borrowings.......................   102,013          --        5,000       87,000     194,013
                                     ---------   ---------   ----------   ----------  ----------
       Total........................ $ 609,779   $ 122,612    $ 181,237   $  146,412  $1,060,040
                                     ---------   ---------   ----------   ----------  ----------
       Cumulative total............. $ 609,779   $ 732,391    $ 913,628   $1,060,040
                                     ---------   ---------   ----------   ----------
Cumulative gap...................... $(107,367)  $(173,130)   $(231,650)  $  239,995
                                     ---------   ---------   ----------   ----------
Cumulative gap to total assets ratio      (7.7)%     (12.5)%      (16.7)%       17.3%
                                     ---------   ---------   ----------   ----------

Contractual Obligations and Commercial Commitments

  Contractual Obligations

   The Company has certain obligations and commitments to make future payments under contracts. The Company's long-term debt agreements represent: FHLB advances with various terms and rates collateralized primarily by first mortgage loans in addition to certain specifically assigned securities and trust preferred capital securities. The lease agreements represent outstanding obligations of lease payments on the six real properties leased by the Company.

   The following tables represent the Company's contractual obligations:

                                One year   One to     Four to
                                or less  three years five years Over 5 years
                                -------- ----------- ---------- ------------
                                           (Dollars in thousands)
    Long term debt.............  $5,000    $31,500    $26,500     $29,000
    Operating lease obligations     291        443        444         781
                                 ------    -------    -------     -------
                                 $5,291    $31,943    $26,944     $29,781
                                 ======    =======    =======     =======

   The Company does not have any capital leases or long-term purchase obligations.

  Commercial Commitments

   In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, standby letters of credit and commercial letters of credit (collectively "commitments") that are not reflected in the consolidated financial statements.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments is limited to their contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Specifically, the home equity lines are reviewed annually and the Bank has the ability to deny any future extensions of credit based upon the borrowers' continued credit worthiness. Performance standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Financial standby letters of credit are conditional guarantees of payment to a third party on behalf of a customer of the Company. These commitments are subject to the same credit policies followed for loans recorded in the financial statements.

   A summary of these commitments to extend credit at December 31, 2001 follows:

                                                         One year   One to     Four to
                                                         or less  three years five years Over five years
                                                         -------- ----------- ---------- ---------------
                                                                     (Dollars in thousands)
Commercial loans........................................ $ 87,261   $ 3,544    $12,470       $16,557
Real estate:
   Construction, land acquisition and development loans.   56,565    17,310        275            --
   Home equity loans....................................   17,274    38,629     13,506        57,105
Check credit............................................      878        --         --            --
Performance standby letters of credit...................   12,225       766        131            --
Financial standby letters of credit.....................    4,485     1,368        766           278
                                                         --------   -------    -------       -------
Total commitments....................................... $178,688   $61,617    $27,148       $73,940
                                                         ========   =======    =======       =======

Investment Securities

   The Company's investment portfolio increased $7.4 million or 2% during 2001 to $327.4 million at year-end from $320.0 million at year-end 2000. This increase was primarily in the U.S. Government agency and corporate security portfolios partially offset by the Company redirecting proceeds received from security maturities, calls and paydowns to fund loan demand. In purchasing securities, the Company has continued its strategy to minimize state income taxes by primarily investing in state income tax exempt U.S. Government Agency securities.

   U.S. Treasury Securities: The Company decreased its holdings of U.S. Treasuries by $10.2 million to $16.6 million at year-end from $26.8 million at year-end 2000. The decrease was primarily due to maturities of Treasuries that were reinvested in loans. The average maturity of the U.S. Treasury portfolio decreased to 1.4 years in 2001 from 1.7 years in 2000 and none of the securities had call features.

   U.S. Government Agency and Mortgage Backed Securities: The U.S. Government Agency securities (including agency mortgage backed securities and agency collateralized mortgage obligations) portfolio increased $16.9 million to $242.5 million at year-end 2001 from $225.6 million at year-end 2000. Included in the total in 2001 is a $20 million short term agency security (due January 4, 2002) purchased at year end in lieu of lower yielding Federal funds. Excluding that late year purchase, the slight decrease was primarily due to maturities and calls offset by continued reinvestment into these securities. In addition, during the year, the Company sold $19.0 million of agencies with a remaining life of less than one year at a gain and reinvested those proceeds into agencies with longer maturities and higher rates. The average maturity of this segment of the portfolio was 4.4 years in 2001 compared to 3.8 years in 2000. Included in this portfolio are $120.1 million in securities with coupon rates ranging from 4.56% to 7.85% with the potential of being called away in 2002.

   Municipal Securities: The Company's municipal security holdings decreased $7.0 million to $46.8 million at year-end from $53.8 million at year-end 2000. The decrease is primarily due to scheduled maturities and calls on securities due to the lower rate environment. Due to their federal tax-exempt status, low credit risk, and pledgability for public deposits, municipal securities remain attractive investments. All municipal securities held are rated "A" or better by one or more of the national rating services or are "non-rated" issues of local communities which, through the Bank's own analysis, are deemed to be of satisfactory quality. The average contractual maturity of this portfolio decreased to 4.6 years in 2001 from 5.5 years in 2000. Included in this portfolio are $5.9 million in securities with coupon rates ranging from 4.5% to 6.9% with the potential of being called away in 2002.

   Corporate and Other Securities: Holdings of corporate and other securities increased $7.8 million to $21.5 million in 2001 from $13.7 million in 2000. The increase consisted primarily of purchases of higher yielding mid-term corporate debt securities and long-term Trust Preferred Securities. At December 31, 2001, the portfolio consists primarily of $4.3 million in corporate debt securities, $10.1 million in Trust Preferred Securities and $6.1 million of Federal Home Loan Bank stock. The average contractual maturity of this portfolio decreased to 19.3 years in 2001 from 25.4 years in 2000. Included in this portfolio are $3.0 million in securities with coupon rates ranging from 4.63% to 8.88% with the potential of being called away in 2002.

  2000

   The Company's investment portfolio decreased $28.6 million or 8% during 2000 to $320.0 million at year-end from $348.6 million at year-end 1999. This decrease in 2000 was primarily in U.S. Treasury Securities offset by increases in corporate and other securities.

   The following table sets forth the carrying values of investment securities held on the dates indicated.

Investments by Type (at carrying value)

                                                       December 31,
                                                --------------------------
                                                  2001     2000     1999
                                                -------- -------- --------
                                                  (Dollars in thousands)
     U.S. Treasury............................. $ 16,561 $ 26,840 $ 57,285
     U.S. Government agencies..................  234,026  212,916  206,325
     Agency mortgage-backed securities.........    8,212   11,861   15,931
     Agency collateralized mortgage obligations      304      807    2,536
     State and municipal obligations...........   46,789   53,850   55,139
     Corporate and other securities............   21,497   13,711   11,391
                                                -------- -------- --------
     Total investment portfolio................ $327,389 $319,985 $348,607
                                                ======== ======== ========

   At December 31, 2001 there are no investment securities of any one issuer in excess of 10% of shareholders' equity other than securities of the U.S. Government and its agencies.

   The contractual maturity distribution and weighted average yield of investment securities at December 31, 2001 are presented in the following table. Actual maturities of securities may differ from that reflected in the table due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

Analysis of Investment Portfolio

                           U.S. Treasury U.S. Government State and Municipal   Corporate and
                            Securities    Agencies/(1)/      Securities       Other Securities
                           ------------  --------------  ------------------  -----------------
                           Amount  Yield  Amount   Yield  Amount  Yield/(2)/ Amount       Yield
                           ------- ----- --------  ----- -------  ---------  -------      -----
                                                  (Dollars in thousands)
Maturities:
 Within 1 year............ $10,564 6.04% $ 49,963  4.55% $ 4,714    7.16%    $    --       -- %
 1-5 years................   5,997 5.72    91,015  6.17   20,973    7.32       4,350      6.67
 5-10 years...............      --   --    86,564  6.75   19,799    6.75         500      7.05
 After 10 years...........      --   --    15,000  6.75    1,303    7.32      16,647/(3)/ 6.65
                           ------- ----  --------  ----  -------    ----     -------      ----
                           $16,561 5.92% $242,542  6.08% $46,789    7.06%    $21,497      6.66%
                           ======= ====  ========  ====  =======    ====     =======      ====
Average months to maturity      16             53             56                 232

--------
/(1)/ Included in U.S. Government agencies are agency mortgage-backed securities (MBS) and agency collateralized mortgage obligations (CMOs). Given the amortizing nature of MBS and CMOs, the maturities presented in the table are based on their estimated average lives at December 31, 2001. The estimated average lives may differ from actual principal cash flows since cash flows include prepayments and scheduled principal amortization.
/(2)/ Yields on state and municipal securities include the effects of tax equivalent adjustments using a tax rate of 34%.
/(3)/ Included in this amount are equity securities and the Federal Home Loan
      Bank of Chicago stock, which have no maturity date and are not included in the average months to maturity.

Loans

  2001

   At December 31, 2001, loans outstanding, net of unearned discount, increased $91.6 million or 11% compared to 2000. Construction, commercial real estate, commercial and home equity loans led the 2001 loan growth offset by a decrease in residential mortgage loans.

   Commercial loans increased $10.4 million or 8% to $146.7 million in 2001. This increase was due to marketing efforts, national syndication loans and competitive market pricing. The syndication loans had a balance of $51.8 at December 31, 2001 as compared to $43.5 at December 31, 2000.

   Construction, land acquisition and development loans increased $56.5 million or 123% to $102.6 million at December 31, 2001. This increase is due to marketing in the Chicago Metropolitan area. This category consists of loans for the following purposes: Approximately 60% are for construction of 1-4 family detached homes, condominiums and townhomes in the Chicago area; approximately 26% of the loans are for retail developments; 6% represent multi-family residential projects; 3% are hotel and office properties and 5% are industrial buildings.

   Commercial mortgage loans increased $32.3 million or 18% to $213.7 million in 2001. The commercial mortgage portfolio is comprised of approximately 45% multi-family residential properties; 27% retail properties; 11% owner occupied commercial and industrial buildings; and 17% non-owner occupied commercial and industrial buildings. The growth in this portfolio is primarily due to successful marketing.

   Home equity loans increased $10.0 million or 10% to $112.9 million at December 31, 2001. This increase is due to new originations as a result of successful mass marketing efforts in a low interest rate environment, offset by increased payoffs due to first mortgage loan refinancing.

   Residential mortgages decreased $22.6 million or 18% to $105.2 million in 2001. The decrease is primarily due to increased payoffs on the existing portfolio due to the decreasing interest rate environment. The decrease was also the result of the company originating $87.9 in mortgage loans in 2001 of which only $12.3 was kept in the Bank's portfolio. The remaining $75.6 million in originations were sold, servicing released, to investors.

   Indirect loans increased $5.0 million primarily due to the growth in the Harley Davidson loan portfolio offset by a decrease in the auto portfolio. The Harley Davidson motorcycle loans were generated in 12 states as part of a national marketing initiative. At December 31, 2001, Harley Davidson loans totaled $19 million as compared to $5.4 million in 2000. The decrease in the auto portfolio was due to increased payoffs offset by a slight increase in originations over 2000. The Bank offered very competitive pricing in the luxury import market.

   The Company does not have any programs to buy subprime indirect loan paper or any other subprime credit.

   There were no loan concentrations exceeding 10% of total loans at December 31, 2001.

  2000

   At year-end 2000, loans outstanding, net of unearned discount, increased $105.1 million or 15% compared to 1999. Construction, commercial, commercial real estate and home equity loans led 2000 loan growth. In addition, the residential mortgage and indirect loan portfolios posted increases.

   Commercial loans increased $28.8 million or 27% to $136.3 million in 2000. This increase was primarily due to local marketing efforts and participations in nationally syndicated loans.

   Construction, land acquisition and development loans increased $23.5 million or 104% to $46.1 million and commercial mortgage loans increased $23.4 million or 15% to $181.4 million in 2000. These increases are primarily due to local marketing and competitive loan pricing.

   Home equity loans increased $17.5 million or 21% to $102.8 million due primarily to mass marketing efforts and increased usage on existing lines.

   Residential mortgage loans increased $7.6 million or 6% due to lower payoffs on our existing portfolio due to rising interest rates. In 2000, the Company originated approximately $40 million in new residential real estate loans of which $24 million were retained in the portfolio and $16 million were sold to investors.

   Indirect loans increased $4.0 million or 2% to $219.3 million in 2000. This modest increase was intentional. The interest rate environment was such that the capital needed to support these lower yielding loans could be better utilized in higher-yielding commercial loans. Included in the indirect loans are $5.4 million in Harley Davidson motorcycle loans that had been originated as part of a national marketing initiative.

   The Company did not have any programs to buy subprime indirect loan paper or any other subprime credit.

   There were no loan concentrations exceeding 10% of total loans at December 31, 2000, which were not otherwise disclosed.

Loans by Type

                                                                   December 31,
                                                   --------------------------------------------
                                                     2001     2000     1999     1998     1997
-                                                  -------- -------- -------- -------- --------
                                                              (Dollars in thousands)
Commercial loans.................................. $146,691 $136,314 $107,557 $108,685 $ 54,658
Real estate loans--
   Construction, land acquisition and development
     loans........................................  102,594   46,082   22,566   41,640   36,525
   Commercial mortgage loans......................  213,689  181,380  158,008  114,373   73,376
   Residential mortgage loans.....................  105,168  127,794  120,191  117,438   96,766
   Home equity loans..............................  112,877  102,841   85,343   73,149   65,273
Indirect vehicle loans/(1)/.......................  224,311  219,348  215,364  165,341  105,807
Consumer loans/(2)/...............................   11,348   11,370   11,189   11,780   14,932
Credit card loans.................................        5       29       85      213      631
                                                   -------- -------- -------- -------- --------
                                                   $916,683 $825,158 $720,303 $632,619 $447,968
Less:
   Unearned discount..............................       38      138      334      632      636
   Allowance for loan losses......................    6,982    5,682    4,828    4,445    4,329
                                                   -------- -------- -------- -------- --------
   Loans, net..................................... $909,663 $819,338 $715,141 $627,542 $443,003
                                                   -------- -------- -------- -------- --------

--------
/(1)/ Indirect loans represent consumer loans made through a network of new car and motorcycle dealers.
/(2)/ Included in this amount are student loans, direct automobile loans and check credit loans.

   As evidenced by the previous table, loans secured by real estate comprise the greatest percentage of total loans. Most of the Company's residential real estate loans are secured by first mortgages and home equity loans are secured primarily by junior liens on one-to-four family residences in the Chicago Metropolitan area. Substantially all of the Company's combined portfolio of residential and home equity loans have loan to value ratios of less than eighty percent of the appraised value. Commercial mortgages and construction, land acquisition and development loans are generally secured by properties in the Chicago Metropolitan area. In 2000 the Bank began to participate in some larger nationally syndicated loans. Syndication loans totaled $51.8 million at December 31, 2001. Approximately half of these loans are to companies headquartered in the Chicago Metropolitan area and the remaining half are to companies headquartered outside of the Chicago area; however, there is no concentration of these loans in any specific region of the United States.

   Average loans for 2001 were $869.9 million, an increase of $91.6 million or 12% as compared to 2000. As shown in the following table, the increase is primarily in commercial, commercial mortgage, construction and home equity loans. Average loans for 2000 increased to $778.3 million, an increase of $102.4 million or 15% over the 1999 average.

Average Loans and Yield by Type

                                            2001           2000           1999
                                       -------------  -------------  -------------
                                        Amount  Yield  Amount  Yield  Amount  Yield
                                       -------- ----- -------- ----- -------- -----
                                                  (Dollars in thousands)
Commercial loans...................... $138,848 7.45% $120,152 8.50% $106,594 7.69%
Real estate:
   Construction, land acquisition and
     development loans................   77,064 7.56    38,530 9.85    32,349 8.94
   Commercial mortgage loans..........  196,524 8.00   165,157 8.07   139,079 7.87
   Residential mortgage loans.........  118,447 7.14   126,717 7.11   119,825 6.99
   Home equity loans..................  106,607 6.87    94,078 8.14    77,986 7.41
Indirect vehicle loans................  221,074 7.56   222,175 7.03   188,517 6.96
Consumer loans........................   11,350 8.33    11,465 8.85    11,582 8.27
                                       -------- ----  -------- ----  -------- ----
Total................................. $869,914 7.51% $778,274 7.79% $675,932 7.44%
                                       ======== ====  ======== ====  ======== ====

   The following table indicates the remaining contractual maturity distribution of selected loans at December 31, 2001:

Maturity Distribution of Selected Loans

                                                           One year      One to      Over
                                                          or less/(1)/ five years five years   Total
                                                          -----------  ---------- ---------- ---------
                                                                    (Dollars in thousands)
Commercial loans.........................................  $ 59,729    $  63,358   $ 23,604  $ 146,691
Real estate:
   Construction, land acquisition, and development loans.    53,444       32,332     16,818    102,594
   Commercial mortgage loans.............................    12,880      118,584     82,225    213,689
   Residential mortgage loans............................     3,122        5,859     96,187    105,168
   Home equity loans.....................................    14,423       43,401     55,053    112,877
                                                           --------    ---------   --------  ---------
                                                           $143,598    $263,534    $273,887  $681,019
                                                           ========    =========   ========  =========

--------
/(1)/ Includes demand loans.

   The following table indicates, for the loans in the Maturity Distribution table, the amounts due after one year which have fixed and variable interest rates at December 31, 2001:

                                                          Fixed   Variable
                                                          Rate      Rate    Total
                                                         -------- -------- --------
                                                           (Dollars in thousands)
Commercial loans........................................ $ 36,710 $ 50,252 $ 86,962
Real estate:
   Construction, land acquisition and development loans.    5,379   43,771   49,150
   Commercial mortgage loans............................  141,357   59,452  200,809
   Residential mortgage loans...........................   54,502   47,544  102,046
   Home equity loans....................................   19,994   78,460   98,454
                                                         -------- -------- --------
                                                         $257,942 $279,479 $537,421
                                                         ======== ======== ========

   Variable rate loans are those on which the interest rate can be adjusted for changes in the Company's index rate (similar to prime rate), various maturity U.S. Treasury rates, The Wall Street Journal's published prime rate, LIBOR or the brokers' call money rate. Certain of the loans classified as variable rate have a fixed rate for a certain period and then adjust after the fixed period expires. Fixed rate loans are those on which the interest rate cannot be changed during the term of the loan.

Deposits

   At year-end 2001, total deposits were $1.1 billion, an increase of $99.7 million or 10% compared to 2000. This increase was primarily due to a $49.2 million increase in time deposits and a $54.6 million increase in money market accounts which was the result of successful retail deposit promotions and to a much lesser extent the opening of the Chicago office in November 2000. These increases were offset by a decrease in noninterest-bearing demand deposits, primarily business accounts, by $9.6 million at year-end 2001. The decline in business checking is due to some lost business and customers reducing their balances and opting to pay for a portion of treasury management services in cash fees. At December 31, 2001, there were no brokered deposits.

   Average deposits for 2001 increased $58.1 million or 6% as compared to 2000. The increase in average deposits was primarily due to a $44.0 million increase in average time deposits and a $32.6 million increase in average money market deposits offset by a $12.5 million decrease in average savings and NOW accounts and a $6.0 million decrease in average noninterest-bearing demand deposits.

   Average deposits for 2000 increased $110.5 million or 13% as compared to 1999. The increase in average deposits was primarily due to an $89.1 million increase in average time deposits, and a $44.5 million increase in average money market deposits offset by a $33.4 million decrease in average savings and NOW accounts. In addition, average noninterest-bearing demand deposits, primarily business accounts, increased $10.3 million in 2000.

Average Deposits and Rate by Type

                                          2001            2000           1999
                                    ---------------  -------------  -------------
                                      Amount   Rate   Amount  Rate   Amount  Rate
                                    ---------- ----  -------- ----  -------- ----
                                                (Dollars in thousands)
Noninterest-bearing demand deposits $  193,778  -- % $199,753  -- % $189,448  -- %
Savings deposits and NOW accounts..    126,477 2.18   139,014 3.02   172,452 2.76
Money market accounts..............    125,163 3.32    92,581 4.75    48,112 3.43
Time deposits......................    564,325 5.41   520,297 6.05   431,150 5.43
                                    ---------- ----  -------- ----  -------- ----
Total.............................. $1,009,743 3.71% $951,645 4.21% $841,162 3.55%
                                    ========== ====  ======== ====  ======== ====

   As of December 31, 2001, the scheduled maturities of time deposits are as follows:

Maturity Distribution of Time Deposits

                                            (Dollars in
                                            thousands)
                        2002...............  $504,120
                        2003...............    45,157
                        2004...............     5,458
                        2005...............     7,641
                        2006...............     1,087
                        2007 and thereafter        69
                                             --------
                        Total..............  $563,532
                                             ========

Borrowings

   Short-term borrowings, which include Federal funds purchased, securities sold under agreements to repurchase, Treasury, tax and loan demand notes and draws on the Company's line of credit, were $102.0 million at December 31, 2001, increasing $18.3 million from $83.7 million at the end of 2000. The 2001 increase was primarily due to increases in Treasury tax and loan demand notes and an increase in securities sold under agreements to repurchase. In 2000, short-term borrowings decreased to $83.7 million from $98.0 million in 1999, primarily due to a decrease in Treasury tax and loan demand notes and, to a lesser extent, a decrease in Federal funds purchased and securities sold under agreements to repurchase.

   As a member of the Federal Home Loan Bank, the Bank may obtain advances secured by certain of its residential mortgage loans and other assets. The Company continued to utilize the Federal Home Loan Bank advances due to the comparatively favorable terms available. Borrowings increased to $86.0 million at December 31, 2001 from $81.0 million at December 31, 2000, up 6%. In 2000 total FHLB borrowings increased 29% from $63.0 million at December 31, 1999. Borrowings mature from 2002 to 2008 and bear fixed interest rates ranging from 5.23% to 7.14%. At December 31, 2001, $25 million in FHLB borrowings are callable at the discretion of the FHLB of Chicago. See Item 8 under Note 7 to the consolidated financial statements for additional information.

   At December 31, 2001 and 2000, the Company had $6 million in Trust Preferred Capital Securities outstanding bearing an interest rate of 10.6% and maturing in 2030. The securities are non-callable for 10 years and, after that period, have a declining 10 year premium call. These securities represent the Company's participation in a $300 million Pooled Trust Preferred Program that was distributed in an institutional private placement. The proceeds, which qualify as Tier I Capital for regulatory purposes, were used to pay down $2.1 million in short term debt, repurchase Company stock and for general corporate purposes.

Capital Resources

   One of the Company's primary objectives is to maintain strong capital to warrant the confidence of our customers, shareholders and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. Banking is inherently a risk-taking activity requiring a sufficient level of capital to effectively and efficiently manage inherent business risks. The Company's capital objectives are to:

    . maintain sufficient capital to support the risk characteristics of the Company and the Bank; and

    . maintain capital ratios which meet and exceed the "well-capitalized" regulatory capital ratio guidelines for the Bank, thereby minimizing regulatory intervention and lowering FDIC assessments.

   At December 31, 2001, the Company's shareholders' equity totaled to $99.6 million. The Company's and the Bank's capital ratios not only exceeded minimum regulatory guidelines, but also the FDIC criteria for "well-capitalized" banks. As a result of new procedures established to annually monitor future extensions of credit on the home equity lines, the Bank was able to control the growth in the risk weighted assets of the Bank, thereby resulting in an increase in the Company's capital ratios. See Item 8 under Note 10 to the financial statements for regulatory capital disclosures.

   In 2001, cash dividends declared totaled $2,905,000, a 3% increase from 2000. In 2000, cash dividends declared totaled $2,812,000, an 8% increase from 1999. The dividend payout ratio for 2001 was 21.29% as compared to 25.45% in 2000.

   During 2001, the Company repurchased a total of 50,974 shares of Common Stock at an average cost of $20.38 per share. These purchases were part of a stock repurchase program authorized on August 31, 2000 which allows the Company to purchase up to 200,000 shares (or approximately 3% of outstanding shares) of Common Stock through January 2002 in the open market or through negotiated transactions from time to time depending on market conditions. The stock repurchased is held as treasury stock to be used for general corporate purposes. Through December 31, 2001, the Company has repurchased 95,940 shares under this plan at an average price of $17.89 per share and there are approximately 104,000 shares remaining available to be repurchased under this program. In January 2002, this program was extended through August 2003.

   In 2000, repurchases totaled 253,500 shares at an average cost of $15.28 per share. These repurchases were made under three separate Board approved Stock Repurchase programs.

Branch Expansion

   One of the Company's primary growth strategies is branch expansion in the Chicago Metropolitan area. This form of growth requires a significant investment in nonearning assets during the construction phase. Upon completion, for a time, expenses exceed the income of the branch. While new branches retard short-term earnings, we believe our market warrants judicious office additions.

   The Company completed its 14/th office in Bolingbrook, Illinois in March 2002. The Company began depreciating capitalized costs associated with this branch when the branch was put into service. /

Critical Accounting Policies

   The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience, projected results and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

   The Company believes the policies that govern the allowance for loan losses and the deferred tax assets and liabilities are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections entitled Allowance and Provision for Loan Losses, and Income Tax Expense for a detailed description of the Company's estimation process and methodology related to these policies. In addition, refer to Item 8 Note 1 Significant Accounting Policies for additional description of the critical accounting policies as well as the other significant accounting policies of the Company.

Condensed Quarterly Earnings Summary

                                        2001                            2000
                           ------------------------------- -------------------------------
                           Fourth   Third  Second   First  Fourth   Third  Second   First
                           Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
                           ------- ------- ------- ------- ------- ------- ------- -------
                                               (Dollars in thousands)
Interest income........... $21,188 $21,603 $21,777 $21,790 $22,071 $21,719 $21,090 $19,303
Interest expense..........  10,380  11,583  12,414  13,065  13,594  13,581  12,741  11,062
                           ------- ------- ------- ------- ------- ------- ------- -------
Net interest income....... $10,808 $10,020 $ 9,363 $ 8,725 $ 8,477 $ 8,138 $ 8,349 $ 8,241
Provision for loan losses.     500     500     325     225     225     225     225     225
Other income..............   3,848   3,775   3,442   3,377   2,842   2,653   2,593   2,394
Other expense.............   8,436   8,068   7,837   7,587   6,634   6,721   6,934   6,828
                           ------- ------- ------- ------- ------- ------- ------- -------
Income before income taxes $ 5,720 $ 5,227 $ 4,643 $ 4,290 $ 4,460 $ 3,845 $ 3,783 $ 3,582
Income taxes..............   1,859   1,637   1,429   1,307   1,354   1,126   1,103   1,038
                           ------- ------- ------- ------- ------- ------- ------- -------
Net Income................ $ 3,861 $ 3,590 $ 3,214 $ 2,983 $ 3,106 $ 2,719 $ 2,680 $ 2,544
                           ======= ======= ======= ======= ======= ======= ======= =======

   The above quarterly financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

Impact of Pending Accounting Standards

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets required in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. FAS 142 is effective January 1, 2002 for calendar year companies; however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of FAS
142. As the Company currently has no recorded goodwill, the adoption of FAS 141 and FAS 142 will not impact the financial position or results of operation of the Company.

FORWARD LOOKING STATEMENTS

   This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of involving these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company's market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; the assessment of its provision and reserve for loan losses; significant increases in competition or changes in depositor preferences or loan demand, difficulties in identifying attractive branch sites or other expansion opportunities, or unanticipated delays in construction buildout; difficulties in attracting and retaining qualified personnel; and possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.

ITEM 7A.   Quantitative And Qualitative Disclosures About Market Risks

   See "Interest Rate Sensitivity" in Item 7 of this document.

ITEM 8.  Financial Statements And Supplementary Data

CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                      ----------------------
                                                                                         2001        2000
                                                                                      ----------  ----------
                                                                                      (Dollars in thousands)
Assets
Cash and due from banks.............................................................. $   54,097  $   55,291
Federal funds sold, securities purchased under agreements to
 resell and interest-bearing deposits with banks.....................................     56,001      15,759
Investment securities:...............................................................
   Securities held-to-maturity, at amortized cost (fair value of $10,509 and $99,617
     in 2001 and 2000, respectively).................................................     10,228      98,131
   Securities available-for-sale, at fair value......................................    317,161     221,854
                                                                                      ----------  ----------
       Total investment securities...................................................    327,389     319,985
Loans, net of unearned discount......................................................    916,645     825,020
Less-allowance for loan losses.......................................................     (6,982)     (5,682)
                                                                                      ----------  ----------
   Net loans.........................................................................    909,663     819,338
Premises and equipment, net..........................................................     23,466      23,117
Other assets.........................................................................     15,935      15,782
                                                                                      ----------  ----------
Total Assets......................................................................... $1,386,551  $1,249,272
                                                                                      ==========  ==========
Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits.................................................. $  211,939  $  221,552
Interest-bearing deposits:...........................................................
   Savings deposits and NOW accounts.................................................    136,156     130,602
   Money market accounts.............................................................    166,339     111,761
   Time deposits.....................................................................
       Under $100,000................................................................    293,302     279,139
       $100,000 and over.............................................................    270,230     235,172
                                                                                      ----------  ----------
Total interest-bearing deposits......................................................    866,027     756,674
                                                                                      ----------  ----------
Total deposits.......................................................................  1,077,966     978,226
Federal funds purchased, securities sold under agreements to repurchase and other
  short term debt....................................................................     82,013      71,967
Treasury, tax and loan demand notes..................................................     20,000      11,740
Federal Home Loan Bank (FHLB) borrowings.............................................     86,000      81,000
Trust Preferred Capital Securities...................................................      6,000       6,000
Other liabilities....................................................................     15,020      12,733
                                                                                      ----------  ----------
Total Liabilities....................................................................  1,286,999   1,161,666
Shareholders' Equity:
Preferred stock, no par value, authorized--100,000 shares, issued--none..............
Common Stock, $2 par value, authorized--16,000,000 shares in 2001 and 2000, issued--7,283,256 shares in 2001 and 2000, outstanding--6,310,631 shares in
  2001 and 6,345,745 shares in 2000..................................................     14,567      14,567
Surplus..............................................................................     11,878      11,849
Accumulated other comprehensive income, net of tax...................................      3,437       1,410
Retained earnings....................................................................     81,336      70,593
Less cost of shares in treasury, 972,625 common shares in 2001 and 937,511 common
  shares in 2000.....................................................................    (11,666)    (10,813)
                                                                                      ----------  ----------
Total Shareholders' Equity...........................................................     99,552      87,606
                                                                                      ----------  ----------
Total Liabilities and Shareholders' Equity........................................... $1,386,551  $1,249,272
                                                                                      ==========  ==========

         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Years Ended December 31,
                                                                             --------------------------------
                                                                                2001        2000      1999
                                                                               -------    -------    -------
                                                                             (Dollars in thousands except per
                                                                                      share amounts)
Interest income:
   Interest and fees on loans............................................... $65,202     $60,450    $50,078
   Interest on securities:..................................................
       U.S. Treasury and Government agencies................................  14,988      18,031     14,208
       Obligations of states and political subdivisions.....................   2,958       2,979      2,825
       Other securities.....................................................   1,332         888        830
   Interest on Federal funds sold and securities purchased under agreements
     to resell..............................................................   1,874       1,821      1,118
   Interest on deposits with banks..........................................       4          14        401
                                                                               -------    -------    -------
Total interest income.......................................................  86,358      84,183     69,460
Interest expense:
   Interest on savings deposits and NOW accounts............................   2,751       4,201      4,765
   Interest on money market accounts........................................   4,157       4,400      1,648
   Interest on time deposits................................................  30,558      31,465     23,428
   Interest on Federal funds purchased, securities sold under agreements to
     repurchase, and other short term debt..................................   3,491       5,405      3,042
   Interest on Treasury, tax and loan demand notes..........................     637       1,019        370
   Interest on FHLB borrowings..............................................   5,206       4,286      3,870
   Interest on Trust Preferred Capital Securities...........................     642         202         --
                                                                               -------    -------    -------
Total interest expense......................................................  47,442      50,978     37,123
                                                                               -------    -------    -------
Net interest income.........................................................  38,916      33,205     32,337
Provision for loan losses...................................................   1,550         900        840
                                                                               -------    -------    -------
Net interest income after provision for loan losses.........................  37,366      32,305     31,497
                                                                               -------    -------    -------
Other income:
   Service charges on deposit accounts......................................   6,032       4,671      3,600
   Investment management and trust fees.....................................   1,429       1,144      1,128
   Merchant credit card processing fees.....................................   3,777       2,552      1,858
   Fees on mortgages sold, net of commissions...............................     643         177        422
   Income from revenue sharing agreement....................................     900         900        900
   Other operating income...................................................   1,402       1,020        979
   Investment securities gains, net.........................................     259          18         79
                                                                               -------    -------    -------
Total other income..........................................................  14,442      10,482      8,966
                                                                               -------    -------    -------
Other expenses:
   Salaries and employee benefits...........................................  18,810      16,171     15,817
   Occupancy expense........................................................   2,035       1,797      1,683
   Equipment expense........................................................   1,991       1,822      1,657
   Data processing..........................................................   1,488       1,217      1,135
   Postage, stationery and supplies.........................................     963         869        865
   Advertising and business development.....................................   1,390       1,356      1,231
   Merchant credit card interchange expense.................................   2,993       1,942      1,419
   Other operating expenses.................................................   2,258       1,943      1,833
                                                                               -------    -------    -------
Total other expenses........................................................  31,928      27,117     25,640
                                                                               -------    -------    -------
Income before income taxes..................................................  19,880      15,670     14,823
Income tax expense..........................................................   6,232       4,621      4,277
                                                                               -------    -------    -------
Net income.................................................................. $13,648     $11,049    $10,546
                                                                               =======    =======    =======
Basic earnings per share.................................................... $  2.16     $  1.72    $  1.60
                                                                               =======    =======    =======
Diluted earnings per share.................................................. $  2.12     $  1.70    $  1.57
                                                                               =======    =======    =======

         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                    Class A
                                  Common Stock       Common Stock              Accumulated
                              -------------------  -----------------              Other                            Total
                                            Par                Par            Comprehensive Retained Treasury  Shareholders'
                                Shares     Value    Shares    Value  Surplus  Income (loss) Earnings  Stock       Equity
                              ----------  -------  --------- ------- -------  ------------- -------- --------  -------------
                                                (Dollars in thousands except share amounts)
Balance at December 31, 1998.  4,019,902  $ 8,040  3,263,354 $ 6,527 $11,955     $ 2,263    $54,406  $ (6,130)    $77,061
                              ----------  -------  --------- ------- -------     -------    -------  --------     -------
Comprehensive income, net of
 tax
 Net income..................                                                                10,546                10,546
 Unrealized holding loss
   during the period of
   $3,456, net of
   reclassification
   adjustment for realized
   gain included in net
   income of $52.............                                                     (3,508)                          (3,508)
                                                                                                                  -------
Total comprehensive income...                                                                                       7,038
Reclassification of common
 stock into Class A common
 stock and renamed Common
 Stock....................... (4,019,902)  (8,040) 4,019,902   8,040
Dividends declared...........                                                                (2,596)               (2,596)
Exercise of stock options
 (including tax benefit).....                                             30                              448         478
Purchase of treasury stock
 (105,500 common shares).....                                                                          (1,982)     (1,982)
                              ----------  -------  --------- ------- -------     -------    -------  --------     -------
Balance at December 31, 1999.         --  $    --  7,283,256 $14,567 $11,985     $(1,245)   $62,356  $ (7,664)    $79,999
                              ----------  -------  --------- ------- -------     -------    -------  --------     -------
Comprehensive income, net of
 tax
 Net income..................                                                                11,049                11,049
 Unrealized holding gain
   during the period of
   $2,667, net of
   reclassification
   adjustment for realized
   gain included in net
   income of $12.............                                                      2,655                            2,655
                                                                                                                  -------
Total comprehensive income...                                                                                      13,704
Dividends declared...........                                                                (2,812)               (2,812)
Exercise of stock options
 (including tax benefit).....                                           (136)                             723         587
Purchase of treasury stock
 (253,500 common shares).....                                                                          (3,872)     (3,872)
                              ----------  -------  --------- ------- -------     -------    -------  --------     -------
Balance at December 31, 2000.         --  $    --  7,283,256 $14,567 $11,849     $ 1,410    $70,593  $(10,813)    $87,606
                              ----------  -------  --------- ------- -------     -------    -------  --------     -------
Comprehensive income, net of
 tax
 Net income..................                                                                13,648                13,648
 Unrealized holding gain
   during the period of
   $2,198, net of
   reclassification
   adjustment for realized
   gain included in net
   income of $171............                                                      2,027                            2,027
                                                                                                                  -------
Total comprehensive income...                                                                                      15,675
Dividends declared...........                                                                (2,905)               (2,905)
Exercise of stock options
 (including tax benefit).....                                             29                              182         211
Purchase of treasury stock
 (50,794 common shares)......                                                                          (1,035)     (1,035)
                              ----------  -------  --------- ------- -------     -------    -------  --------     -------
Balance at December 31, 2001.         --  $    --  7,283,256 $14,567 $11,878     $ 3,437    $81,336  $(11,666)    $99,552
                              ==========  =======  ========= ======= =======     =======    =======  ========     =======


         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                                       -------------------------------
                                                                         2001       2000       1999
                                                                       ---------  ---------  ---------
                                                                            (Dollars in thousands)
Cash flows from operating activities:
 Net income........................................................... $  13,648  $  11,049  $  10,546
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization......................................     2,471      2,220      2,024
   Discount accretion.................................................      (931)      (856)      (875)
   Premium amortization...............................................       806      1,113      1,274
   Provision for loan losses..........................................     1,550        900        840
   Deferred taxes.....................................................      (570)      (111)      (244)
   Investment securities gains, net...................................      (259)       (18)       (79)
   Proceeds from sale of Broadview property...........................       300         --         --
   Gain on sale of Broadview property.................................      (172)        --         --
   Increase (decrease) from revenue sharing agreement.................       (97)        (3)        17
   Origination of real estate loans for sale..........................   (75,615)   (15,832)   (36,197)
   Proceeds from sale of real estate loans originated for sale........    71,301     16,059     39,962
   Gain on sale of mortgage loans originated for sale.................      (965)      (264)      (629)
   FHLB stock dividend................................................      (413)      (310)        --
   Increase in other assets...........................................       (62)    (2,550)    (4,133)
   Increase in other liabilities......................................     1,811        200      3,684
                                                                       ---------  ---------  ---------
Net cash provided by operating activities.............................    12,803     11,597     16,190

Cash flows from investing activities:
 Interest-bearing deposits with banks:
   Proceeds from maturities...........................................        --         --     11,480
 Securities held-to-maturity:
   Purchases..........................................................    (1,800)   (32,769)   (22,737)
   Proceeds from maturities, calls and paydowns.......................    13,598     29,179     65,788
 Securities available-for-sale:
   Purchases..........................................................  (128,389)   (46,549)  (303,996)
   Proceeds from maturities, calls and paydowns.......................    83,125     53,234     76,939
   Proceeds from sales................................................    29,932     29,620    127,438
 Increase in loans....................................................   (86,596)  (105,060)   (91,575)
 Purchases of premises and equipment..................................    (2,942)    (3,526)    (2,801)
                                                                       ---------  ---------  ---------
Net cash used in investing activities.................................   (93,072)   (75,871)  (139,464)

Cash flows from financing activities:
 Increase (decrease) in noninterest-bearing demand deposits...........    (9,613)    25,309      9,034
 Increase in interest-bearing deposit accounts........................   109,353     58,845    107,236
 Increase (decrease) in Federal funds purchased, securities sold under
   agreements to repurchase and short term debt.......................    10,046     (6,041)    (5,578)
 Increase (decrease) in Treasury, tax and loan demand notes...........     8,260     (8,260)    16,318
 Proceeds from FHLB borrowings........................................     5,000     23,000     10,500
 Repayment of FHLB borrowings.........................................        --     (5,000)    (5,000)
 Proceeds from Trust Preferred Capital Securities.....................        --      6,000         --
 Purchase of treasury stock...........................................    (1,035)    (3,872)    (1,982)
 Exercise of stock options............................................       211        587        478
 Cash dividends.......................................................    (2,905)    (2,812)    (2,596)
                                                                       ---------  ---------  ---------
Net cash provided by financing activities.............................   119,317     87,756    128,410
                                                                       ---------  ---------  ---------
Net increase in cash and cash equivalents.............................    39,048     23,482      5,136
Cash and cash equivalents at beginning of year........................    71,050     47,568     42,432
                                                                       ---------  ---------  ---------
Cash and cash equivalents at end of year.............................. $ 110,098  $  71,050  $  47,568
                                                                       =========  =========  =========
Supplemental disclosures:
 Interest paid........................................................ $  48,965  $  53,318  $  41,200
 Income taxes paid....................................................     6,365      4,175      4,672
 Transfer of securities to available-for-sale from held-to-maturity...    76,131         --         --

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

   The Company, through the Bank, operates in a single segment engaging in general retail and commercial banking business, primarily in the Chicago Metropolitan area. The services offered include demand, savings and time deposits, corporate cash management services, merchant card processing, commercial lending products such as commercial loans, construction loans, mortgages and letters of credit, and personal lending products such as residential mortgages, home equity lines and vehicle loans. The Bank has a full service investment management and trust department.

   The Bank formed a wholly-owned real estate subsidiary in 2000, Oak Real Estate Development Corporation, for the purpose of real estate development. The subsidiary will acquire, develop, rehabilitate, sell and/or rent single and multi-family residential real estate, residential apartment buildings and commercial properties that are part of or ancillary to residential real estate in Illinois.

   The Company formed a wholly owned subsidiary in 2000, FOBB Statutory Trust I, for the purpose of participating in a Pooled Trust Preferred Program. See
Note 7 to the financial statements for further discussion regarding this program.

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

   Loans: Loans are carried at the principal amount outstanding, net of unearned discount, including certain net deferred loan origination fees. Residential real estate loans that are originated for sale are carried at lower of aggregate cost or market and are typically sold within 60 days. Interest income on loans is accrued based on principal amounts outstanding.

   Loan Fees and Related Costs: Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield over the contractual life or the estimated life of the loan using the level-yield method.

   Allowance for Loan Losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, historical losses experienced by the industry, value of the underlying collateral and other relevant factors. Loans which are determined to be uncollectible are charged off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance.

   The Company's charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records commercial loan charge-offs on the basis of management's ongoing evaluation of collectibility. Consumer loans are charged off at the earlier of the time management can quantify a loss or when the loan becomes 180 days past due with the exception of a pending insurance claim or the pending resolution of a Chapter 13 bankruptcy payment plan. In addition, any loans which are classified as "loss" in regulatory examinations are completely charged off and loans classified as "doubtful" are charged off at 50%.

   The Company records specific valuation allowances on commercial, commercial mortgage and construction loans when a loan is considered to be impaired. A loan is impaired when, based on an evaluation of current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest) pursuant to the original contractual terms. The Company measures impairment based upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans, such as residential mortgage, home equity, indirect vehicle and consumer loans, are collectively evaluated for impairment. Interest income on impaired loans is recognized using the cash basis method.

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

   Income Taxes: The Company and its subsidiaries file consolidated income tax returns. The Bank provides for income taxes on a separate return basis and remits to the Company amounts determined to be currently payable. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

   Earnings Per Share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options.

   Stock Options: The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Comprehensive Income: Comprehensive income consists of net income and the change in net unrealized gains (losses) on available-for-sale securities and is presented in the Consolidated Statements of Changes in Shareholders' Equity.

   Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, Federal funds sold, securities purchased under agreements to resell and interest bearing deposits with banks with original maturities of 90 days or less.

   Reclassifications: Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to their 2001 presentation.

   New Accounting Standards: The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), on January 1,
2001. This standard requires that all derivatives be recognized on the balance sheet at fair value, with changes in fair value recorded through earnings or other comprehensive income depending on whether certain hedge criteria are met. As the Company had no derivative instruments, there was no impact upon adoption.

   The Company adopted Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125 (FAS 140) on April 1, 2001. This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of FAS 125's provisions without reconsideration. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000. As the Company had no securitizations, there was no impact upon adoption.

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets required in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. FAS 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of FAS
142. As the Company currently has no recorded goodwill, the adoption of FAS 141 and FAS 142 has no impact on the financial position or results of operation of the Company.

Note 2.  Cash and Due From Banks

   Cash and due from banks include reserve balances that the Bank is required to maintain in either vault cash or with the Federal Reserve Bank of Chicago. These required reserves are based principally on deposits outstanding. The average reserves required for 2001 and 2000 were $1,047,000 and $1,539,000, respectively.

Note 3.  Investment Securities

   The aggregate amortized cost and fair value of securities, and gross unrealized gains and losses at December 31 follow:

                                                     Amortized Unrealized Unrealized
                                                       Cost      Gains      Losses   Fair Value
                                                     --------- ---------- ---------- ----------
                                                               (Dollars in thousands)
2001
 Securities available-for-sale:
   U.S. Treasury.................................... $ 15,947    $  614     $  --     $ 16,561
   U.S. Government agencies.........................  230,177     3,879       (30)     234,026
   Agency mortgage-backed securities................    7,388        90       (41)       7,437
   Agency collateralized mortgage obligations.......      300         4        --          304
   Obligations of states and political subdivisions.   36,982     1,013      (159)      37,836
   Corporate and other securities...................   21,158       395      (556)      20,997
                                                     --------    ------     -----     --------
   Total securities available-for-sale.............. $311,952    $5,995     $(786)    $317,161
                                                     ========    ======     =====     ========

 Securities held-to-maturity:
   U.S. Treasury.................................... $     --    $   --     $  --     $     --
   U.S. Government agencies.........................       --        --        --           --
   Agency mortgage-backed securities................      775        18        --          793
   Agency collateralized mortgage obligations.......       --        --        --           --
   Obligations of states and political subdivisions.    8,953       262       (18)       9,197
   Corporate and other securities...................      500        19        --          519
                                                     --------    ------     -----     --------
   Total securities held-to-maturity................ $ 10,228    $  299     $ (18)    $ 10,509
                                                     ========    ======     =====     ========

2000
 Securities available-for-sale:
   U.S. Treasury.................................... $ 16,466    $  257     $  --     $ 16,723
   U.S. Government agencies.........................  161,605     1,541       (83)     163,063
   Agency mortgage-backed securities................    7,495         5       (61)       7,439
   Agency collateralized mortgage obligations.......      808        --        (1)         807
   Obligations of states and political subdivisions.   20,117       515       (21)      20,611
   Corporate and other securities...................   13,227       217      (233)      13,211
                                                     --------    ------     -----     --------
   Total securities available-for-sale.............. $219,718    $2,535     $(399)    $221,854
                                                     ========    ======     =====     ========

 Securities held-to-maturity:
   U.S. Treasury.................................... $ 10,117    $   --     $ (47)    $ 10,070
   U.S. Government agencies.........................   49,853       899        (3)      50,749
   Agency mortgage-backed securities................    4,422        18        (5)       4,435
   Agency collateralized mortgage obligations.......       --        --        --           --
   Obligations of states and political subdivisions.   33,239       727      (129)      33,837
   Corporate and other securities...................      500        26        --          526
                                                     --------    ------     -----     --------
   Total securities held-to-maturity................ $ 98,131    $1,670     $(184)    $ 99,617
                                                     ========    ======     =====     ========

   Upon adoption of FAS 133 on January 1, 2001, the Company reclassified held-to-maturity securities with a carrying value of $76,131,000 to available-for-sale securities with a fair value of $77,366,000.

   The amortized cost and fair value of investment securities at December 31, 2001, by contractual maturity, are shown below. Agency mortgage-backed securities and collateralized mortgage obligations are presented in the table based on their estimated average lives, which will differ from contractual maturities due to principal prepayments. Actual maturities of the securities may differ from that reflected in the table due to securities with call features. Such securities are assumed to be held to contractual maturity for maturity distribution purposes. Other securities include equity securities and $6.1 million in Federal Home Loan Bank of Chicago stock, which have no stated maturity date.

                                                     December 31, 2001
                                                   ----------------------
                                                   Amortized     Fair
                                                     Cost        Value
                                                   ---------    --------
                                                   (Dollars in thousands)
        Securities available-for-sale:
           Due in one year or less................ $ 62,627    $ 63,544
           Due after one year through five years..  116,266     118,904
           Due after five years through ten years.  100,650     102,296
           Over ten years.........................   26,093      25,885
           Other securities.......................    6,316       6,532
                                                   --------     --------
                                                   $311,952    $317,161
                                                   ========     ========
        Securities held-to-maturity:
           Due in one year or less................ $  1,697    $  1,732
           Due after one year through five years..    3,431       3,552
           Due after five years through ten years.    4,567       4,693
           Over ten years.........................      533         532
                                                   --------     --------
                                                   $ 10,228    $ 10,509
                                                   ========     ========

   At December 31, 2001, investment securities with a book value of $262,264,000 were pledged as collateral to secure certain deposits, securities sold under agreements to repurchase and FHLB borrowings.

   Proceeds from sales of available-for-sale investments in debt and equity securities during 2001, 2000 and 1999 were $29,932,000, $29,620,000 and
$127,438,000, respectively. Gross gains of $259,000 and no losses were realized in 2001. Gross gains of $388,000 and gross losses of $370,000 were realized in 2000. Included in the gains in 2000 is a gain of $254,000 from the revaluation of stock received in the exchange of the Company's privately held shares of its former ATM network for publicly traded shares of the acquiring company. Gross gains of $101,000 and gross losses of $22,000 were realized in 1999.

Note 4.  Loans

   Loans outstanding at December 31 follow:

                                                          2001        2000
                                                        --------    --------
                                                       (Dollars in thousands)
    Commercial loans.................................. $146,691     $136,314
    Real estate loans--
       Construction, land acquisition and development.  102,594       46,082
       Commercial mortgage............................  213,689      181,380
       Residential mortgage...........................  105,168      127,794
       Home equity....................................  112,877      102,841
    Indirect vehicle loans............................  224,311      219,348
    Consumer loans....................................   11,353       11,399
                                                        --------    --------
       Total loans....................................  916,683      825,158
       Less unearned discount.........................      (38)        (138)
                                                        --------    --------
       Loans, net of unearned discount................ $916,645     $825,020
                                                        ========    ========

   The Company originates real estate, commercial and consumer loans primarily within the Chicago Metropolitan area. In 2000, the Bank began to participate in some larger nationally syndicated loans for Companies outside of the Chicago area. However, there is no concentration of these loans in any other region of the United States. Generally, real estate and consumer loans are secured by various items of property such as first and second mortgages, automobiles, motorcycles and cash collateral.

   The commercial loan portfolio is substantially secured by business assets. At December 31, the commercial loan portfolio included nationally syndicated loans with a balance of $51.8 million and $43.5 million in 2001 and 2000, respectively.

   The Company's construction, land acquisition and development loans are made primarily in the Chicago area and consist primarily of land and developments of 1-4 family dwellings in the greater Chicago area and retail properties.

   The Company's commercial real estate portfolio is primarily collateralized by multi-family properties, owner occupied industrial properties and investment properties in the Chicago area.

   The Company's indirect loan portfolio is primarily generated from Chicago Metropolitan area auto and motorcycle dealers. Included in this total are Harley Davidson motorcycle loans originated in 12 states as part of a national marketing initiative with a balance of $19 million and $5.4 million at December 31, 2001 and 2000, respectively. The Company utilizes credit underwriting standards that management believes result in a high quality new and used indirect loan portfolio. Management continually monitors the dealer relationships to ensure the Company is not dependent on any one dealer as a source of such loans. The Company does not have any sub-prime loan programs.

   Loans secured by residential real estate are expected to be paid by the borrowers' cash flows or proceeds from the sale or refinancing of the underlying real estate. Such loans are primarily secured by real estate within the Chicago Metropolitan area. Performance of these loans may be affected by conditions influencing the local economy and real estate market. Substantially all of the Company's combined portfolio of residential mortgages and home equity loans have loan to value ratios of less than eighty percent of the appraised value.

   At December 31, 2001 and 2000 loans held for sale of $5,749,000 and $470,000, respectively. These loans are typically sold servicing released within 60 days of origination.

   An analysis of the allowance for loan losses follows:

                                            2001    2000    1999
                                           ------  ------  ------
                                           (Dollars in thousands)
              Balance at beginning of year $5,682  $4,828  $4,445
              Provision for loan losses...  1,550     900     840
              Recoveries..................     73     164      71
              Charge-offs.................   (323)   (210)   (528)
                                           ------  ------  ------
              Balance at end of year...... $6,982  $5,682  $4,828
                                           ======  ======  ======

   The Company had $1,295,000 and $121,000 of nonaccrual loans at December 31, 2001 and 2000, respectively. Included in the nonaccrual balance at December 31, 2001 was one loan for $1,283,000 that was classified as impaired with a specific valuation allowance of $252,000. None of the nonaccrual loans were considered impaired at December 31, 2000. The average balance of impaired loans was $555,000, $16,000 and $134,000 for 2001, 2000 and 1999, respectively. The
Company did not recognize any interest income associated with impaired loans while the loans were considered impaired during 2001, 2000 or 1999. If interest had been accrued at its original rate, such income would have approximated $106,000 in 2001, $2,000 in 2000 and $15,000 in 1999.

Note 5.   Premises and Equipment

   A summary of premises and equipment at December 31 follows:

                                                              2001        2000
                                                            --------    --------
                                                           (Dollars in thousands)
 Land..................................................... $  4,491     $  4,283
 Buildings and improvements...............................   22,383       20,875
 Leasehold improvements...................................    1,028        1,005
 Data processing equipment, office equipment and furniture   15,772       15,355
                                                            --------    --------
                                                             43,674       41,518
 Less accumulated depreciation and amortization...........  (20,208)     (18,401)
                                                            --------    --------
 Premises and equipment, net.............................. $ 23,466     $ 23,117
                                                            ========    ========

   The Company has entered into a number of noncancellable operating lease agreements for certain of its subsidiary bank's office premises. The minimum annual net rental commitments under these leases, which extend until 2011, are as follows:

                                            (Dollars in
                                            thousands)
                        2002...............   $  291
                        2003...............      232
                        2004...............      211
                        2005...............      218
                        2006...............      226
                        2007 and thereafter      781
                                              ------
                                              $1,959
                                              ======

   Total rental expense for 2001, 2000, and 1999 was approximately $395,000, $223,000 and $197,000 respectively, which included payment of certain occupancy expenses as defined in the lease agreements.

   The Company's aggregate future minimum net rentals to be received under noncancellable leases from third party tenants which expire in 2006 are as follows:

                                     (Dollars in
                                     thousands)
                                2002    $241
                                2003     180
                                2004     181
                                2005     186
                                2006     175
                                        ----
                                        $963
                                        ====

   The Company also receives reimbursement from its tenants for certain occupancy expenses including taxes, insurance and operational expenses, as defined in the lease agreements.

Note 6.   Deposits

   As of December 31, 2001, the scheduled maturities of time deposits are as follows:

Maturity Distribution of Time Deposits

                                            (Dollars in
                                            thousands)
                        2002...............  $504,120
                        2003...............    45,157
                        2004...............     5,458
                        2005...............     7,641
                        2006...............     1,087
                        2007 and thereafter        69
                                             --------
                           Total...........  $563,532
                                             ========

Note 7.  Borrowings

   The Company's borrowings at December 31, 2001 and 2000 consisted of short term borrowings, Federal Home Loan Bank (FHLB) borrowings and Trust Preferred Capital Securities.

   Short term borrowings consist of Federal funds purchased, securities sold under agreements to repurchase (repos), Treasury, tax and loan demand notes and draws on the Company's revolving line of credit.

   Information related to short-term borrowings at December 31 is summarized as follows:

                                                   2001      2000     1999
                                                 --------  --------  -------
                                                    (Dollars in thousands)
  Securities sold under agreements to repurchase $ 80,788  $ 71,967  $78,008
  Federal funds purchased.......................       --        --       --
  Treasury, tax and loan demand notes...........   20,000    11,740   20,000
  Draws on line of credit.......................    1,225        --       --
                                                 --------  --------  -------
  Total......................................... $102,013  $ 83,707  $98,008
                                                 ========  ========  =======
  Average during the year.......................   96,675   109,053   71,828
  Maximum month-end balance.....................  192,702   182,026   98,150
  Average rate at year-end......................     2.68%     5.75%    4.93%
  Average rate during the year..................     4.27%     5.89%    4.75%

   The Federal funds purchased generally represent one day borrowings obtained from correspondent banks during the year. The repos represent borrowings which generally have maturities within one year and are secured by U.S. Treasury and agency securities. The Treasury, tax and loan demand notes are generally repaid within 90 days from the transaction date and are secured by municipal securities and commercial loans.

   The Company has a revolving line of credit arrangement with a third party unaffiliated bank for $15 million which matures on April 1, 2002 and is expected to be renewed annually. Each draw has various terms. The outstanding balance on this line was $1,225,000 at December 31, 2001.

   Federal Home Loan Bank fixed rate borrowings at December 31:

                                          2001          2000
                                      ------------  ------------
               Maturity               Amount  Rate  Amount  Rate
               --------               ------- ----  ------- ----
                                        (Dollars in thousands)
               September 25, 2002.... $ 5,000 6.41% $ 5,000 6.41%
               February 5, 2003......   1,000 5.59    1,000 5.59
               February 19, 2003.....  10,000 5.84   10,000 5.84
               November 20, 2003.....   1,500 5.43    1,500 5.43
               November 24, 2003.....   8,000 6.50    8,000 6.50
               January 7, 2004.......   6,000 5.49    6,000 5.49
               February 9, 2004......   5,000 6.76       --   --
               February 7, 2005......   1,500 5.74    1,500 5.74
               February 19, 2005.....  10,000 5.97   10,000 5.97
               March 21, 2005/ (1)/..   5,000 6.53    5,000 6.53
               March 21, 2005/ (2)/..   5,000 6.20    5,000 6.20
               March 21, 2005........   5,000 7.14    5,000 7.14
               February 5, 2007......   2,000 5.83    2,000 5.83
               January 12, 2008/ (3)/  15,000 5.23   15,000 5.23
               February 19, 2008.....   6,000 6.04    6,000 6.04
                                      ------- ----  ------- ----
               Total/Average rate.... $86,000 6.01% $81,000 5.96%
                                      =======       =======

--------
(1) Callable beginning March 20, 2002 and quarterly thereafter.
(2) Callable March 20, 2002 and quarterly thereafter.
(3) Callable January 12, 2003.

   Callable borrowings have the potential to be called in whole or in part at the discretion of the FHLB.

   The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to keep on hand, at all times, free of all other pledges, liens, and encumbrances, first mortgage residential loans listed as collateral for the outstanding borrowings from the FHLB. In addition, the Bank specifically assigned certain multi-family loans and agency securities to the FHLB which increases the Company's borrowing capacity. All stock in the FHLB, totaling $6,056,000 and $5,642,000 at December 31, 2001 and 2000, respectively, is pledged as additional collateral for these borrowings.

   The Company has $6 million of Trust Preferred Capital Securities outstanding at December 31, 2001 and 2000 that were part of a $300 million Pooled Trust Preferred offering distributed in an institutional private placement. The securities bear an interest rate of 10.6% and mature on September 15, 2030 and are non-callable for 10 years and, after that period, the securities have a declining 10 year premium call. The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Note 8.  Income Taxes

   The components of income tax expense for the years ended December 31 follow:

                                          2001    2000    1999
                                         ------  ------  ------
                                         (Dollars in thousands)
                Current provision....... $6,802  $4,732  $4,521
                Deferred benefit........   (570)   (111)   (244)
                                         ------  ------  ------
                Total income tax expense $6,232  $4,621  $4,277
                                         ======  ======  ======

 The net deferred tax assets at December 31 consisted of the following:

                                                               2001      2000
                                                              ------    ------
                                                               (Dollars in
                                                                thousands)
 Gross deferred tax assets:
    Book over tax loan loss reserve........................ $2,770      $2,254
    Revenue sharing agreement..............................    154         427
    Retirement plan........................................    466         385
    Deferred compensation plans............................    749         562
    Other, net.............................................     17          31
                                                              ------    ------
        Total deferred tax assets..........................  4,156       3,659
 Gross deferred tax liabilities:
    Unrealized gains on securities available-for-sale......  1,771         726
    Accretion of discount on securities....................    188         234
    Depreciation...........................................    699         766
    Book over tax basis of land............................    273         205
    FHLB stock dividends...................................    334         180
    Deferred loan costs....................................     61         184
    Other, net.............................................    229         288
                                                              ------    ------
        Total deferred tax liabilities..................... $3,555      $2,583
                                                            ======      ======
        Net deferred tax assets............................ $  601      $1,076
                                                            ======      ======

   No valuation allowance related to deferred tax assets has been recorded at December 31, 2001 and 2000 as management believes it is more likely than not that the deferred tax assets will be fully realized.

   The effective tax rates for 2001, 2000, and 1999 were 31.3%, 29.5%, and 28.9%, respectively. Income tax expense was less than the amount computed by applying the Federal statutory rate of 35% due to the following:

                                                                     Years ended December 31,
                                                                     -----------------------
                                                                      2001     2000    1999
                                                                     ------   ------  ------
                                                                      (Dollars in thousands)
Tax expense at statutory rate....................................... $6,958   $5,486  $5,188
Increase (decrease) in taxes resulting from:
   Income from obligations of states and political subdivisions and
     certain loans not subject to Federal income taxes..............   (948)    (917)   (956)
   State income taxes...............................................     76      (39)    166
   Other, net.......................................................    146       91    (121)
                                                                     ------   ------  ------
Total income tax expense............................................ $6,232   $4,621  $4,277
                                                                     ======   ======  ======

Note 9.  Shareholders' Equity

   At December 31, 2001, the Company has reserved for issuance 769,663 shares of Common Stock for the Stock Option Plan and 9,926 shares for the Deferred Directors Stock Plan.

   Payment of dividends by the Bank is subject to both Federal and state banking laws and regulations that limit the amount of dividends that can be paid by the bank without prior regulatory approval. At December 31, 2001, $32,210,000 of undistributed earnings was available for the payment of dividends by the subsidiary bank without prior regulatory approval.

Note 10.  Regulatory Capital

   The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Regulations require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital, minimum ratios of total and Tier 1 capital to risk-weighted assets, and a minimum ratio of Tier 1 capital to average assets to ensure capital adequacy. Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

   The Company and the Bank's actual capital amounts and ratios are presented in the following table. As of December 31, 2001 and 2000, the most recent regulatory notification categorized the Bank as well capitalized. At December 31, 2001, there are no conditions or events since that notification that management believes have changed the institution's category.

                                                             Capital Required To Be
                                                         -----------------------------
                                                          Adequately
                                             Actual       Capitalized  Well Capitalized
                                         --------------  ------------  ---------------
                                          Amount  Ratio  Amount  Ratio  Amount    Ratio
                                         -------- -----  ------- ----- --------   -----
                                                     (Dollars in thousands)
As of December 31, 2001:
Total Capital (to Risk Weighted Assets).
   Consolidated......................... $109,096 10.72% $81,436   8%  $101,796    10%
   Oak Brook Bank.......................  112,481 11.07   81,319   8    101,649    10
Tier 1 Capital (to Risk Weighted Assets)
   Consolidated......................... $102,114 10.03% $40,718   4%  $ 61,077     6%
   Oak Brook Bank.......................  105,499 10.38   40,660   4     60,990     6
Tier 1 Capital (to Average Assets)
   Consolidated......................... $102,114  7.42% $55,085   4%  $ 68,856     5%
   Oak Brook Bank.......................  105,499  7.67   55,018   4     68,772     5

As of December 31, 2000:                       --
Total Capital (to Risk Weighted Assets)
   Consolidated......................... $ 97,877 10.35% $75,682   8%  $ 94,602    10%
   Oak Brook Bank.......................   94,895 10.04   75,582   8     94,478    10
Tier 1 Capital (to Risk Weighted Assets)
   Consolidated......................... $ 92,195  9.75% $37,841   4%  $ 56,761     6%
   Oak Brook Bank.......................   89,213  9.44   37,791   4     56,687     6
Tier 1 Capital (to Average Assets)
   Consolidated......................... $ 92,195  7.47% $49,337   4%  $ 61,671     5%
   Oak Brook Bank.......................   89,213  7.24   49,275   4     61,593     5

Note 11.   Earnings Per Share

   The following table sets forth the computation for basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999:

                                                       2001        2000        1999
                                                    ----------- ----------- -----------
Net income......................................... $13,648,000 $11,049,000 $10,546,000
                                                    =========== =========== ===========
Denominator for basic earnings per share-weighted
  average shares outstanding.......................   6,332,600   6,432,411   6,604,887
Effect of diluted securities:
   Stock options issued to employees and directors.     108,696      72,714     128,360
                                                    ----------- ----------- -----------
Denominator for diluted earnings per share
  outstanding......................................   6,441,296   6,505,125   6,733,247
                                                    =========== =========== ===========
Earnings per share:
   Basic...........................................       $2.16       $1.72       $1.60
   Diluted.........................................       $2.12       $1.70       $1.57
                                                    =========== =========== ===========

   During 2001, 2000 and 1999 there were on average 8,000, 197,833 and 51,884 options outstanding, respectively, that were not included in diluted earnings per share because their effect would be antidilutive.

Note 12.  Contingencies

   The Company and the Bank are not subject to any material pending or threatened legal actions as of December 31, 2001.

   The Company is a party to a revenue sharing agreement in connection with the sale in 1997 of the Company's credit card portfolio. Under this agreement, the Company will share the revenue from the sold portfolio for each of the five twelve month periods beginning July, 1997, subject to a maximum annual payment of $900,000. Income recognized in accordance with the revenue sharing agreement amounted to $900,000 in 2001, 2000 and 1999. This agreement terminates on June 30, 2002.

Note 13.  Stock-Based Compensation

   The Company has a nonqualified stock option plan for officers and directors. Options may be granted at a price not less than the market value on the date of grant, are subject to various vesting schedules and are exercisable, in part, beginning at least one day following the date of grant and no later than ten years from the date of grant.

   Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.26%, 4.83% and 6.57%; dividend yields of 3.1%, 3.1% and 2.8%, volatility factor of the expected market price of the Company's Common Stock of 31.3%, 30.0% and 27.8%; and a weighted-average expected life of the option of 5 years.

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

   For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                     Years ended December 31,
                                                                -----------------------------------
                                                                   2001        2000        1999
                                                                ----------- ----------- -----------
Net income as reported......................................... $13,648,000 $11,049,000 $10,546,000
Pro forma net income........................................... $13,543,000 $10,855,000 $10,326,000
Earnings per share as reported:
   Basic....................................................... $      2.16 $      1.72 $      1.60
   Diluted..................................................... $      2.12 $      1.70 $      1.57
Pro forma earnings per share:
   Basic....................................................... $      2.14 $      1.69 $      1.56
   Diluted..................................................... $      2.10 $      1.67 $      1.53
Weighted-average fair value of options granted during the year: $      4.60 $      4.12 $      4.98

   A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                2001               2000               1999
                                         ------------------ ------------------ ------------------
                                                  Weighted-          Weighted-          Weighted-
                                                   Average            Average            Average
                                                  Exercise           Exercise           Exercise
                                         Options    Price   Options    Price   Options    Price
                                         -------  --------- -------  --------- -------  ---------
Outstanding at the beginning of the year 451,850   $13.65   500,326   $12.40   448,624   $ 9.99
Granted.................................  63,300    18.20    46,100    16.10   124,500    18.27
Exercised............................... (15,680)   10.19   (73,175)    5.94   (57,798)    4.93
Forfeited............................... (13,920)   18.00   (21,401)   16.25   (15,000)   17.63
                                         -------            -------            -------
Outstanding at the end of the year...... 485,550   $14.23   451,850   $13.65   500,326   $12.40
                                         =======            =======            =======
Exercisable at the end of the year...... 334,910   $12.51   288,820   $11.49   288,829   $ 9.13
                                         =======            =======            =======

   Exercise prices for options outstanding as of December 31, 2001 ranged from $7.47 to $24.00 per share. The weighted-average remaining contractual life of those options is 5.83 years.

Note 14.  Employee Benefit Plans

   The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed 15%. The Company matches dollar for dollar up to 4% of the employee's eligible salary. All participant and employer contributions are 100% vested. For 2001, 2000 and 1999, the Company's expense for this plan was $423,000, $371,000 and $335,000, respectively.

   The Company also has a profit sharing plan, under which the Company, at its discretion, could contribute up to the maximum amount deductible for the year. For 2001, 2000 and 1999, the Company's expense for this plan was $247,000, $209,000 and $193,000, respectively.

   The Company has an executive deferred compensation plan. The purpose of this non-qualified plan is to allow certain executive officers the opportunity to maximize their elective contributions to the 401(k) savings plan and provide contributions notwithstanding certain restrictions or limitations in the Internal Revenue Code. The Company has both an asset and an offsetting liability recorded in the financial statements totaling $1,106,000 and $825,000 at December 31, 2001 and 2000, respectively. For 2001, 2000 and 1999 the Company's expense for this plan was $165,000, $73,000 and $109,000, respectively.

   The Company also entered into supplemental pension agreements with certain executive officers. Under these agreements, the Company is obligated to provide at a prescribed retirement date, a supplemental pension based upon a percentage of the executive officer's final base salary. The Company's liability recorded for this plan totaled $1,173,000 and $971,000 at December 31, 2001 and 2000, respectively. For 2001, 2000 and 1999, the Company's expense for this plan was $202,000, $179,000 and $172,000, respectively.

Note 15.  Related Party Transactions

   The Bank has made, and expects in the future to continue to make, loans to the directors, executive officers and associates of the Bank and the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility. The aggregate amount of these loans was $10,928,000 and $8,758,000 at December 31, 2001 and 2000, respectively. During 2001, new related party loans totaled $7,006,000 and repayments totaled $4,836,000.

   Certain principal shareholders of the Company are also principal shareholders of Amalgamated Investments Company, parent of Amalgamated Bank of Chicago. The Company's subsidiary bank periodically enters into loan participations with Amalgamated Bank of Chicago. At December 31, 2001 the Company had one loan participation purchased from Amalgamated Bank of Chicago totaling $1,283,000. At December 31, 2000, there were no related party loan participations.

Note 16.  Financial Instruments With Off Balance Sheet Risk

   In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, standby letters of credit and commercial letters of credit (collectively "commitments") that are not reflected in the consolidated financial statements.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments is limited to their contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Performance standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Financial standby letters of credit are conditional guarantees of payment to a third party on behalf of a customer of the Company. These commitments are subject to the same credit policies followed for loans recorded in the financial statements.

   A summary of these commitments to extend credit at December 31 follows:

                                                            2001        2000
                                                          --------    --------
                                                         (Dollars in thousands)
Commercial loans........................................ $119,832    $ 99,086
Real estate:
   Construction, land acquisition and development loans.   74,150      59,156
   Home equity loans....................................  126,514     114,272
Check credit............................................      878         848
Performance standby letters of credit...................   13,122       4,732
Financial standby letters of credit.....................    6,897       3,319
                                                          --------    --------
Total commitments....................................... $341,393    $281,413
                                                          ========    ========

Note 17.  Fair Value of Financial Instruments

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

      Cash and cash equivalents: The carrying amounts reported on the balance sheet for cash, short-term instruments and interest-bearing deposits with banks approximate fair value.

      Investment securities: Fair values for investment securities are based on quoted market prices.

      Loans: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value for all other loans is estimated using discounted cash flow analyses, which uses interest rates currently being offered for similar loans of similar credit quality. The fair value does not include potential premiums available in a portfolio sale.

      Accrued interest receivable: The carrying amounts of accrued interest receivable approximate fair value.

      Deposit liabilities: The fair values for certain deposits (e.g., noninterest-bearing demand deposits, savings deposits, NOW and money market accounts) are, by definition, equal to the amount payable on demand. The fair value estimates do not include the intangible value of the existing customer base. The carrying amounts for variable rate money market accounts approximate their fair values. Fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities.

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

   The estimated fair values of the Company's significant financial instruments as of December 31, 2001 and 2000, are as follows:

                                               2001                2000
                                        ------------------- -------------------
                                        Carrying            Carrying
                                         Amount  Fair Value  Amount  Fair Value
                                        -------- ---------- -------- ----------
                                                (Dollars in thousands)
 Financial Assets
    Cash and cash equivalents.......... $110,098  $110,098  $ 71,050  $ 71,050
    Investment securities..............  327,389   327,670   319,985   321,471
    Loans..............................  916,645   930,608   825,020   819,753
    Accrued interest receivable........    8,941     8,941     9,611     9,611
 Financial Liabilities
    Time deposits......................  563,532   568,301   514,311   517,696
    Other deposits.....................  514,434   514,434   463,915   463,915
    Short-term debt....................  102,013   102,169    83,707    84,100
    Federal Home Loan Bank borrowings..   86,000    87,183    81,000    82,455
    Trust Preferred Capital Securities.    6,000     6,323     6,000     6,373
    Accrued interest payable...........    5,022     5,022     5,692     5,692
 Off-balance sheet commitments
    Commercial.........................       --       200        --        81
    Home equity........................       --       101        --        97
    Check credit.......................       --        20        --        16

Note 18.  Parent Company Only Financial Information

   Following are the condensed balance sheets, statements of income and cash flows for First Oak Brook Bancshares, Inc.:

Balance Sheets (Parent Company Only)

                                                              December 31,
                                                         ----------------------
                                                            2001        2000
                                                          --------    -------
                                                         (Dollars in thousands)
Assets
   Cash and cash equivalents on deposit with subsidiary. $    111    $ 3,799
   Investment in subsidiaries...........................  108,973     90,767
   Securities available-for-sale........................      476        320
   Due from subsidiaries................................       80        757
   Equipment, net.......................................       91        102
   Other assets.........................................    1,116        879
                                                          --------    -------
       Total Assets..................................... $110,847    $96,624
                                                          ========    =======
Liabilities and Shareholders' equity
   Short term debt...................................... $  1,225    $    --
   Trust Preferred Capital Securities...................    6,000      6,000
   Other liabilities....................................    4,070      3,018
                                                          --------    -------
       Total Liabilities................................   11,295      9,018
   Shareholders' Equity.................................   99,552     87,606
                                                          --------    -------
       Total Liabilities and Shareholders' Equity....... $110,847    $96,624
                                                          ========    =======

Statements of Income (Parent Company Only)

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                         2001     2000    1999
                                                                        -------  ------- -------
                                                                         (Dollars in thousands)
Income:
   Dividends from subsidiaries......................................... $   309  $ 6,316 $   333
   Other income........................................................     795      777     878
   Gain on sales of securities.........................................      --      293      79
                                                                        -------  ------- -------
       Total income....................................................   1,104    7,386   1,290
                                                                        -------  ------- -------
Expenses:
   Interest on short term debt.........................................      11       43      --
   Interest on Trust Preferred Capital Securities......................     642      202      --
   Other expenses......................................................   3,098    2,149   2,637
                                                                        -------  ------- -------
       Total expenses..................................................   3,751    2,394   2,637
                                                                        -------  ------- -------
Income (loss) before income taxes and equity in undistributed net
  income of subsidiaries...............................................  (2,647)   4,992  (1,347)
Income tax benefit.....................................................   1,015      450     578
                                                                        -------  ------- -------
Income (loss) before equity in undistributed net income of subsidiaries  (1,632)   5,442    (769)
   Equity in undistributed net income of subsidiaries..................  15,280    5,607  11,315
                                                                        -------  ------- -------
Net income............................................................. $13,648  $11,049 $10,546
                                                                        =======  ======= =======

Statements of Cash Flows (Parent Company Only)

                                                                 Years Ended December 31,
                                                               ---------------------------
                                                                 2001     2000      1999
                                                               --------  -------  --------
                                                                  (Dollars in thousands)
Cash flows from operating activities:
   Net income................................................. $ 13,648  $11,049  $ 10,546
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation...........................................       16       12        20
       Investment securities gains, net.......................       --     (293)      (79)
       Increase in other assets...............................     (237)    (228)     (393)
       Increase (decrease) in other liabilities...............     (997)    (150)      875
       Decrease (increase) in due from subsidiaries...........      677     (626)      457
       Equity in undistributed net income of subsidiaries.....  (15,280)  (5,607)  (11,315)
                                                               --------  -------  --------
Net cash provided by (used in) operating activities...........     (179)   4,157       111
Cash flows from investing activities:
   Purchases of available-for-sale securities.................       --     (207)   (1,010)
   Sales of available-for-sale securities.....................       --    1,559       505
   Additions to equipment.....................................       (5)    (112)       --
                                                               --------  -------  --------
Net cash provided by (used in) investing activities...........       (5)   1,240      (505)
Cash flows from financing activities:
   Net increase in short term debt............................    1,225       --        --
   Proceeds from Trust Preferred Capital Securities...........       --    6,000        --
   Exercise of stock options..................................      211      587       478
   Purchase of treasury stock.................................   (1,035)  (3,872)   (1,982)
   Cash dividends.............................................   (2,905)  (2,812)   (2,596)
   Capital contribution to subsidiary.........................   (1,000)  (2,000)       --
                                                               --------  -------  --------
Net cash used in financing activities.........................   (3,504)  (2,097)   (4,100)
                                                               --------  -------  --------
Net increase (decrease) in cash and cash equivalents..........   (3,688)   3,300    (4,494)
Cash and cash equivalents at beginning of year................    3,799      499     4,993
                                                               --------  -------  --------
Cash and cash equivalents at end of year...................... $    111  $ 3,799  $    499
                                                               ========  =======  ========

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Oak Brook Bancshares:

   We have audited the accompanying consolidated balance sheets of First Oak Brook Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Oak Brook Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Chicago, Illinois
January 21, 2002

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

   Not applicable.

                                   PART III

ITEM 10.  Directors And Executive Officers Of The Registrant

   See "Directors and Executive Officers" on pages 8 through 10, inclusive, of the Company's Proxy Statement and Notice of 2002 Annual Meeting to be filed on or before April 1, 2002, which is incorporated herein by reference.

ITEM 11.  Executive Compensation

   See "Summary Compensation Table" and footnotes, "Five Year Performance Comparison" and "Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values Table" and "Option Grants Table" on pages 15 through 19, inclusive, of the Company's Proxy Statement and Notice of 2002 Annual Meeting to be filed on or before April 1, 2002, which is incorporated herein by reference.

ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management

   See "Information Concerning Security Ownership of Certain Beneficial Owners and Management" on pages 5 and 6 of the Company's Proxy Statement and Notice of 2002 Annual Meeting to be filed on or before April 1, 2002, which is incorporated herein by reference.

ITEM 13.  Certain Relationships And Related Transactions

   See "Certain Transactions" on page 10 of the Company's Proxy Statement and Notice of 2002 Annual Meeting to be filed on or before April 1, 2002, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a) 1.  FINANCIAL STATEMENTS

   The following consolidated financial statements are filed as part of this document under Item 8:

Consolidated Balance Sheets--December 31, 2001 and 2000
Consolidated Statements of Income for each of the three years in the period ended December 31, 2001
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2001
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001
Notes to Consolidated Financial Statements
Independent Auditors' Report

(a) 2.  FINANCIAL STATEMENT SCHEDULES

   All schedules have been included in the consolidated financial statements or the notes thereto or are either not applicable or not significant.

(b) REPORTS ON FORM 8-K

   There were no reports on Form 8-K filed during the fourth quarter of 2001.

(c) EXHIBITS

Exhibit (3.1)  Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company's
               Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).
Exhibit (3.2)  Amended and Restated By-Laws of the Company (Exhibit 3.2 to the Company's Amendment
               No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).
Exhibit (4.1)  Form of Common Stock Certificate (Exhibit 4.1 to the Company's Form 10-Q Quarterly
               Report for the period ended June 30, 1999, incorporated herein by reference).
Exhibit (4.2)  Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as
               Rights Agent (Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed
               May 21, 1999, incorporated herein by reference).
Exhibit (4.3)  Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to
               Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).
Exhibit (4.4)  Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company's Registration Statement
               on Form 8-A filed May 21, 1999, incorporated herein by reference).
Exhibit (10.1) Loan Agreement between First Oak Brook Bancshares, Inc. and LaSalle National Bank dated
               December 1, 1991 as amended. (Exhibit 10.1 to the Company's Form 10-Q Quarterly Report
               for the period ended June 30, 2001, incorporated herein by reference).
Exhibit (10.3) First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan effective
               November 1, 1997. (Exhibit 10.3 to the Company's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference).

Exhibit (10.5)   First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan effective January 23, 2001.
                 (Appendix A to the Company's Proxy and Notice of Annual Meeting of Shareholders filed
                 April 2, 2001, incorporated herein by reference).
Exhibit (10.8)   License Agreement, between Jack Henry & Associates, Inc. and First Oak Brook Bancshares,
                 Inc. dated March 10, 1993. (Exhibit 10.8 to the Company's Form 10-K Annual Report for the
                 year ended December 31, 1994, incorporated herein by reference).
Exhibit (10.9)   Form of Transitional Employment Agreement for Eugene P. Heytow, Richard M. Rieser, Jr.
                 and Frank M. Paris. (Exhibit 10.9 to the Company's Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference).
Exhibit (10.10)  Form of Transitional Employment Agreement for Senior Officers. (Exhibit 10.10 to the
                 Company's Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference).
Exhibit (10.11)  Form of Agreement Regarding Post-Employment Restrictive Covenants for Eugene P. Heytow,
                 Richard M. Rieser, Jr. and Frank M. Paris. (Exhibit 10.11 to the Company's Form 10-K Annual
                 Report for the year ended December 31, 1994, incorporated herein by reference).
Exhibit (10.12)  Form of Supplemental Pension Benefit Agreement for Eugene P. Heytow. (Exhibit 10.12 to the
                 Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).
Exhibit (10.13)  Form of Supplemental Pension Benefit Agreement for Richard M. Rieser, Jr. (Exhibit 10.13 to
                 the Company's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).
Exhibit (10.14)  Senior Executive Insurance Plan. (Exhibit 10.14 to the Company's Form 10-K Annual Report
                 for the year ended December 31, 1995, incorporated herein by reference).
Exhibit (10.15)  First Oak Brook Bancshares, Inc. Annual Performance Bonus Plan effective January 1, 2001.
                 (Appendix B to the Company's Proxy and Notice of Annual Meeting of Shareholders filed
                 April 2, 2001, incorporated herein by reference).
Exhibit (10.16)  First Oak Brook Bancshares, Inc. Directors Stock Plan (Form S-8 filed October 25, 1999, incorporated herein by reference).
Exhibit (11)     See Note 10 in Item 8 of the Company's Form 10-K Annual Report for the year ended
                 December 31, 2001.
Exhibit (13)     Summary Annual Report to Shareholders.
Exhibit (21)     Subsidiaries of the Registrant.
Exhibit (23)     Consent of KPMG LLP.

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

                                          FIRST OAK BROOK BANCSHARES, INC.
                                                      (Registrant)

                                                 /S/  EUGENE P. HEYTOW
                                          By: _______________________________
                                                    (Eugene P. Heytow,
                                                 Chairman of the Board and
                                                  Chief Executive Officer)

                                          Date: March 14, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Title                 Date
          ---------                     -----                 ----

    /S/  EUGENE P. HEYTOW     Chairman of the Board and  March 14, 2002
-----------------------------   Chief Executive Officer
      Eugene P. Heytow

     /S/  FRANK M. PARIS      Vice Chairman of the Board March 14, 2002
-----------------------------
       Frank M. Paris

 /S/  RICHARD M. RIESER, JR.  President, Assistant       March 14, 2002
-----------------------------   Secretary, and Director
   Richard M. Rieser, Jr.

/S/  MIRIAM LUTWAK FITZGERALD Director                   March 14, 2002
-----------------------------
  Miriam Lutwak Fitzgerald

   /S/  GEOFFREY R. STONE     Director                   March 14, 2002
-----------------------------
      Geoffrey R. Stone

    /S/  MICHAEL L. STEIN     Director                   March 14, 2002
-----------------------------
      Michael L. Stein

  /S/  STUART I. GREENBAUM    Director                   March 14, 2002
-----------------------------
     Stuart I. Greenbaum

     /S/  ROBERT WROBEL       Director                   March 14, 2002
-----------------------------
        Robert Wrobel

   /S/  JOHN W. BALLANTINE    Director                   March 14, 2002
-----------------------------
     John W. Ballantine

    /S/  RICHARD F. LEVY      Director                   March 14, 2002
-----------------------------
       Richard F. Levy

    /S/  ROSEMARIE BOUMAN     Vice President and Chief   March 14, 2002
-----------------------------   Financial Officer
      Rosemarie Bouman