Form 10-Q
period 2002-03-31
FIRST OAK BROOK BANCSHARES INC
filed 2002-05-15
CIK 717837

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

                 For the quarterly period ended: March 31, 2002

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

Indicate number of shares outstanding of each of the issuer's classes of common stock. As of May 1, 2002, 6,325,412 shares of common stock were outstanding.

================================================================================

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

      Condensed consolidated balance sheets
         March 31, 2002 and December 31, 2001                                  3

      Condensed consolidated statements of income
         Three months ended March 31, 2002 and 2001                            5

      Condensed consolidated statements of changes in shareholders' equity
         Three months ended March 31, 2002 and 2001                            7

      Condensed consolidated statements of cash flows
         Three months ended March 31, 2002 and 2001                            8

      Notes to condensed consolidated financial
         statements -- March 31, 2002                                          9



Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                     12



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


* Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        March 31,             December 31,
                                                          2002                    2001
                                                       -----------            ------------
                                                              (Dollars in thousands)
Assets
------

Cash and due from banks                               $     38,301            $     54,097

Federal funds sold, securities purchased
      under agreements to resell
      and interest-bearing deposits with banks              57,703                  56,001

Securities held-to-maturity, at
      amortized cost (fair value, $12,275
      and $10,509 at March 31, 2002
      and December 31, 2001, respectively)                  12,012                  10,228

Securities available-for-sale, at fair value               337,214                 317,161

Loans, net of unearned discount                            909,483                 916,645
      Less allowance for loan losses                        (7,418)                 (6,982)
                                                       -----------            ------------

         Net loans                                         902,065                 909,663
                                                       -----------            ------------

Premises and equipment, net                                 24,040                  23,466

Other assets                                                15,824                  15,935
                                                       -----------            ------------

      Total Assets                                     $ 1,387,159             $ 1,386,551
                                                       ===========            ============

                                                                               3

                                   (Unaudited)


                                                                             March 31,            December 31,
                                                                                2002                   2001
                                                                            ----------            ------------
                                                                        (Dollars in thousands except share amounts)
Liabilities
-----------

Noninterest-bearing demand deposits                                        $   213,580            $    211,939
Interest-bearing deposits:
      Savings deposits and NOW accounts                                        144,049                 136,156
      Money market accounts                                                    158,435                 166,339
      Time deposits
         Under $100,000                                                        294,416                 293,302
         $100,000 and over                                                     286,820                 270,230
                                                                            ----------             -----------
      Total interest-bearing deposits                                          883,720                 866,027
                                                                            ----------             -----------

         Total deposits                                                      1,097,300               1,077,966

Federal funds purchased, securities sold under
      agreements to repurchase and other short term debt                        80,013                  82,013
Treasury, tax and loan demand notes                                              4,905                  20,000
Federal Home Loan Bank borrowings                                               86,000                  86,000
Trust Preferred Capital Securities                                               6,000                   6,000
Other liabilities                                                               12,285                  15,020
                                                                            ----------             -----------

         Total Liabilities                                                   1,286,503               1,286,999
                                                                            ----------             -----------

Shareholders' Equity
--------------------

Preferred stock, no par value, authorized--
      100,000 shares, issued--none                                                   -                       -
Common stock, $2 par value, authorized--16,000,000
      shares at March 31, 2002 and December 31, 2001, issued--7,283,256 shares at March 31, 2002 and December 31, 2001,
      outstanding--6,321,852 shares at March 31, 2002 and 6,310,631
      shares at December 31, 2001.                                              14,567                  14,567
Surplus                                                                         11,752                  11,878
Accumulated other comprehensive income, net of tax                               1,326                   3,437
Retained earnings                                                               84,542                  81,336
Less cost of shares in treasury, 961,404 common
      shares at March 31, 2002 and 972,625 common
      shares at December 31, 2001.                                             (11,531)                (11,666)
                                                                           -----------             -----------

      Total Shareholders' Equity                                               100,656                  99,552
                                                                           -----------             -----------

      Total Liabilities and Shareholders' Equity                            $1,387,159              $1,386,551
                                                                           ===========             ===========

            See Notes to Condensed Consolidated Financial Statements

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                              Three months
                                                                              ended March 31,
                                                                    -------------------------------
                                                                      2002                    2001
                                                                    -------                 -------
                                                                          (Dollars in thousands)
Interest income:
      Interest and fees on loans                                    $14,723                 $16,332
      Interest on securities:
         U.S. Treasury and Government agencies                        4,001                   3,928
         Obligations of states and political subdivisions               414                     703
         Other securities                                               358                     286
      Interest on Federal funds sold, securities
         purchased under agreements to resell
         and deposits with banks                                        340                     541
                                                                    -------                 -------

         Total interest income                                       19,836                  21,790
                                                                    -------                 -------

Interest expense:
      Interest on savings deposits and NOW accounts                     417                     860
      Interest on money market accounts                                 855                   1,241
      Interest on time deposits                                       5,540                   8,215
      Interest on Federal funds purchased, securities
         sold under agreements to repurchase and other
         short term debt                                                450                   1,073
      Interest on Treasury, tax and loan demand notes                   121                     258
      Interest on Federal Home Loan Bank borrowings                   1,292                   1,258
      Interest on Trust Preferred Capital Securities                    161                     160
                                                                    -------                 -------

         Total interest expense                                       8,836                  13,065
                                                                    -------                 -------

Net interest income                                                  11,000                   8,725

Provision for loan losses                                               500                     225
                                                                    -------                 -------

Net interest income after provision for loan losses                 $10,500                 $ 8,500
                                                                    -------                 -------

                                                                               5

                                   (Unaudited)


                                                                           Three months
                                                                           ended March 31,
                                                                 -------------------------------
                                                                   2002                   2001
                                                                 -------                 -------
                                                             (Dollars in thousands except share amounts)
Other income:
      Service charges on deposit accounts                        $ 1,747                 $ 1,371
      Investment management and trust fees                           381                     311
      Merchant card processing fees                                1,117                     746
      Fees on mortgages sold, net of commissions                     196                      60
      Income from revenue sharing agreement                          225                     225
      Other operating income                                         324                     430
      Investment securities gains, net of losses                       8                     234
                                                                 -------                 -------
Total other income                                                 3,998                   3,377
                                                                 -------                 -------

Other expenses:
      Salaries and employee benefits                               5,113                   4,522
      Occupancy expense                                              525                     499
      Equipment expense                                              464                     495
      Data processing                                                420                     342
      Postage, stationery and supplies                               267                     232
      Advertising and business development                           418                     379
      Merchant card interchange expense                              854                     608
      Other operating expenses                                       662                     510
                                                                 -------                 -------
Total other expenses                                               8,723                   7,587
                                                                 -------                 -------

Income before income taxes                                         5,775                   4,290

Income tax expense                                                 1,812                   1,307
                                                                 -------                 -------

Net income                                                       $ 3,963                 $ 2,983
                                                                 =======                 =======

Basic earnings per share                                         $   .63                 $   .47
                                                                 =======                 =======
Diluted earnings per share                                       $   .61                 $   .46
                                                                 =======                 =======

            See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                   Accumulated
                                                                      Other                                      Total
                                           Common                 Comprehensive     Retained     Treasury      Shareholders'
                                           Stock       Surplus    Income (loss)     Earnings       Stock         Equity
                                          --------     -------    -------------    ----------    ---------     ------------
                                                                     (Dollars in thousands)
Three Months Ended March 31, 2002
---------------------------------

Balance at January 1, 2002                 $14,567     $11,878          $ 3,437       $81,336     $(11,666)         $99,552
Comprehensive income:                                                                   3,963                         3,963
    Net Income
    Unrealized holding loss during
       the period of $2,106, net of
       reclassification adjustment
       for realized gain of $5                                           (2,111)                                     (2,111)
                                                                                                                    -------
Total comprehensive income                                                                                            1,852
Dividends declared                                                                       (757)                         (757)
Issuance of notes receivable on
    exercised options                                     (300)                                                        (300)
Exercise of stock options,
    net of tax benefit                                     174                                         135              309
                                          --------     -------    -------------    ----------    ---------     ------------
Balance at  March 31, 2002                 $14,567     $11,752          $ 1,326       $84,542     $(11,531)        $100,656
                                          ========     =======    =============    ==========    =========     ============


Three Months Ended March 31, 2001
---------------------------------

Balance at January 1, 2001                 $14,567     $11,849          $ 1,410       $70,593     $(10,813)         $87,606
Comprehensive income:                                                                   2,983                         2,983
    Net Income
    Unrealized holding gain during the
       period of $1,714, net of
       reclassification adjustment for
       realized gain of $154 and the
       cumulative effect of transfer of
       securities from held-to-maturity
       to available-for-sale of $815                                      2,375                                       2,375
                                                                                                                     ------
Total comprehensive income                                                                                            5,358
Dividends declared                                                                       (696)                         (696)
Exercise of stock options,
    net of tax benefit                                      24                                         159              183
Purchase of treasury stock                                                                            (443)            (443)
                                          --------     -------    -------------    ----------    ---------     ------------
Balance at  March 31, 2001                 $14,567     $11,873           $3,785       $72,880     $(11,097)        $ 92,008
                                          ========     =======    =============    ==========    =========     ============

            See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three months
                                                                                         ended March 31,
                                                                              --------------------------------
                                                                                  2002                   2001
                                                                              --------                --------
                                                                                     (Dollars in thousands)
Cash flows from operating activities:
      Net income                                                             $   3,963                 $ 2,983
      Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, accretion and amortization                                  735                     668
         Provision for loan losses                                                 500                     225
         Investment securities gains, net of losses                                 (8)                   (234)
         Proceeds from sale of Broadview property                                    -                     300
         Gain on sale of Broadview property                                          -                    (172)
         Increase from revenue sharing agreement                                   196                      99
         FHLB stock dividend                                                       (73)                   (113)
         Origination of real estate loans for sale                             (10,612)                 (9,722)
         Gain on sale of mortgage loans originated for sale                       (309)                    (89)
         Proceeds from sale of real estate loans originated for sale            15,581                   8,298
         (Increase) decrease in other assets                                       (87)                  1,135
         Increase (decrease) in other liabilities                               (1,677)                    845
                                                                              --------                --------
Net cash provided by operating activities                                        8,209                   4,223
                                                                              --------                --------
Cash flows from investing activities:
      Securities held-to-maturity:
         Purchases                                                              (2,500)                 (1,800)
         Proceeds from maturities, calls and paydowns                              720                   7,794
      Securities available-for-sale:
         Purchases                                                            (117,099)                (35,572)
         Proceeds from maturities, calls and paydowns                           67,568                  11,162
         Proceeds from sales                                                    26,226                  29,407
      (Increase) decrease in loans                                               2,438                  (9,095)
      Purchases of premises and equipment                                       (1,147)                   (578)
                                                                              --------                --------
Net cash provided by (used in) investing activities                            (23,794)                  1,318
                                                                              --------                --------
Cash flows from financing activities:
      Increase (decrease) in noninterest-bearing demand deposits                 1,641                 (30,708)
      Increase in interest-bearing deposit accounts                             17,693                  39,473
      Increase (decrease) in short term borrowing obligations                  (17,095)                  6,946
      Proceeds from Federal Home Loan Bank borrowings                                -                   5,000
      Purchase of treasury stock                                                     -                    (443)
      Issuance of notes receivable on options exercised                           (300)                      -
      Exercise of stock options                                                    309                     183
      Cash dividends                                                              (757)                   (696)
                                                                              --------                --------
Net cash provided by financing activities                                        1,491                  19,755
                                                                              --------                --------
Net increase (decrease)in cash and cash equivalents                            (14,094)                 25,296
Cash and cash equivalents at beginning of period                               110,098                  71,050
                                                                               -------                --------
Cash and cash equivalents at end of period                                    $ 96,004                $ 96,346
                                                                              ========                ========
Supplemental disclosures:
      Interest paid                                                           $ 10,373                $ 13,250
      Income taxes paid                                                            500                     400
      Transfer of securities available-for-sale
         from held-to-maturity                                                $      -                $ 76,131
                                                                              ========                ========

            See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 and 2001
                                   (Unaudited)

1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. See Note 5 for subsequent event disclosure of an expected second quarter charge relating to a single construction loan.

2.    Commitments and Contingent Liabilities:

      In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, standby letters of credit and commercial letters of credit (collectively "commitments"), which are not reflected in the financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments is limited to their contractual amount. Many commitments to extend credit expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. These commitments are subject to the same credit policy as followed for loans recorded in the financial statements.

      The summary of these commitments follows (in thousands):

                                                    March 31,       December 31,
                                                       2002            2001
                                                    ----------------------------

         Commercial loans                              $112,860         $119,832
         Real estate:
             Construction, land acquisition
                and development loans                    68,332           74,150
             Home equity loans                          124,836          126,514
         Check credit                                       876              878
         Performance standby letters of credit           11,938           13,122
         Financial standby letters of credit              6,040            6,897
                                                       --------         --------

         Total commitments                             $324,882         $341,393
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

      The following table sets forth the denominator used for basic and diluted earnings per share for the three month periods ended March 31, 2002 and 2001:

                                                     March 31,       March 31,
                                                       2002             2001
                                                   ---------------------------

      Denominator for basic earnings
         per share - weighted average shares         6,327,607       6,349,629
      Effect of diluted securities:
         Stock options issued to
             employees and directors                   151,696          90,613
                                                   -----------      ----------
      Denominator for diluted
         earnings per share                          6,479,303       6,440,242
                                                   ===========      ==========


4.    Loans

      The following table provides the book value, by major classification, as of the dates indicated:
                                                     March 31,      December 31,
                                                       2002             2001
                                                   ---------------------------

      Commercial                                      $148,653        $146,691
      Real estate loans:
         Construction, land acquisition
             and development loans                     102,264         102,594
         Commercial mortgage                           202,787         213,689
         Residential mortgage                          104,797         105,168
         Home equity loans                             113,055         112,877
      Indirect loans                                   227,641         224,311
      Consumer loans                                    10,314          11,353
                                                   -----------      ----------
      Total loans                                      909,511         916,683
      Less unearned discount                               (28)            (38)
                                                   -----------      ----------
      Loans, net of unearned discount                 $909,483        $916,645
                                                   ===========      ==========

     The construction, land acquisition and development loans represent loans for the following purposes: approximately 65% are for construction of 1-4 family detached homes, condominiums and townhouses in the Chicago metropolitan area; approximately 22% are for retail developments; 6% represent rental multi-family residential projects; 5% are industrial buildings and the remaining 2% are hotel and office properties.

5.    Subsequent Event

      On May 14, 2002, the Company announced that it expects to incur a nonrecurring after-tax charge of up to $6.8 million, or $1.05 per diluted share, to its second quarter earnings. The charge will be recorded as an additional provision to the allowance for loan losses. The charge is due to the recent discovery by its bank subsidiary, Oak Brook Bank, of apparent fraud on the part of a borrower involving a $17.2 million construction loan for a Chicago condominium project. The Bank has placed the loan on non-accrual status and estimates foregone contractual interest after-tax will amount to approximately $400,000, or $0.06 per diluted share, for the remainder of 2002.

      The Bank's investigation relating to the loan, which has matured, is on-going. It appears the developers submitted sworn payout orders with inflated expenses and induced the Bank to approve these payouts by overstating the projects' sell-out value.

      Upon detecting these irregularities, the Bank engaged a team of specialists from KPMG LLP to review each of the Bank's construction loans. This review did not identify any losses from other borrowers. Accordingly, management has concluded that this irregularity is isolated to this borrower.

      The Bank is evaluating alternatives relating to the unfinished project, will commence appropriate collection activities against the owner, developers and guarantors, and will vigorously pursue all avenues of recovery. This includes reimbursement under the Bank's insurance bond. It is too early to evaluate recovery prospects, and no assurances can be given about the amount or timing of any recovery or ultimate repayment of the loan balance.

6.    New Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142) on January 1, 2002. FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets required in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the Company has no recorded goodwill, the adoption of FAS 141 and FAS 142 had no impact on the financial position or results of operation of the Company.

7.    Restatement and Reclassification

      Certain amounts in the March 31, 2001 interim condensed consolidated financial statements have been reclassified to conform to their 2002 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights
-------------------

Net income for the first quarter of 2002 was $3,963,000 compared with $2,983,000 earned in the first quarter of 2001, an increase of 33%. Basic earnings per share for the first quarter of 2002 were $.63 as compared to $.47 for 2001, while diluted earnings per share were $.61 for 2002 compared with $.46 for 2001, an increase of 33%.

Key performance indicators for the 2002 first quarter showed a return on average assets of 1.16% compared with .96% for the 2001 first quarter. For the first quarter of 2002, the return on average shareholders' equity was 15.85% compared with 13.50% for the same quarter of 2001.

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $2,146,000 or 24% from the first quarter of 2001. This increase is attributable to an 11% increase in average interest earning assets complemented by a 36 basis point increase in the net interest margin to 3.45% in the first quarter of 2002 from 3.09% for the same period last year. The increase in the net interest margin and net interest income was primarily the result of the following:

o The yield on average earning assets decreased 139 basis points to 6.18% while the cost of deposits and other borrowed funds decreased 217 basis points to 3.35% for the first quarter of 2002. The Federal Reserve reduced interest rates eleven times in 2001 for a total of 475 basis points. Since the Company's deposits and other interest bearing liabilities repriced downward more quickly than its loans and investments, the margin benefited from the reduction in interest rates.

o Total average earning assets increased $129.2 million or 11%, as compared to 2001. Average loans for the first quarter of 2002 grew $65 million or 8%, in comparison to the first quarter of 2001. The increase is primarily attributable to growth in construction loans ($47.0 million), commercial real estate mortgage loans ($23.1 million), home equity loans ($9.5 million) and indirect vehicle loans ($8.3 million) offset by decreases in residential loans ($25.2 million). See the Average Loans by Type and Yield table on page 14 for further details.

o The Company's average securities portfolio increased by $21.9 million primarily due to growth in the U.S. Government Agency Securities ($32 million) and corporate and other securities ($8.3 million) offset by decreases in U.S. Treasury and municipal securities.

o Average interest-bearing liabilities increased $109.4 million or 11%, as compared to the first quarter of 2001. Average interest-bearing deposits increased $90.6 million due to retail deposit promotions. Average short term debt increased $16.7 million primarily due to Treasury tax and loan demand notes.

Average balances and effective interest yields and rates on a tax equivalent basis for the first quarters of 2002 and 2001 were as follows (dollars in thousands):

                                            Three months ended                          Three months ended
                                              March 31, 2002                               March 31, 2001
                                  -------------------------------------        --------------------------------------
                                                    Interest                                      Interest
                                    Average         Income/      Yield/          Average           Income/      Yield/
                                    Balance         Expense       Rate           Balance           Expense      Rate
                                  ----------        -------      -----         -----------         -------      -----
Federal funds sold and
    interest-bearing deposits
    with banks                    $   80,663      $     340       1.71%        $    38,410         $   541       5.71%
Securities/1/                        334,141          4,937       5.99             312,206           5,191       6.74
Loans/1/                             898,994         14,743       6.65             833,964          16,371       7.96
                                  ----------        -------      -----         -----------         -------      -----
Total earning assets/
    interest income               $1,313,798        $20,020       6.18%         $1,184,580         $22,103       7.57%

Cash and due from banks               45,961                                        40,265
Other assets                          38,034                                        36,505
Allowance for loan losses             (7,206)                                       (5,789)
                                  ----------                                   -----------
Total average assets              $1,390,587                                   $ 1,255,561
                                  ==========                                   ===========

Interest-bearing deposits         $  865,739        $ 6,812       3.19%        $   775,161        $ 10,316       5.40%
Short-term debt                      111,531            571       2.08              94,810           1,331       5.69
FHLB borrowings                       86,000          1,292       6.09              83,944           1,258       6.08
Trust Preferred Capital
    Securities                         6,000            161      10.86               6,000             160      10.84
                                  ----------        -------      -----         -----------         -------      -----
Total interest-bearing
    liabilities/interest expense  $1,069,270        $ 8,836       3.35%        $   959,915         $13,065       5.52%

Demand deposits                      206,443                                       192,822
Other liabilities                     13,433                                        13,177
                                  ----------                                   -----------
Total liabilities                 $1,289,146                                   $ 1,165,914
Shareholders' equity                 101,441                                        89,647
                                  ----------                                   -----------
Total liabilities and
    shareholders' equity          $1,390,587                                   $ 1,255,561
                                  ==========                                   ===========

Net interest income/1/ /spread                      $11,184       2.83%                           $  9,038       2.05%
                                                    =======       ====                            ========       ====
Net interest margin/1/                                            3.45%                                          3.09%
                                                                  ====                                           ====

------------------
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35% in 2002 and 34% in 2001.


Average Loans by type and yield as of March 31,            2002                    2001
                                                 ------------------------------------------------
(Dollars in thousands)                              Amount       Yield       Amount     Yield
                                                 ------------------------------------------------
Commercial loans/1/                                $142,987       6.02%      $139,920   8.32%
Real estate loans:
     Construction, land acquisition and
         development loans                           96,558       6.43%        49,526   9.37%
     Commercial mortgage loans                      208,176       7.36%       185,126   8.23%
     Residential mortgage loans                     102,525       7.10%       127,696   7.33%
     Home equity loans                              111,850       4.83%       102,340   8.12%
Indirect vehicle loans                              226,071       7.15%       217,731   7.43%
Consumer loans                                       10,827       7.43%        11,625   8.85%
                                                   --------       -----      --------   -----
Total Loans/1/                                     $898,994       6.65%      $833,964   7.96%
                                                   ========       =====      ========   =====

The Company recorded a provision for loan losses of $500,000 for the first quarter of 2002 as compared to $225,000 for the first quarter of 2001. The increase is due to the current downtrend in economic conditions, change in composition of the loan portfolio, an increase in nonperforming and management watch list loans and growth in the construction, commercial and commercial real estate loan portfolios. The provision recorded for the first quarter of 2002 is consistent with that recorded in the third and fourth quarters of 2001. See Note 5 to the Financial Statements for subsequent event disclosure of an expected second quarter charge relating to a single construction loan.

Total other income increased $621,000 or 18%. Excluding the gains on investment securities and the gain on the sale of the Broadview drive-thru in 2001, other income increased 34%. Service charges on deposit accounts increased $376,000 primarily due to an increase in service fees earned in the Company's Treasury Management business. The Treasury Management customers have the option of maintaining noninterest-bearing deposit balances to cover their services or to pay in fees. While total treasury management service charges increased 4% as compared to the first quarter of 2001, the amounts presented here represent cash fees paid by customers. These cash fees increased due to increased prices and more customers paying a portion of their fees in cash rather than maintaining the larger deposit balance necessary to offset the declining earnings credit. Included in this category is one significant customer which is under contract with the Bank until June of 2003.

Investment management and trust fees increased $70,000 primarily due to new trust business and a slight increase in the market valuations as compared to the first quarter of 2001. Discretionary assets under management reached $381.2 million at March 31, 2002, up from $282.4 million at March 31, 2001.

Merchant card processing fees increased $371,000 primarily due to new merchant accounts and higher sales volume. The number of merchant outlets at March 31, 2002 increased to 402 as compared to 304 at March 31, 2001. Merchant interchange expense (in other operating expenses) rose $246,000 as compared to the first quarter of 2001.

------------------
/1/ Tax equivalent basis. Average yield on tax exempt loans include the effects of tax equivalent adjustments using a tax rate of 35% in 2002 and 34% in 2001.

Fees on mortgages sold, servicing released, increased $136,000 as compared to the first quarter of 2001. Loans sold in the first quarter totaled $15.6 million up from $8.3 million in the first quarter of 2001. Fees from mortgages sold will begin to taper off due to the Company retaining a larger percentage of loans for the portfolio.

Income from the revenue sharing agreement made in connection with the sale of the credit card portfolio in 1997 remained constant at $225,000. Under the agreement, the Company shares in the revenue from the sold portfolio until June of 2002. The annual 2002 earnings from this source will be limited to a maximum of $450,000.

Other operating income decreased $106,000 primarily due to the non-recurring gain in 2001 of $172,000 on the sale of property in Broadview, Illinois previously used as a drive-thru facility.

The Company recorded net gains on the sale of securities of $8,000 in 2002, compared to $234,000 in 2001. These net gains were from the sales of corporate and other securities.

Total other expenses increased $1,136,000 or 15%. Annualized operating expenses as a percentage of average assets increased slightly to 2.5% for 2002 compared with 2.4% for 2001. Annualized net overhead expenses as a percentage of average assets was 1.5% for 2002 compared to 1.4% for 2001. The increase in operating expenses was primarily due to new positions and salary increases, higher merchant card interchange expense, data processing fees, professional fees and new costs associated with the Bolingbrook branch that opened in March 2002. The efficiency ratio (other expenses divided by net interest income and other income) improved to 58.2% in 2002 as compared to 62.7% in 2001.

Asset Quality
-------------

Nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing, other real estate owned and repossessed vehicles) totaled $1,963,000 at March 31, 2002. Included in this total is a commercial real estate construction loan for $1,314,000. The property was successfully auctioned through the bankruptcy court in May 2002. The Company expects full recovery on this loan in the second quarter. Losses on repossessed vehicles are charged off to the allowance when title is taken and the vehicle is valued. These vehicles are then classified as other assets on the balance sheet and typically are sold within 90 days of repossession. Net charge-offs for the first quarter of 2002 totaled $64,000 compared to $34,000 in 2001.

See Note 5 to the Financial Statements for subsequent event disclosure of an expected second quarter charge relating to a single construction loan.

The following table summarizes the Company's nonperforming assets (in thousands):

                                                               March 31,           December 31,
                                                                 2002                  2001
                                                         -----------------------------------------
Nonaccrual                                                     $1,326                $1,295
Loans which are past due 90 days or
      more and still accruing                                     360                   437
                                                               ------                ------
      Total nonperforming loans                                 1,686                 1,732
Other real estate owned                                             -                     -
Repossessed vehicles                                              277                   146
                                                               ------                ------
      Total nonperforming assets                               $1,963                $1,878
                                                               ======                ======

Nonperforming loans to loans outstanding                           19%                   19%
Nonperforming assets to total assets                               14%                   14%
Allowance for loan losses to nonperforming loans                 4.40x                 4.03x
Allowance for loan losses to loans outstanding                     82%                   76%
Net charge offs to average loans
      outstanding (annualized)                                     03%                   03%


Capital
-------

Shareholders' equity totaled $100.7 million at March 31, 2002. The Company and its subsidiary bank's Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and the Bank as of March 31, 2002 and the minimum ratios for "adequately capitalized" and "well capitalized".

                                                                                    Capital Required To Be
                                                                        -------------------------------------------
                                                                            Adequately
                                                        Actual              Capitalized          Well Capitalized
                                                 ---------------------  --------------------   --------------------
                                                   Amount      Ratio      Amount     Ratio       Amount      Ratio
                                                 ---------------------  --------------------   --------------------
As of March 31, 2002:
Total Capital (to Risk Weighted Assets)
      Consolidated                                $112,748     11.20%     $80,560      8%       $100,700      10%
      Oak Brook Bank                               112,051     11.15       80,360      8         100,450      10
Tier 1 Capital(to Risk Weighted Assets)
      Consolidated                                 105,330     10.46       40,280      4          60,420       6
      Oak Brook Bank                               104,633     10.42       40,180      4          60,270       6
Tier 1 Capital (to Average Assets)
      Consolidated                                 105,330      7.57       55,623      4          69,529       5
      Oak Brook Bank                               104,633      7.53       55,548      4          69,435       5


During the first quarter of 2002, capital was decreased by $300,000 from loans granted at market rates to select members of senior management relative to stock options granted and exercised under the 2001 Stock Option Plan. The Company holds the shares of Company stock issued in exchange for the promissory notes as collateral for these loans.

On August 31, 2000 the Board of Directors authorized a stock repurchase program which allows the Company to repurchase 200,000 shares (or approximately 3% of outstanding shares) of common stock through August 2003 (as extended). Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. No shares were purchased in the first quarter of 2002 and approximately 104,000 shares remain available to be repurchased.

The market price of the common stock at March 31, 2002 was $31.15 with a book value of $15.46 per share. The ratio of the Company's price to the last 12 months earnings was 13.72x.

During the first quarter of 2002, the Company paid a dividend of $.12 per share to shareholders of record as of January 7, 2002. The dividend payout ratio on first quarter earnings was 19.10% for 2002 compared to 23.33% for 2001. On April 16, 2002 the Company increased the quarterly cash dividend to $.1425 per share payable on July 19, 2002 to shareholders of record as of July 8, 2002. This is the 11th consecutive year the Company increased the quarterly cash dividend.

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

      Oak Brook Bank:

      o Federal funds lines aggregating $123 million with seven correspondent banks, subject to continued good financial standing. As of March 31, 2002, all $123 million was available for use under these lines.

      o Reverse repurchase agreement lines with five brokerage firms are available based on the pledge of specific collateral and continued good financial standing of the Bank. As of March 31, 2002, approximately $44 million was available to the Bank under these lines.

      o Additional advances from the Federal Home Loan Bank of Chicago are available based on the pledge of specific collateral and FHLB stock ownership. As of March 31, 2002, approximately $7 million remains available to the Bank under the FHLB agreements.

      o The Bank has a borrowing line of approximately $202 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral.

      Parent Company:

      o The Company has a revolving credit arrangement for $15 million. The line was unused at March 31, 2002. The line matured on April 1, 2002 and was renewed through March 31, 2003 and is anticipated to be renewed annually.

Branch Expansion
----------------

The Company's primary strategy is to invest in future growth through branch expansion in the Chicago metropolitan area. This form of growth requires a significant investment in nonearning assets during the construction phase. Upon completion, for a time, expenses exceed the income of the branch. While new branches retard short-term earnings, the Company believes its market warrants judicious office additions.

The Bank recently closed on the purchase of property at 55th Street and Plainfield Road in Countryside, Illinois. The Bank plans to open its 15th branch on this site by the end of 2002.

Qualitative and Quantitative Disclosures about Market Risk
----------------------------------------------------------

As described in the 2001 Annual Report on Form 10-K, the Company manages its interest rate risk through measurement techniques which include a simulation model and gap analysis. As part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 100 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2002 has changed materially from that at December 31, 2001.

Forward Looking Statements
--------------------------

This report contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of involving these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company's market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; the assessment of its provision and reserve for loan losses; developments pertaining to the loss situation discussed in Note 5 to the Financial Statements herein; significant increases in competition or changes in depositor preferences or loan demand, difficulties in identifying attractive branch sites or other expansion opportunities, or unanticipated delays in construction buildout; difficulties in attracting and retaining qualified personnel; and possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (A)    Exhibits

          None

   (B)    Reports on Form 8-K

          A report on Form 8-K was filed with the SEC on May 14, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST OAK BROOK BANCSHARES, INC.
                                           --------------------------------
                                                  (Registrant)



      Date: May 14, 2002                   /S/RICHARD M. RIESER, JR
            ------------                   --------------------------------
                                                  Richard M. Rieser, Jr.
                                                  President, Assistant
                                                  Secretary, and Director



      Date: May 14, 2002                   /S/ROSEMARIE BOUMAN
            ------------                   --------------------------------
                                                   Rosemarie Bouman
                                                   Vice President, Chief
                                                   Financial Officer and
                                                   Chief Accounting Officer