Form 10-Q
period 2002-06-30
FIRST OAK BROOK BANCSHARES INC
filed 2002-08-14
CIK 717837

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

                  For the quarterly period ended: June 30, 2002

                         Commission file number 0-14468

                              --------------------

                        FIRST OAK BROOK BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  36-3220778
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

  1400 Sixteenth Street, Oak Brook, IL 60523 - Telephone Number (630) 571-1050
                    (Address of principal executive offices)

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

As of August 12, 2002, 6,326,180 shares of the Company's common stock, par value $2.00 per share, were outstanding.

================================================================================

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                               Page
                                                                               ----
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets
    June 30, 2002 and December 31, 2001                                          3

  Condensed consolidated statements of income
    Three and six months ended June 30, 2002 and 2001                            5

  Condensed consolidated statements of changes in shareholders' equity
    Six months ended June 30, 2002 and 2001                                      7

  Condensed consolidated statements of cash flows
    Six months ended June 30, 2002 and 2001                                      8

  Notes to condensed consolidated financial
    statements - June 30, 2002                                                   9


Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                       12


Item 3.  Quantitative and Qualitative Disclosures About Market Risk             25


Part II. Other Information

Item 1.  Legal Proceedings                                                       *
Item 2.  Changes in Securities                                                   *
Item 3.  Defaults upon Senior Securities                                         *
Item 4.  Submission of Matters to a Vote of Security Holders                    25
Item 5.  Other Information                                                      26
Item 6.  Exhibits and Report on Form 8-K                                        26


Signatures                                                                      28

* Not applicable

PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              June 30,            December 31,
                                                                                2002                  2001
                                                                            -----------           ------------
                                                                                  (Dollars in thousands)
Assets

Cash and due from banks                                                    $   45,371            $   54,097

Federal funds sold and interest bearing
  deposits with banks                                                         104,004                56,001

Securities held-to-maturity, at
  amortized cost (fair value, $9,767
  and $10,509 at June 30, 2002
  and December 31, 2001, respectively)                                          9,348                10,228

Securities available-for-sale, at fair value                                  404,040               317,161

Loans, net of unearned discount                                               952,472               916,645
  Less allowance for loan losses                                              (18,201)               (6,982)
                                                                           -----------           ----------

    Net loans                                                                 934,271               909,663
                                                                           ----------            ----------

Premises and equipment, net                                                    25,630                23,466

Other assets                                                                   16,015                15,935
                                                                           ----------            ----------

  Total Assets                                                             $1,538,679            $1,386,551
                                                                           ==========            ==========

                                   (Unaudited)

                                                                                    June 30,            December 31,
                                                                                      2002                  2001
                                                                                  -----------           ------------
                                                                              (Dollars in thousands except share amounts)
Liabilities

Noninterest-bearing demand deposits                                               $  227,453              $  211,939
Interest-bearing deposits:
  Savings deposits and NOW accounts                                                  145,584                 136,156
  Money market accounts                                                              148,939                 166,339
  Time deposits
    Under $100,000                                                                   346,796                 293,302
    $100,000 and over                                                                353,417                 270,230
                                                                                  ----------              ----------
  Total interest-bearing deposits                                                    994,736                 866,027
                                                                                  ----------              ----------

     Total deposits                                                               1,222,189               1,077,966

Securities sold under agreements to repurchase
  and other short term debt                                                           81,320                  82,013
Treasury, tax and loan demand notes                                                   15,212                  20,000
Federal Home Loan Bank borrowings                                                     92,000                  86,000
Trust Preferred Capital Securities                                                    18,000                   6,000
Other liabilities                                                                      7,313                  15,020
                                                                                  ----------              ----------

     Total Liabilities                                                             1,436,034               1,286,999
                                                                                  ----------              ----------

Shareholders' Equity

Preferred stock, no par value, authorized--
      100,000 shares, issued--none                                                         -                       -
Common stock, $2 par value, authorized--16,000,000 shares at
  June 30, 2002 and December 31, 2001, issued--7,283,256 shares at
  June 30, 2002 and December 31, 2001, outstanding--6,326,180 shares
  at June 30, 2002 and 6,310,631 shares at December 31, 2001                          14,567                  14,567
Surplus                                                                               11,792                  11,878
Accumulated other comprehensive income, net of tax                                     6,462                   3,437
Retained earnings                                                                     81,310                  81,336
Less cost of shares in treasury, 957,076 common shares
  at June 30, 2002 and 972,625 common shares at December 31, 2001                    (11,486)                (11,666)
                                                                                  -----------             -----------

  Total Shareholders' Equity                                                         102,645                  99,552
                                                                                  ----------              ----------

  Total Liabilities and Shareholders' Equity                                      $1,538,679              $1,386,551
                                                                                  ==========              ==========

            See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three months                     Six months
                                                                    ended June 30,                  ended June 30,
                                                                 ---------------------        ---------------------
                                                                   2002          2001           2002         2001
                                                                 -------       -------        -------      --------
                                                                      (Dollars in thousands, except share amounts)
Interest income:
  Interest and fees on loans                                     $14,988       $16,370        $29,711      $32,702
  Interest on securities:
    U.S. Treasury and Government agencies                          4,296         3,894          8,297        7,822
    Obligations of states and political subdivisions                 571           719            985        1,422
    Other securities                                                 398           296            756          582
  Interest on Federal funds sold, securities
    purchased under agreements to resell
    and deposits with banks                                          251           498            591        1,039
                                                                 -------       -------        -------       ------

    Total interest income                                         20,504        21,777         40,340       43,567
                                                                 -------       -------        -------      -------

Interest expense:
  Interest on savings deposits and NOW accounts                      411           748            828        1,608
  Interest on money market accounts                                  767         1,076          1,622        2,317
  Interest on time deposits                                        5,593         8,070         11,133       16,285
  Interest on Federal funds purchased, securities
    sold under agreements to repurchase and other
    short term debt                                                  338           922            788        1,995
  Interest on Treasury, tax and loan demand notes                     16           131            137          389
  Interest on Federal Home Loan Bank borrowings                    1,350         1,307          2,642        2,565
  Interest on Trust Preferred Capital Securities                     170           160            331          320
                                                                 -------       -------        -------      -------

    Total interest expense                                         8,645        12,414         17,481       25,479
                                                                 -------       -------        -------      -------

Net interest income                                               11,859         9,363         22,859       18,088

Provision for loan losses                                         10,850           325         11,350          550
                                                                 -------       -------        -------      -------

Net interest income after provision for loan losses              $ 1,009       $ 9,038        $11,509      $17,538
                                                                 -------       -------        -------      -------

                                   (Unaudited)

                                                                     Three months               Six months
                                                                    ended June 30,            ended June 30,
                                                                 ---------------------     ---------------------
                                                                   2002          2001        2002          2001
                                                                 -------        ------     -------        ------
                                                                   (Dollars in thousands, except share amounts)
Other income:
  Service charges on deposit accounts                            $ 1,846        $1,467     $ 3,593        $2,838
  Investment management and trust fees                               434           389         815           700
  Merchant card processing fees                                    1,193           928       2,310         1,674
  Fees on mortgages sold, net of commissions                          80           150         276           210
  Income from revenue sharing agreement                              225           225         450           450
  Other operating income                                             390           283         714           713
  Investment securities gains, net of losses                         307             -         315           234
                                                                 -------        ------     -------        ------
Total other income                                                 4,475         3,442       8,473         6,819
                                                                 -------        ------     -------        ------

Other expenses:
  Salaries and employee benefits                                   5,224         4,472      10,337         8,994
  Occupancy expense                                                  540           521       1,065         1,020
  Equipment expense                                                  476           498         940           993
  Data processing                                                    385           380         805           721
  Professional fees                                                  532           213         767           386
  Postage, stationery and supplies                                   272           221         539           453
  Advertising and business development                               435           403         853           782
  Merchant card interchange expense                                  945           732       1,799         1,340
  Other operating expenses                                           445           397         872           735
                                                                 -------        ------     -------        ------

Total other expenses                                               9,254         7,837      17,977        15,424
                                                                 -------        ------     -------        ------

Income (loss) before income taxes                                 (3,770)        4,643       2,005         8,933

Income tax expense (benefit)                                      (1,441)        1,429         371         2,736
                                                                 --------       ------     -------        ------

Net income (loss)                                                $(2,329)       $3,214     $ 1,634        $6,197
                                                                 =======        ======     =======        ======

Basic earnings (loss) per share                                  $  (.37)       $  .51     $   .26        $  .98
                                                                 =======        ======     =======        ======
Diluted earnings (loss) per share                                $  (.37)       $  .50     $   .25        $  .96
                                                                 =======        ======     =======        ======

            See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                   Accumulated
                                                                      Other                                        Total
                                           Common                  Comprehensive    Retained      Treasury     Shareholders'
                                            Stock      Surplus       Income         Earnings        Stock         Equity
                                           -------     -------     -------------    --------      --------     -------------
                                                                     (Dollars in thousands)
Six Months Ended June 30, 2002
------------------------------
Balance at January 1, 2002                 $14,567     $11,878        $3,437        $81,336       $(11,666)      $ 99,552
Comprehensive income:
    Net Income                                                                        1,634                         1,634
    Unrealized holding gain during
       the period, net of
       reclassification adjustment                                     3,025                                        3,025
                                                                                                                 --------
Total comprehensive income                                                                                          4,659
Dividends declared                                                                   (1,660)                       (1,660)
Issuance of notes receivable on
    exercised options                                     (300)                                                      (300)
Exercise of stock options,
    net of tax benefit                                     214                                         180            394
                                           -------     -------        ------        -------       --------       --------
Balance at June 30, 2002                   $14,567     $11,792        $6,462        $81,310       $(11,486)      $102,645
                                           =======     =======        ======        =======       ========       ========


Six Months Ended June 30, 2001
------------------------------
Balance at January 1, 2001                 $14,567     $11,849        $1,410        $70,593       $(10,813)      $ 87,606
Comprehensive income:
    Net Income                                                                        6,197                         6,197
    Unrealized holding gain during
       the period, net of
       reclassification adjustments                                    2,802                                        2,802
                                                                                                                 --------
Total comprehensive income                                                                                          8,999
Dividends declared                                                                   (1,392)                       (1,392)
Exercise of stock options,
    net of tax benefit                                      28                                         181            209
Purchase of treasury stock                                                                            (797)          (797)
                                           -------     -------        ------        -------       --------       --------
Balance at June 30, 2001                   $14,567     $11,877        $4,212        $75,398       $(11,429)      $ 94,625
                                           =======     =======        ======        =======       ========       ========

            See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six months
                                                                                         ended June 30,
                                                                                -----------------------------
                                                                                  2002                   2001
                                                                                  ----                   ----
                                                                                     (Dollars in thousands)
Cash flows from operating activities:
      Net income                                                             $   1,634                $  6,197
      Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, accretion and amortization                                1,299                   1,314
         Provision for loan losses                                              11,350                     550
         Net gains on investment securities                                       (315)                   (234)
         Proceeds from sale of Broadview property                                    -                     300
         Gain on sale of Broadview property                                          -                    (172)
         Decrease from revenue sharing agreement                                   (28)                   (126)
         FHLB stock dividend                                                      (148)                   (226)
         Origination of real estate loans for sale                             (21,610)                (28,221)
         Gain on sale of mortgage loans originated for sale                       (429)                   (313)
         Proceeds from sale of real estate loans originated for sale            25,351                  27,249
         Increase in other assets                                                  (55)                   (249)
         Decrease in other liabilities                                          (9,264)                    (27)
                                                                             ---------                ---------
Net cash provided by operating activities                                        7,785                   6,042
                                                                             ---------                --------

Cash flows from investing activities:
      Securities held-to-maturity:
         Purchases                                                              (2,500)                 (1,800)
         Proceeds from maturities, calls and paydowns                            3,383                  10,105
      Securities available-for-sale:
         Purchases                                                            (269,952)                (60,920)
         Proceeds from maturities, calls and paydowns                          101,580                  32,365
         Proceeds from sales                                                    86,403                  29,406
      Increase in loans                                                        (39,270)                (26,650)
      Purchases of premises and equipment                                       (3,328)                   (714)
                                                                             ---------                --------
Net cash used in investing activities                                         (123,684)                (18,208)
                                                                             ---------                ---------

Cash flows from financing activities:
      Increase (decrease) in non-interest-bearing demand deposits               15,514                 (31,882)
      Increase in interest-bearing deposit accounts                            128,709                  69,508
      Increase (decrease) in short term borrowing obligations                   (5,481)                  6,752
      Proceeds from Federal Home Loan Bank borrowings                            6,000                   5,000
      Proceeds from Trust Preferred Capital Securities                          12,000                       -
      Purchase of treasury stock                                                     -                    (797)
      Issuance of notes receivable on options exercised                           (300)                      -
      Exercise of stock options                                                    394                     209
      Cash dividends                                                            (1,660)                 (1,392)
                                                                             ---------                --------
Net cash provided by financing activities                                      155,176                  47,398
                                                                             ---------                --------
Net increase in cash and cash equivalents                                       39,277                  35,232
Cash and cash equivalents at beginning of period                               110,098                  71,050
                                                                             ---------                --------
Cash and cash equivalents at end of period                                   $ 149,375                $106,282
                                                                             =========                ========
Supplemental disclosures:
      Interest paid                                                          $  22,214                $ 26,582
      Income taxes paid                                                          5,000                   2,860
      Transfer of securities available-for-sale
         from held-to-maturity                                               $       -                $ 76,131
                                                                             =========                ========

           See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

1.    Basis of Presentation:

      The consolidated financial statements include the accounts of First Oak Brook Bancshares, Inc. (the Company) and its wholly owned subsidiaries, Oak Brook Bank (the Bank), FOBB Statutory Trust I and FOBB Statutory Trust
      II. Also included are the accounts of Oak Real Estate Development Corporation, a wholly owned subsidiary of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

      The Company formed a wholly owned subsidiary in the second quarter of 2002, FOBB Statutory Trust II, for the purpose of participating in a Pooled Trust Preferred Program. See the section titled "Capital" for further discussion regarding this program.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2.    Financial Instruments With Off Balance Sheet Risk:

      In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, standby letters of credit and commercial letters of credit (collectively "commitments"), which are appropriately not reflected in the consolidated financial statements.

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

     The summary of these commitments to extend credit follows (in thousands):

                                                                June 30,               December 31,
                                                                  2002                     2001
                                                             ----------------------------------------
     Commercial loans                                           $101,561                  $119,832
     Real estate:
       Construction, land acquisition
         and development loans                                    65,061                    74,150
       Home equity loans                                         127,492                   126,514
     Check credit                                                    897                       878
     Performance standby letters of credit                        11,295                    13,122
     Financial standby letters of credit                           5,290                     6,897
                                                                --------                  --------
     Total commitments                                          $311,596                  $341,393
                                                                ========                  ========

3.   Earnings per Share:

     Basic earnings (loss) per share (EPS), is computed by dividing net income
     (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options. In the case of a net loss, there is no dilutive effect of stock options on EPS.

     The following table sets forth the denominator used for basic and diluted earnings (loss) per share for the periods ended June 30, 2002 and 2001 (dollars in thousands):

                                                      Three Months                     Six Months
                                                     Ended June 30,                  Ended June 30,
                                                    2002             2001           2002            2001
                                               ---------------------------      ------------------------
     Net income (loss)                            $(2,329)          $3,214         $1,634         $6,197
                                                =========        =========      =========      =========

     Denominator for basic earnings
        per share - weighted average
        shares outstanding                      6,337,027        6,332,887      6,332,343      6,341,212
     Effect of diluted securities:
        Stock options issued to
            employees and directors                 -               94,515        171,045         92,640
                                                ---------        ---------      ---------      ---------

     Denominator for diluted
        earnings per share                      6,337,027        6,427,402      6,503,388      6,433,852
                                                =========        =========      =========      =========

     Earnings (loss) per share:
        Basic                                      $(.37)             $.51           $.26           $.98
        Diluted                                    $(.37)             $.50           $.25           $.96
                                                =========        =========      =========      =========

     Weighted average options outstanding that were not included in the denominator for diluted earnings per share totaled 560,972 and 2,517 for the three and six month periods ending June 30, 2002, respectively, as their effect would be antidilutive. Since the

     Company recorded a net loss for the three months ended June 30, 2002, all options outstanding are considered antidilutive. Weighted average options totaling 42,644 and 42,122 were antidilutive for the three and six month periods ending June 30, 2001, respectively.

4.   Loans

     The following table indicates loans outstanding, as of the dates indicated (dollars in thousands):

                                                                  June 30,            December 31,
                                                                     2002                2001
                                                                -----------------------------------

     Commercial loans                                              $138,531           $146,691
     Real estate loans:
        Construction, land acquisition and development              104,333            102,594
        Commercial mortgage                                         237,633            213,689
        Residential mortgage                                        106,317            105,168
        Home equity                                                 115,427            112,877
     Indirect vehicle loans                                         239,673            224,311
     Consumer loans                                                  10,578             11,353
                                                                   --------           --------
     Total loans                                                    952,492            916,683
     Less unearned discount                                             (20)               (38)
                                                                   --------           ---------
     Loans, net of unearned discount                               $952,472           $916,645
                                                                   ========           =========

     The construction, land acquisition and development loans represent loans for the following purposes: approximately 63% are for construction of 1-4 family detached homes, condominiums and townhouses in the Chicago metropolitan area; approximately 22% are for retail developments; 6% represent rental multi-family residential projects; 6% are for industrial buildings and the remaining 3% are for hotel and office properties.

5.   New Accounting Pronouncements

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

6.   Restatement and Reclassification

     Certain amounts in the June 30, 2001 interim condensed consolidated financial statements have been reclassified to conform to their 2002 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights-Second Quarter Results

The Company recorded a net loss for the second quarter of 2002 of $2,329,000 compared with net income of $3,214,000 earned in the second quarter of 2001. The basic loss per share for the second quarter of 2002 was $.37 as compared to earnings per share of $.51 for 2001, while the diluted loss per share was $.37 for 2002 compared with earnings per share of $.50 for 2001.

Key performance indicators for the second quarter of 2002 showed an annualized return on average assets (ROA) of a negative .65% compared to a positive ROA of 1.01% in 2001. The annualized return on average shareholders' equity (ROE) for the second quarter of 2002 was a negative 9.15% compared to a positive ROE of 13.89% for the second quarter of 2001.

The net loss is due to a special $10.35 million provision to the allowance for loan losses occasioned by an apparent loan fraud. The Company's net income was adversely impacted by $6.8 million as a result of this event. Additional information regarding this loan is provided hereafter under the heading "Asset Quality".

Excluding the $6.8 million after-tax effect of the special provision, net income would have been $4,502,000 million for the second quarter of 2002, an increase of 40% as compared to 2001. Diluted earnings per share would have been $.69 for the second quarter of 2002, up 38%. ROA would have been 1.26% and ROE would have been 17.67% for the second quarter 2002.

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $2,431,000 or 25% as compared to the second quarter of 2001. This increase is attributable to a 12% increase in average interest earning assets complemented by a 37 basis point increase in the net interest margin to 3.58% in the second quarter of 2002 from 3.21% for the same period last year. The increase in net interest income and the net interest margin was primarily the result of the following:

..    The yield on average earning assets decreased 120 basis points to 6.13%
     while the cost of deposits and other borrowed funds decreased 193 basis points to 3.13% for the second quarter of 2002. The Federal Reserve reduced interest rates eleven times in 2001 for a total of 475 basis points. Since the Company's deposits and other interest bearing liabilities re-priced downward more quickly than its loans and investments, the margin benefited from the reduction in interest rates.

..    Total average earning assets increased $148.3 million or 12%, as compared to 2001. Average loans for the second quarter of 2002 grew $90.7 million or 11%, in comparison to the second quarter of 2001. The increase is primarily attributable to growth in commercial real estate mortgage loans ($46.2 million), construction loans ($42.2 million), home equity loans ($9.6 million) and indirect vehicle loans ($15.6 million) offset by decreases in residential loans ($15.4 million). See the Average Loans by Type and Yield table for further details.

     . The Company's average securities portfolio increased by $44.2 million primarily due to growth in the U.S. Government Agency securities ($56.5 million) and corporate and other securities ($6.7 million) offset by decreases in U.S. Treasury ($8.0 million) and municipal securities ($11.0 million).

     . Average interest-bearing liabilities increased $125.1 million or 13%, as compared to the second quarter of 2001. Average interest-bearing deposits increased $119.9 million primarily due to the promotion of the new Advanced Interest CD product launched late in the first quarter of 2002 and to a lesser extent the opening of the Bolingbrook office in 2002. The Advanced Interest CD product pays interest up front, rather than in arrears.

Average balances and effective interest yields and rates on a tax equivalent basis for the second quarter of 2002 and 2001 were as follows (dollars in thousands):

                                            Three months ended                     Three months ended
                                               June 30, 2002                          June 30, 2001
                                     ---------------------------------      ---------------------------------
                                                    Interest                               Interest
                                        Average      Income/    Yield/         Average      Income/    Yield/
                                        Balance      Expense      Rate         Balance      Expense      Rate
                                        -------      -------      ----         -------      -------      ----
Federal funds sold and interest
    bearing deposits with banks      $   57,944      $   251      1.74%     $   44,545     $    498      4.48%
Securities/1/                           360,991        5,496      6.11         316,773        5,190      6.57
Loans/1,2/                              939,201       15,011      6.41         848,537       16,408      7.76
                                     ----------      -------     -----      ----------     --------     -----
Total earning assets/
    interest income                  $1,358,136      $20,758      6.13%     $1,209,855     $ 22,096      7.33%

Cash and due from banks                  42,756                                 40,996
Other assets                             39,535                                 37,405
Allowance for loan losses                (7,995)                                (5,984)
                                     ----------                             ----------
Total average assets                 $1,432,432                             $1,282,272
                                     ==========                             ==========

Interest-bearing deposits            $  922,877      $ 6,771      2.94%     $  802,999     $  9,894      4.94%
Short-term debt                          89,630          354      1.58          88,986        1,053      4.75
FHLB borrowings                          89,890        1,350      6.02          86,000        1,307      6.09
Trust Preferred Capital Securities        6,659          170     10.29           6,000          160     10.74
                                     ----------      -------     -----      ----------     --------     -----
Total interest-bearing liabilities/
    interest expense                 $1,109,056      $ 8,645      3.13%     $  983,985     $ 12,414      5.06%

Demand deposits                         209,565                                190,935
Other liabilities                        11,647                                 14,560
                                     ----------                             ----------
Total liabilities                    $1,330,268                             $1,189,480
Shareholders' equity                    102,164                                 92,792
                                     ----------                             ----------
Total liabilities and
    shareholders' equity             $1,432,432                             $1,282,272
                                     ==========                             ==========

Net interest income/1//spread                        $12,113      3.00%                    $  9,682      2.27%
                                                     =======     =====                     ========     =====
Net interest margin/1/                                            3.58%                                  3.21%
                                                                 =====                                  =====

--------------------------
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.
/2/ Nonaccrual loans are included in the average balance.

Average Loans by type and yield for the second quarter
(Dollars in thousands)

                                                                                2002                      2001
                                                                     ---------------------------------------------------
                                                                         Amount       Yield         Amount       Yield
                                                                     ---------------------------------------------------
Commercial loans /1/                                                    $139,372       6.06%        $145,917      7.69%
Real estate loans:
  Construction, land acquisition and development loans /2/               106,622       5.71           64,373      7.82
  Commercial mortgage loans                                              227,194       7.10          181,035      8.52
  Residential mortgage loans                                             106,932       6.76          122,333      7.21
  Home equity loans                                                      113,614       4.82          104,036      7.23
Indirect vehicle loans                                                   234,971       6.84          219,405      7.66
Consumer loans                                                            10,496       7.43           11,438      8.69
                                                                        --------       ----         --------      ----
Total Loans/1,2/                                                        $939,201       6.41%        $848,537      7.76%
                                                                        ========       =====        ========      ====

The Company recorded a provision for loan losses of $10,850,000 for the second quarter of 2002 as compared to $325,000 for the second quarter of 2001. The increase is due primarily to a special $10.35 million provision specifically related to one construction loan. See "Asset Quality" for additional information relating to the construction loan. The remainder of the increase is due to a weakening economy, an increase in other nonperforming loans, and growth in the commercial construction and commercial mortgage loan portfolios.

Total other income increased $1,033,000 or 30%. Excluding the net gains on sales of investment securities in 2002, other income increased 21%. Service charges on deposit accounts increased $379,000 primarily due to an increase in service fees earned in the Company's Treasury Management business. Treasury Management customers have the option of paying for their services either by maintaining noninterest bearing deposit balances or paying in cash. The amounts presented here represent cash fees paid by our Treasury Management customers. These cash fees increased primarily due to a slight increase in pricing and more customers paying a portion of their fees in cash. As interest rates drop so does the value assigned to deposit balances. Therefore, in a low interest rate environment (like we are currently experiencing), cash fees are expected to rise; whereas in a higher interest rate environment, the value of deposit balances cover more of the service charges and cash fees tend to decline. Total Treasury Management service charges, both cash and balance equivalents, increased 5% as compared to the second quarter of 2001. Included in this category is one significant customer, which is under contract with the Bank until June of 2003.

Investment management and trust fees increased $45,000 primarily due to new trust business. Discretionary assets under management reached $390 million at June 30, 2002, up from $320 million at June 30, 2001.

Merchant card processing fees increased $265,000 primarily due to new merchant accounts and higher sales volume. The number of merchant outlets at June 30, 2002 increased to 410 as compared to 345 at June 30, 2001. Merchant interchange expense (in other operating expenses) rose $213,000 as compared to the second quarter of 2001.

-------------
/1/ Tax equivalent basis. Average yield on tax exempt loans include the effects of tax equivalent adjustments using a tax rate of 34%. /2/ Nonaccrual loans are included in the average balance.

Fees on mortgages sold with servicing released decreased $70,000 as compared to the second quarter of 2001. The Company originated a total of $22.2 million in mortgage loans in the second quarter of 2002, of which $9.8 million were sold. During the same period of 2001, the Company originated $20.9 million in mortgage loans, of which $18.9 million were sold. Fees from mortgages sold tapered off due to the Company retaining a larger percentage of loans for its own portfolio. Fee income is shown net of commissions paid to the mortgage originators.

Income from the revenue sharing agreement made in connection with the sale of the credit card portfolio in 1997 remained constant at $225,000. Under the agreement, the Company shared in the revenue from the sold portfolio for the five years ending June 30, 2002. Since the contractual term has expired, the Company will no longer be receiving income from this source.

Other operating income increased $107,000 due to an increase in mutual fund sweep fees and income related to a covered call option. The Company wrote a covered call option against a U.S. Government Agency security with a book value of $10 million to enhance the overall return on the security. There were no outstanding call options at June 30, 2002.

The Company recorded net gains on the sales of investment securities of $307,000 in 2002. These gains were from the sales of $50 million of U.S. Government Agency securities that were priced at a premium but were expected to be called. The proceeds were reinvested in callable securities with longer maturities. There were no sales of investment securities in the second quarter of 2001.

Total other expenses increased $1,417,000 or 18%. Annualized operating expenses as a percentage of average assets increased to 2.6% for 2002 compared with 2.4% for 2001. Annualized net overhead expenses as a percentage of average assets were 1.4% for 2002 compared to 1.5% for 2001. The increase in operating expenses was primarily due to new positions and salary increases, professional fees related to the apparent loan fraud, higher merchant card interchange expense, and costs associated with the Bolingbrook branch that opened in March 2002. The efficiency ratio (other expenses divided by net interest income and other income) improved to 56.7% in 2002 as compared to 61.2% in 2001.

Earnings Highlights-Six Month Results

Net income for the six months ended June 30, 2002 was $1,634,000, compared with $6,197,000 earned in 2001. Basic earnings per share for the first six months of 2002 were $.26 as compared to $.98 earned in 2001, while diluted earnings per share were $.25 in 2002 as compared to $.96 in 2001.

Key performance indicators for the six-month period show an annualized ROA of ..23% for 2002 compared with .99% for 2001. The annualized ROE for 2002 was 3.24% compared with 13.70% for 2001.

Excluding the $6.8 million after-tax effect of the special provision to the allowance for loan losses in the second quarter of 2002, net income for the first six months of 2002 would have been $8,465,000 million, up 37% from 2001. Diluted earnings per share would have been $1.30, up 35% from 2001. ROE would have been 16.77%, and ROA would have been 1.21% for the first half of 2002.

Net interest income for the first six months of 2002, on a tax equivalent basis, increased $4,577,000 or 24%. This increase is due to a 12% increase in average earning assets and a 37 basis point increase in the net interest margin to 3.52% in 2002 from 3.15% in 2001. The increase in net interest income and the net interest margin was primarily the result of the following:

..    The yield on average earning assets decreased 128 basis points to 6.16%
     while the cost of deposits and other borrowed funds decreased 205 basis points to 3.24% for the first six months of 2002. Since the Company's deposits and other interest bearing liabilities repriced downward more quickly than its loans and investments, the margin improved. The margin continued to benefit in 2002 from Federal Reserve interest rate reductions during 2001.

..    Total average earning assets increased $138.8 million or 12% as compared to
     2001. Average loans for the first six months of 2002 grew $77.9 million or 9%, in comparison to the first six months of 2001. The increase is primarily attributable to growth in construction loans ($45.3 million), commercial real estate ($34.0 million), indirect vehicle loans ($12.0 million) and home equity loans ($9.5 million) offset by a decrease in residential loans ($20.3 million). See the Average Loans by Type and Yield table for more details.

..    The Company's average security portfolio increased $33.1 million primarily due to the growth in U.S. Government Agency securities ($44.3 million) and corporate and other securities ($7.3 million) offset by decreases in U.S. Treasury ($9.1 million) and municipal ($9.4 million) securities.

..    Average interest-bearing liabilities increased $117.3 million or 12% as compared to the first six months of 2001. Average interest-bearing deposits increased $105.3 million due to retail deposit promotions of the new Advanced Interest CD product, and to a lesser extent, the opening of the Bolingbrook office in 2002. In addition, average FHLB borrowings and short-term debt increased.

Average balances and effective interest yields and rates on a tax equivalent basis for the first six months of 2002 and 2001 were as follows (dollars in thousands):

                                                               2002                                             2001
                                             ----------------------------------------       ----------------------------------------
                                                              Interest                                        Interest
                                                Average        Income/      Yield/             Average         Income/      Yield/
                                                Balance        Expense       Rate              Balance         Expense       Rate
                                                -------       --------      -----              -------        --------      ------
Federal funds sold and interest bearing
  deposits with banks                        $   69,242       $   591        1.72%           $   41,494       $ 1,039        5.05%
Securities /1/                                  347,640        10,433        6.05               314,502        10,381        6.66
Loans /1, 2/                                    919,208        29,754        6.53               841,291        32,779        7.86
                                             ----------       -------       -----            ----------       -------       -----
Total earning assets/interest income         $1,336,090       $40,778        6.16%           $1,197,287       $44,199        7.44%

Cash and due from banks                          44,350                                          40,633
Other assets                                     38,788                                          36,957
Allowance for loan losses                        (7,603)                                         (5,887)
                                             -----------                                     -----------
Total average assets                         $1,411,625                                      $1,268,990
                                             ==========                                      ==========

Interest-bearing deposits                    $  894,465       $13,583        3.06%           $  789,157       $20,210        5.16%
Short-term debt                                 100,520           925        1.86                91,882         2,384        5.23
FHLB borrowings                                  87,956         2,642        6.06                84,978         2,565        6.09
Trust Preferred Capital Securities                6,331           331       10.56                 6,000           320       10.79
                                             ----------       -------       -----            ----------       -------       -----
Total interest-bearing liabilities/
  interest expense                           $1,089,272       $17,481        3.24%           $  972,017       $25,479        5.29%

Demand deposits                                 208,013                                         191,873
Other liabilities                                12,535                                          13,872
                                             ----------                                      ----------
Total liabilities                            $1,309,820                                      $1,177,762
Shareholders' equity                            101,805                                          91,228
                                             ----------                                      ----------
Total liabilities and shareholders'
  equity                                     $1,411,625                                      $1,268,990
                                             ==========                                      ==========

Net interest income /1/spread                                 $23,297        2.92%                           $ 18,720        2.15%
                                                              =======       =====                            ========       =====

Net interest margin /1/                                                      3.52%                                           3.15%
                                                                            =====                                           =====

--------
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.
/2/ Nonaccrual loans are included in the average balance.

Average loans by type and yield for the six months ended June 30,
(Dollars in thousands)
                                                  2002                  2001
                                          -------------------------------------
                                           Amount   Yield        Amount   Yield
                                          -------------------------------------
Commercial loans/1/                       $141,170   6.04%      $142,935   8.00%
Real estate loans:
     Construction, land acquisition
         and development loans/2/          102,264   5.95%        56,990   8.30%
     Commercial real estate loans          217,092   7.27%       183,069   8.43%
     Residential mortgage loans            104,741   6.93%       125,000   7.27%
     Home equity loans                     112,737   4.82%       103,193   7.67%
Indirect vehicle loans                     230,546   6.99%       218,572   7.55%
Consumer loans                              10,658   7.43%        11,532   8.77%
                                          --------   ----       --------   ----
Total Loans/1,2/                          $919,208   6.53%      $841,291   7.86%
                                          ========   ====       ========   ====

The Company recorded a provision for loan losses of $11,350,000 for the first six months of 2002 compared to $550,000 for the first six months of 2001. This increase was primarily due to a $10,350,000 special provision described further in "Asset Quality". The remainder of the increase is due to a weakening economy, an increase in other nonperforming loans, and growth in the commercial construction and commercial mortgage loan portfolios.

Total other income increased $1,654,000 or 24%. Excluding the net gains on the sales of investment securities and the gain on the sale of the Broadview drive-thru in 2001 of $172,000, other income increased 27%. Service charges on deposit accounts increased $755,000 primarily due to an increase in service fees earned in the Company's Treasury Management business. Treasury Management customers have the option of paying for their services either by maintaining noninterest bearing deposit balances or paying in cash. The amounts presented here represent cash fees paid by our Treasury management customers. These cash fees increased primarily due to a slight increase in pricing and more customers paying a portion of their fees in cash. As interest rates drop so does the value assigned to deposit balances. Therefore, in a low interest rate environment (like we are currently experiencing), cash fees are expected to rise; whereas in a higher interest rate environment, the value of deposit balances cover more of the service charges and cash fees tend to decline. Total Treasury Management service charges, both cash and balance equivalents increased 4% for the first six months of 2002 as compared to the same period of 2001. Included in this category is one significant customer, which is under contract with the Bank until June 2003.

Investment management and trust fees increased $115,000 due primarily to new customers and an increase in the discretionary assets under management.

Merchant card processing fees increased $636,000 primarily due to new merchant accounts and higher sales volume. Merchant interchange expense (in other operating expenses) rose $459,000 as compared to the same period of 2001.

---------------------
/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.

/2/ Nonaccrual loans are included in the average balance.

Fees on mortgages sold with servicing released, increased $66,000 as compared to the first six months of 2001. Although the dollar value of sold loans declined, the Bank earns slightly more in overages in a declining rate environment. As a result of lower interest rates, the residential mortgage loan refinance market improved beginning in late 2001 and continuing during the first half of 2002. The Company originated a total of $50.0 million in mortgage loans through June 2002, of which $25.4 million were sold. During the same period of 2001, the Company originated $33.9 million of mortgage loans, of which $27.2 million were sold. Fee income is shown net of commissions paid to the mortgage originators.

Excluding the gain on the sale of the Broadview drive-thru of $172,000 in 2001, other operating income increased primarily due to an increase in mutual fund sweep fees attributable to increased volume and income related to a covered call option transaction.

The Company recorded net security gains of $315,000 in 2002, compared to gains of $234,000 in 2001. The gains in 2002 were from the sales of $50 million in U.S. Government Agency securities that were expected to be called and $1 million in corporate and other securities. The gains in 2001 were from the sales of $9 million in U.S. Government Agency securities and $.5 million in corporate and other securities.

Total other expenses increased $2,553,000 or 17%. Annualized operating expenses as a percentage of average assets increased to 2.6% for 2002 compared with 2.4% for 2001. Annualized net overhead expenses as a percentage of average assets decreased to 1.4% for 2002 compared to 1.5% for 2001. The efficiency ratio (other expenses divided by net interest income and other income) improved to 57.4% in 2002 as compared to 61.9% in 2001. The increase in operating expenses was primarily due to new positions and salary increases, increased professional fees primarily due to the apparent loan fraud, higher merchant card interchange expense, and new costs associated with the Bolingbrook branch that opened in March 2002.

Asset Quality

Nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing, other real estate owned and repossessed vehicles) totaled $19,196,000 at June 30, 2002 and $1,878,000 at December 31, 2001. Nonaccrual loans consist primarily of two commercial real estate construction loans. One is a commercial real estate construction loan with a balance of $1,326,000 on a partially completed hotel in Burr Ridge, Illinois. The property was auctioned through the bankruptcy court in May 2002; however, the bankruptcy judge later voided the sale. The Bank is currently recanvassing potential purchasers in an effort to sell the hotel property.

The other nonaccrual loan is a commercial real estate construction loan to develop a luxury, high rise condominium in Chicago's River North neighborhood, which has an outstanding balance of $17,063,000. The unfinished project is now in Company-initiated foreclosure and court receivership, following the maturity of the mortgage and subsequent discovery of an apparent fraud by the borrowers. The Company continues to evaluate alternatives relating to the project and intends to vigorously pursue recovery, including claims under the Bank's insurance bond.

A criminal complaint was filed on July 11, 2002 against two of the condominium developers in the U.S. District Court for the Northern District of Illinois alleging, among other things, a scheme to defraud Oak Brook Bank.

While the Company has established a specific allocation in its allowance for loan losses of $10.35 million related to this loan, the Company did not charge-off any portion of the loan in the second quarter. The Company anticipates that a charge-off will be recorded once a determination is made with respect to the disposition of the project. It remains too early to evaluate recovery prospects and no assurances can be given about the amount or timing thereof.

Upon detecting the loan irregularities, the Bank engaged a team of specialists from KPMG LLP to review all of the Bank's commercial construction loans and engaged RSM McGladrey, Inc. to review all other commercial loan relationships with outstanding balances over $1 million. These reviews, which occurred late in the second quarter, did not identify any losses from other borrowers.

As a result of the special provision, the Company's allowance for loan losses rose to $18.2 million at June 30, 2002, or 1.91% of loans outstanding and .96x nonperforming loans. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Net charge-offs for the first six months of 2002 totaled $131,000 compared to $72,000 in 2001. Virtually all charge-offs relate to the Company's $231 million (average balance) indirect auto and Harley-Davidson motorcycle portfolio.

Losses on repossessed vehicles are charged off to the allowance when title is taken and the vehicle is valued. At that time, they are not included in loans but are classified as other assets on the balance sheet and typically are sold within 90 days.

The following table summarizes the Company's nonperforming assets (in thousands):

                                                                            June 30,     December 31,
                                                                              2002           2001
                                                                          ------------------------------
Nonaccrual                                                                  $18,399         $1,295
Loans which are past due 90 days or
      more and still accruing                                                   529            437
                                                                            -------         ------
      Total nonperforming loans                                              18,928          1,732
Other real estate owned                                                           -              -
Repossessed vehicles                                                            268            146
                                                                            -------         ------
      Total nonperforming assets                                            $19,196         $1,878
                                                                            =======         ======

Nonperforming loans to loans outstanding                                       1.99%           .19%
Nonperforming assets to total assets                                           1.25%           .14%
Allowance for loan losses to nonperforming loans                                .96x          4.03x
Allowance for loan losses to loans outstanding                                 1.91%           .76%
Net chargeoffs to average loans outstanding (annualized)                        .03%           .03%

Capital

Shareholders' equity totaled $102.6 million at June 30, 2002. The Company and the Bank's Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and the Bank as of June 30, 2002 and the minimum ratios for "adequately capitalized" and "well capitalized".

                                                                            Capital Required To Be
                                                                    --------------------------------------
                                                                       Adequately
                                                    Actual             Capitalized       Well Capitalized
                                               -----------------    ----------------    ------------------
                                                Amount     Ratio     Amount    Ratio     Amount      Ratio
                                               -----------------    ----------------    ------------------
As of June 30, 2002:
Total Capital (to Risk Weighted Assets)
      Consolidated                             $127,527    11.92%   $85,606      8%     $107,008      10%
      Oak Brook Bank                            122,726    11.50     85,404      8       106,756      10
Tier 1 Capital (to Risk Weighted Assets)
      Consolidated                              114,183    10.67     42,803      4        64,205       6
      Oak Brook Bank                            109,382    10.25     42,702      4        64,053       6
Tier 1 Capital (to Average Assets)
      Consolidated                              114,183     7.97     57,297      4        71,622       5
      Oak Brook Bank                            109,382     7.64     57,234      4        71,543       5

During the second quarter of 2002, the Company issued $12 million of Trust Preferred Capital Securities that were part of a $520 million Pooled Trust Preferred Offering distributed in an institutional private placement. The securities bear a variable interest rate of 90-day LIBOR plus 3.45%, initially 5.34%, mature on June 26, 2032 and are noncallable for 5 years. The Trust Preferred Capital Securities are recorded in the consolidated financial statements as long term debt and included as Tier 1 capital for regulatory purposes. Interest on the securities is currently tax deductible. Of the $12 million in proceeds, $8 million was invested as additional capital in the Bank and the remainder has been retained by the Company for general corporate purposes. The Company has a total of $18 million in Trust Preferred Capital Securities outstanding as of June 30, 2002.

During the first quarter of 2002, the Company made $300,000 in market rate loans to certain executive vice presidents of the Bank to exercise stock options granted under the 2001 Stock Option Plan. The notes receivable earn interest at 4.58% (the IRS medium term rate), have a term of five years, and can be prepaid by the borrower. The loans are full recourse to the borrowers and are secured by 10,821 shares of the Company's common stock. The exercise of the stock options shows as an addition to capital and the notes receivable are shown as a reduction to capital.

In 2000 the Board of Directors authorized a stock repurchase program which allows (but does not require) the Company to repurchase 200,000 shares (or approximately 3% of outstanding shares) of common stock through August 2003 (as extended). Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. No shares were purchased in the first six months of 2002 and approximately 104,000 shares remain available to be repurchased under the program.

The market price of the Company's common stock at June 30, 2002 was $31.57 with a book value of $15.74 per share. The ratio of the Company's price to the last 12 months earnings was 22.39x.

During the first six months of 2002, the Company paid dividends of $.24 per share. The dividend payout ratio on six month earnings was 101.59% for 2002 compared to 22.46% for 2001. On July 16, 2002 the Company declared a cash dividend of $.1425 payable on October 18, 2002, to shareholders of record as of October 7, 2002.

Liquidity

Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements, shareholders' dividends, as well as to purchase treasury shares under the stock repurchase program.

The Parent Company and the Bank have numerous sources of liquidity including a significant portfolio of shorter term assets, readily marketable investment securities, the ability to attract consumer time deposits and access to various borrowing arrangements. Available borrowing arrangements are summarized as follows:

     Oak Brook Bank:

     . Federal funds lines aggregating $123 million with seven correspondent banks, subject to continued good financial standing. As of June 30, 2002, all $123 million was available for use under these lines.

     . Reverse repurchase agreement lines with five brokerage firms based on the pledge of specific collateral and continued good financial standing of the Bank. As of June 30, 2002, approximately $122 million was available to the Bank under these lines.

     . Advances from the Federal Home Loan Bank of Chicago based on the pledge of specific collateral and FHLB stock ownership. As of June 30, 2002, approximately $500,000 remains available to the Bank under the FHLB agreements without the pledge of additional collateral.

     . The Bank has a borrowing line of approximately $213 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral.

     Parent Company:

     . The Parent Company has a revolving credit arrangement for $15 million. The line was unused at June 30, 2002. The maturity date of the line was recently extended to April 1, 2003 and is anticipated to continue to be renewed annually.

     . The Parent Company also has cash, short-term investments and other marketable securities totaling $6.4 million at June 30, 2002.

Interest Rate Sensitivity

The business of the Company and the composition of its balance sheet consists of investments in interest earning assets (primarily loans and investment securities) which are primarily funded by interest bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The net income of the Company depends, to a substantial extent, on the differences between the income the Company receives from loans, investment securities, and other earning assets and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities. In addition, since the Company's primary source of interest bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market areas in which the Company operates.

The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of 200 basis points.

The rate shock analysis assesses the risk of changes in annual net interest income in the event of an immediate and sustained parallel change in market rates of 25 to 200 basis points. The interest rate sensitivity presented includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at period end will remain constant over the measurement period and (ii) that changes in market interest rates are parallel and instantaneous across the yield curve. This analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio. These actions would likely reduce the variability of net interest income in extreme interest rate shock forecasts.

The tables below present the Company's projected changes in net interest income for various rate shock levels at June 30, 2002 and December 31, 2001. These projections should not be relied upon as indicative of actual results. (Dollars in thousands.)


                                                      June 30, 2002
                                             -100bp   -25bp     +25bp   +100bp
                                            ----------------------------------
Annual net interest income change from
  an immediate change in rates              $ (187)   $(48)    $ 25    $ 748

Percent change                                 (.4)%   (.1)%     .1%     1.6%


                                                     December 31, 2001
                                              -100bp   -25bp    +25bp   +100bp
Annual net interest income change from      ----------------------------------
  an immediate change in rates              $ (337)   $210    $(193)   $ 632

Percent change                                 (.7)%    .5%     (.4)%    1.4%


Historically, rate shock analysis has shown that the Company is liability sensitive, meaning that interest sensitive liabilities exceed interest sensitive assets and generally this results in the net interest margin increasing in a falling rate environment and decreasing in a rising rate environment. However, the rate shock analysis shows in the current very low interest rate environment, if market rates continue to decrease, the rates paid on deposit liabilities may not reflect the full amount of the decrease since rates are already so low. If rates increase, rates paid on deposits may not reflect the full extent of the rate increase until rates approach a more historical level.

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

The Bank recently closed on the purchase of property at 55th Street and Plainfield Road in Countryside, Illinois. The Bank plans to open its 15th branch on this site by the end of 2002. The Bank has a contract on property at Route 38 and Randall Road in St. Charles, Illinois where it plans to build a branch to open in 2003, subject to final approvals.

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of involving these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company's market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; the assessment of its provision and reserve for loan losses; developments pertaining to the loss situation discussed herein; significant increases in competition or changes in depositor preferences or loan demand, difficulties in identifying attractive branch sites or other expansion opportunities, or unanticipated delays in construction build-out; difficulties in attracting and retaining qualified personnel; and possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See "Interest Rate Sensitivity" in ITEM 2.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 7, 2002 at 1400 Sixteenth Street, Oak Brook Bank Conference Center, Oak Brook, Illinois.

Matters presented to the shareholders for vote were the election of three Class III directors, the consideration and approval of an Employee Stock Purchase Plan, and the ratification of the selection of the independent auditors. The number of Common shares eligible to vote at the annual meeting was 6,321,452. The results of the votes on these matters are as follows:

ELECTION OF DIRECTORS

Shareholders elected the following as Class III directors for a term expiring at the 2005 Annual Meeting of Shareholders. Votes cast were as follows:

                                            Votes         Votes
                                             For         Withheld     Abstain
                                        ------------     --------     -------

Miriam Lutwak Fitzgerald                   5,793,431        9,142      13,342
Percent of Eligible Vote                      91.65%         .14%        .21%

Eugene P. Heytow                           5,446,109      356,464      13,342
Percent of Eligible Vote                      86.15%        5.64%        .21%

Geoffrey R. Stone                          5,793,531        9,042      13,342
Percent of Eligible Vote                      91.65%         .14%        .21%


Additional directors, whose term of office continued after the meeting are as follows:

Class I - Term Expiring in 2003
-------------------------------
John W. Ballantine
Frank M. Paris
Robert M. Wrobel

Class II - Term Expiring in 2004
--------------------------------
Stuart I. Greenbaum
Richard F. Levy (Mr. Levy resigned as a director on June 4, 2002)
Richard M. Rieser, Jr.
Michael Stein

CONSIDERATION AND APPROVAL OF THE FIRST OAK BROOK BANCSHARES, INC.
EMPLOYEE STOCK PURCHASE PLAN
--------------------------------------------------------------------------------

Shareholders approved the Employee Stock Purchase Plan.
Votes cast were as follows:
                                     For               Against           Abstain

Votes Received                    5,642,183            154,752            18,970

Percent of Votes Cast                97.01%              2.66%              .33%

RATIFICATION OF THE APPOINTMENT OF KPMG LLP AS INDEPENDENT AUDITORS
FOR THE COMPANY
--------------------------------------------------------------------------------

Shareholders ratified the appointment of KPMG LLP as independent auditors for 2002. Votes cast were as follows:

                                     For                Against          Abstain

Votes Received                    5,785,058              9,160            15,610

Percent of Eligible Vote             91.51%               .14%              .25%

ITEM 5.  OTHER INFORMATION

On July 16, 2002, the Board of Directors selected Charles J. Gries, 57, as a director of the Company to fill the vacancy created by the resignation of Richard F. Levy. Mr. Gries, head of the public accounting firm of Charles J. Gries & Company LLP, Schaumburg, Illinois, continues to serve as an Advisory Director of the Bank, a position he has held since 1980.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)    Exhibits

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

                Exhibit (4.1)       Form of Common Stock Certificate
                                    (Exhibit 4.1 to the Company's Form 10-Q
                                    Quarterly Report for the period ended June
                                    30, 1999 incorporated herein by reference).

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

                Exhibit (10.1)      Amendment to Loan Agreement between First
                                    Oak Brook Bancshares, Inc. and LaSalle
                                    National Bank dated December 1, 1991 as
                                    amended March 31, 2002 filed herewith.

                Exhibit (99.1)      Certificate pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002 for
                                    Eugene P. Heytow, Chief Executive Officer

                Exhibit (99.2)      Certificate pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002 for
                                    Rosemarie Bouman, Chief Financial Officer

(B)      Report on Form 8-K

         A report on Form 8-K was filed with the SEC on July 18, 2002 and provided the Company's second quarter earnings release dated July 16, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FIRST OAK BROOK BANCSHARES, INC.
                                                --------------------------------
                                                         (Registrant)



      Date: August 12, 2002                     /s/ RICHARD M. RIESER, JR
            ---------------                     --------------------------------
                                                     Richard M. Rieser, Jr.
                                                     President, Assistant
                                                     Secretary, and Director



      Date: August 12, 2002                     /s/ ROSEMARIE BOUMAN
            ---------------                     --------------------------------
                                                      Rosemarie Bouman
                                                      Vice President, Chief
                                                      Financial Officer and
                                                      Chief Accounting Officer