Form 10-Q
period 2002-09-30
FIRST OAK BROOK BANCSHARES INC
filed 2002-11-14
CIK 717837

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

               For the quarterly period ended: September 30, 2002

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

As of November 12, 2002, 6,326,180 shares of the Company's common stock, par value $2.00 per share, were outstanding.

================================================================================

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

      Condensed consolidated balance sheets
         September 30, 2002 and December 31, 2001                                                     3

      Condensed consolidated statements of income
         Three and nine months ended September 30, 2002 and 2001                                      5

      Condensed consolidated statements of changes in shareholders' equity
         Nine months ended September 30, 2002 and 2001                                                7

      Condensed consolidated statements of cash flows
         Nine months ended September 30, 2002 and 2001                                                8

      Notes to condensed consolidated financial
         statements - September 30, 2002 and 2001                                                     9


Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                                            11


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  30

Item 4.  Controls and Procedures                                                                     30

Part II. Other Information

Item 1.  Legal Proceedings                                                                            *
Item 2.  Changes in Securities                                                                        *
Item 3.  Defaults upon Senior Securities                                                              *
Item 4.  Submission of Matters to a Vote of Security Holders                                          *
Item 5.  Other Information                                                                            *
Item 6.  Exhibits and Report on Form 8-K                                                             30


Signatures                                                                                           32
----------

* Not applicable

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       September 30,      December 31,
                                                           2002               2001
                                                       -------------      ------------
                                                           (Dollars in thousands)
Assets
------

Cash and due from banks                                $      57,494      $     54,097

Federal funds sold and interest bearing
   deposits with banks                                        49,003            56,001

Securities held-to-maturity, at
   amortized cost (fair value, $10,246
   and $10,509 at September 30, 2002
   and December 31, 2001, respectively)                        9,488            10,228

Securities available-for-sale, at fair value                 476,867           317,161

Loans, net of unearned discount                              944,841           916,645
   Less allowance for loan losses                             (6,916)           (6,982)
                                                       -------------      ------------

      Net loans                                              937,925           909,663
                                                       -------------      ------------

Premises and equipment, net                                   25,397            23,466

Other assets                                                  33,163            15,935
                                                       -------------      ------------

   Total Assets                                        $   1,589,337      $  1,386,551
                                                       =============      ============

                                   (Unaudited)

                                                                    September 30,            December 31,
                                                                        2002                     2001
                                                                 -------------------      -----------------
                                                                 (Dollars in thousands except share amounts)
Liabilities
-----------

Noninterest-bearing demand deposits                              $           246,544      $         211,939
Interest-bearing deposits:
      Savings deposits and NOW accounts                                      148,132                136,156
      Money market accounts                                                  148,553                166,339
      Time deposits
         Under $100,000                                                      351,707                293,302
         $100,000 and over                                                   376,354                270,230
                                                                 -------------------      -----------------
      Total interest-bearing deposits                                      1,024,746                866,027
                                                                 -------------------      -----------------

         Total deposits                                                    1,271,290              1,077,966

Securities sold under agreements to repurchase
      and other short term debt                                               72,857                 82,013
Treasury, tax and loan demand notes                                           19,453                 20,000
Federal Home Loan Bank borrowings                                             87,000                 86,000
Trust Preferred Capital Securities                                            18,000                  6,000
Other liabilities                                                             12,720                 15,020
                                                                 -------------------      -----------------

         Total Liabilities                                                 1,481,320              1,286,999
                                                                 -------------------      -----------------

Shareholders' Equity
--------------------

Preferred stock, no par value, authorized--
      100,000 shares, issued--none                                                 -                      -
Common stock, $2 par value, authorized--16,000,000
      shares at September 30, 2002 and December 31, 2001,
      issued--7,283,256 shares at September 30, 2002 and
      December 31, 2001, outstanding--6,326,180
      shares at September 30, 2002 and 6,310,631 shares
      at December 31, 2001                                                    14,567                 14,567
Surplus                                                                       11,792                 11,878
Accumulated other comprehensive income, net of tax                             8,619                  3,437
Retained earnings                                                             84,525                 81,336
Less cost of shares in treasury, 957,076 common shares
      at September 30, 2002 and 972,625 common shares at
      December 31, 2001                                                      (11,486)               (11,666)
                                                                 -------------------      -----------------

      Total Shareholders' Equity                                             108,017                 99,552
                                                                 -------------------      -----------------

      Total Liabilities and Shareholders' Equity                 $         1,589,337      $       1,386,551
                                                                 ===================      =================

            See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three months                    Nine months
                                                                  ended September 30,            ended September 30,
                                                                  -------------------            -------------------
                                                                   2002         2001              2002         2001
                                                                   ----         ----              ----         ----
                                                                     (Dollars in thousands, except share amounts)
Interest income:
      Interest and fees on loans                                 $14,791      $16,567            $44,503      $49,269
      Interest on securities:
         U.S. Treasury and Government agencies                     5,206        3,606             13,503       11,428
         Obligations of states and political subdivisions            542          693              1,527        2,115
         Other securities                                            495          385              1,250          967
      Interest on Federal funds sold, securities
         purchased under agreements to resell
         and deposits with banks                                     268          352                858        1,387
      Interest on deposits with banks                                  -            -                  1            4
                                                                  ------       ------             ------      -------

         Total interest income                                    21,302       21,603             61,642       65,170
                                                                  ------       ------             ------      -------

Interest expense:
      Interest on savings deposits and NOW accounts                  435          649              1,263        2,257
      Interest on money market accounts                              769        1,027              2,391        3,344
      Interest on time deposits                                    5,881        7,528             17,014       23,813
      Interest on Federal funds purchased, securities
         sold under agreements to repurchase and other
         short term debt                                             320          802              1,108        2,797
      Interest on Treasury, tax and loan demand notes                 33           95                170          484
      Interest on Federal Home Loan Bank borrowings                1,383        1,321              4,025        3,886
      Interest on Trust Preferred Capital Securities                 326          161                657          481
                                                                  ------       ------             ------      -------

         Total interest expense                                    9,147       11,583             26,628       37,062
                                                                  ------       ------             ------      -------

Net interest income                                               12,155       10,020             35,014       28,108

Provision for loan losses                                          2,200          500             13,550        1,050
                                                                  ------       ------             ------      -------

Net interest income after provision for loan losses              $ 9,955      $ 9,520            $21,464      $27,058
                                                                  ------       ------             ------      -------

                                   (Unaudited)

                                                                      Three months                 Nine months
                                                                   ended September 30,          ended September 30,
                                                                   ------------------           ------------------
                                                                   2002          2001           2002          2001
                                                                   ----          ----           ----          ----
                                                                    (Dollars in thousands except share amounts)
Other income:
      Service charges on deposit accounts                         $1,898        $ 1,645         $ 5,491       $ 4,483
      Investment management and trust fees                           406            346           1,221         1,046
      Merchant card processing fees                                1,262          1,061           3,572         2,735
      Fees on mortgages sold, net of commissions                     207            203             483           413
      Income from revenue sharing agreement                            -            225             450           675
      Other operating income                                         429            295           1,143         1,008
      Investment securities gains (losses), net                       (4)             -             311           234
                                                                   -----         ------          ------        ------
Total other income                                                 4,198          3,775          12,671        10,594
                                                                   -----         ------          ------        ------

Other expenses:
      Salaries and employee benefits                               3,961          4,687          14,298        13,681
      Occupancy expense                                              578            498           1,643         1,518
      Equipment expense                                              458            501           1,398         1,493
      Data processing                                                442            382           1,247         1,104
      Professional fees                                              704            165           1,471           551
      Postage, stationery and supplies                               278            246             817           699
      Advertising and business development                           406            425           1,259         1,207
      Merchant card interchange expense                              949            793           2,748         2,133
      Other operating expenses                                       598            371           1,470         1,106
                                                                   -----         ------          ------        ------

Total other expenses                                               8,374          8,068          26,351        23,492
                                                                   -----         ------          ------        ------

Income before income taxes                                         5,779          5,227           7,784        14,160

Income tax expense                                                 1,662          1,637           2,033         4,373
                                                                   -----         ------          ------        ------

Net income                                                        $4,117        $ 3,590         $ 5,751       $ 9,787
                                                                   =====         ======          ======        ======

Basic earnings per share                                          $  .65        $   .57         $   .91       $  1.54
                                                                   =====         ======          ======        ======
Diluted earnings per share                                        $  .63        $   .56         $   .88       $  1.52
                                                                   =====         ======          ======        ======

            See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                   Accumulated
                                                                      Other                                      Total
                                            Common                Comprehensive    Retained      Treasury    Shareholders'
                                            Stock      Surplus        Income       Earnings        Stock        Equity
                                            -----      -------        ------       --------        -----        ------
                                                                     (Dollars in thousands)
Nine Months Ended September 30, 2002
------------------------------------

Balance at January 1, 2002                 $14,567     $11,878        $3,437       $81,336       $(11,666)     $ 99,552
Comprehensive income:
    Net Income                                                                       5,751                        5,751
    Unrealized holding gain during
       the period, net of
       reclassification adjustment                                     5,182                                      5,182
                                                                                                               --------
Total comprehensive income                                                                                      110,485
Dividends declared                                                                  (2,562)                      (2,562)
Issuance of notes receivable on
    exercised options                                     (300)                                                    (300)
Exercise of stock options,
    net of tax benefit                                     214                                        180           394
                                           -------     -------        ------       -------       --------      --------
Balance at September 30, 2002              $14,567     $11,792        $8,619       $84,525       $(11,486)     $108,017
                                           =======     =======        ======       =======       ========      ========


Nine Months Ended September 30, 2001
------------------------------------

Balance at January 1, 2001                 $14,567      11,849        $1,410       $70,593       $(10,813)     $ 87,606
Comprehensive income:
    Net Income                                                                       9,787                        9,787
    Unrealized holding gain during
       the period, net of
       reclassification adjustments                                    3,954                                      3,954
                                                                                                               --------
Total comprehensive income                                                                                      101,347
Dividends declared                                                                  (2,150)                      (2,150)
Exercise of stock options,
    net of tax benefit                                      29                                        182           211
Purchase of treasury stock                                                                         (1,035)       (1,035)
                                           -------     -------        ------       -------       --------      --------
Balance at September 30, 2001              $14,567     $11,878        $5,364       $78,230       $(11,666)     $ 98,373
                                           =======     =======        ======       =======       ========      ========

            See Notes to Condensed Consolidated Financial Statements.

               FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Nine months
                                                                                       ended September 30,
                                                                                 -----------------------------
                                                                                  2002                   2001
                                                                                  ----                   ----
                                                                                     (Dollars in thousands)
Cash flows from operating activities:
      Net income                                                            $    5,751               $   9,787
      Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, accretion and amortization                                1,930                   1,965
         Provision for loan losses                                              13,550                   1,050
         Net gains on sales of investment securities                              (311)                   (234)
         Proceeds from sale of Broadview property                                    -                     300
         Gain on sale of Broadview property                                          -                    (172)
         Decrease from revenue sharing agreement                                   (28)                   (351)
         Stock dividends                                                          (233)                   (321)
         Origination of real estate loans for sale                             (48,332)                (45,830)
         Gain on sale of mortgage loans originated for sale                       (735)                   (625)
         Proceeds from sale of real estate loans originated for sale            48,195                  45,836
         (Increase) decrease in other assets                                    (5,808)                    528
         (Decrease) increase in other liabilities                               (4,969)                  2,242
                                                                            ----------               ---------
Net cash provided by operating activities                                        9,010                  14,175
                                                                            ----------               ---------

Cash flows from investing activities:
      Securities held-to-maturity:
         Purchases                                                              (2,828)                 (1,800)
         Proceeds from maturities, calls and paydowns                            3,573                  10,392
      Securities available-for-sale
         Purchases                                                            (374,517)                (77,166)
         Proceeds from maturities, calls and paydowns                          120,601                  73,731
         Proceeds from sales                                                   102,424                  29,407
      Increase in loans                                                        (40,940)                (82,524)
      Purchases of premises and equipment                                       (3,677)                 (1,272)
      Purchase of Bank Owned Life Insurance                                    (11,400)                      -
                                                                            ----------               ---------
Net cash used in investing activities                                         (206,764)                (49,232)
                                                                            ----------               ---------

Cash flows from financing activities:
      Increase (decrease) in noninterest-bearing demand deposits                34,605                 (22,607)
      Increase in interest-bearing deposit accounts                            158,719                  84,068
      (Decrease) increase in short term borrowing obligations                   (9,703)                 10,635
      Proceeds from Federal Home Loan Bank borrowings                            6,000                   5,000
      Repayment of Federal Home Loan Bank borrowings                            (5,000)                      -
      Proceeds from Trust Preferred Capital Securities                          12,000                       -
      Purchase of treasury stock                                                     -                  (1,035)
      Issuance of notes receivable on options exercised                           (300)                      -
      Exercise of stock options                                                    394                     211
      Cash dividends                                                            (2,562)                 (2,150)
                                                                            ----------               ---------
Net cash provided by financing activities                                      194,153                  74,122
                                                                            ----------               ---------
Net (decrease) increase in cash and cash equivalents                            (3,601)                 39,065
Cash and cash equivalents at beginning of period                               110,098                  71,050
                                                                            ----------               ---------
Cash and cash equivalents at end of period                                  $  106,497               $ 110,115
                                                                            ==========               =========
Supplemental disclosures:
      Interest paid                                                         $   28,945               $  38,297
      Income taxes paid                                                          5,000                   2,860
      Transfer of securities to available-for-sale
         from held-to-maturity                                              $        -               $  76,131
                                                                            ==========               =========

            See Notes to Condensed Consolidated Financial Statements.

                FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 and 2001
                                   (Unaudited)

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

      The Company formed a wholly owned subsidiary in the second quarter of 2002, FOBB Statutory Trust II, for the purpose of participating in a Pooled Trust Preferred Program. See the section titled "Capital Resources" for further discussion regarding this program.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2.    Earnings per Share:

      Basic earnings per share (EPS), is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options. In the case of a net loss, there is no dilutive effect of stock options on EPS.

      The following table sets forth the denominator used for basic and diluted earnings per share for the periods ended September 30, 2002 and 2001:

                                                            Three Months                    Nine Months
                                                          Ended September 30,             Ended September 30,
                                                         2002             2001          2002             2001
                                                      ----------------------------    --------------------------
                                                                         (Dollars in thousands)
      Net income                                      $     4,117      $     3,590     $    5,751     $    9,787
                                                      ===========      ===========     ==========     ==========

      Denominator for basic earnings
         per share - weighted average
         shares outstanding                             6,338,828        6,328,201      6,334,528      6,336,828
      Effect of diluted securities:
         Stock options granted to
             employees and directors                      174,633          127,661        174,577        105,150
                                                      -----------      -----------     ----------     ----------

      Denominator for diluted
         earnings per share                             6,513,461        6,455,862      6,509,105      6,441,978
                                                      ===========      ===========     ==========     ==========

      Earnings per share:
         Basic                                        $       .65      $       .57     $      .91     $     1.54
         Diluted                                      $       .63      $       .56     $      .88     $     1.52
                                                      ===========      ===========     ==========     ==========

      Weighted average options outstanding that were not included in the denominator for diluted earnings per share totaled 6,500 and 4,141 for the three and nine month periods ending September 30, 2002, respectively, as their effect would be antidilutive. There were no antidilutive shares for the three and nine month periods ending September 30, 2001.

3.    New Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142) on January 1, 2002. FAS 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets required in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the Company has no recorded goodwill, the adoption of FAS 141 and FAS 142 had no impact on the financial position or results of operation of the Company.

4.    Restatement and Reclassification

      Certain amounts in the September 30, 2001 interim condensed consolidated financial statements have been reclassified to conform to their 2002 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights - Third Quarter Results

The Company recorded net income for the third quarter of 2002 of $4,117,000 compared with net income of $3,590,000 earned in the third quarter of 2001. Basic earnings per share for the third quarter of 2002 was $.65 as compared to basic earnings per share of $.57 for 2001, while diluted earnings per share was $.63 for 2002 compared with earnings per share of $.56 for 2001.

Key performance indicators for the third quarter of 2002 showed an annualized return on average assets (ROA) of 1.06% compared to a ROA of 1.09% in 2001. The annualized return on average shareholders' equity (ROE) for the third quarter of 2002 was 15.43% compared to a ROE of 14.91% for the third quarter of 2001.

Net interest income, on a tax-equivalent basis, increased $2,070,000 or 20% as compared to the third quarter of 2001. This increase is primarily attributable to a 19% increase in average earning assets complemented by a 3 basis point increase in the net interest margin to 3.34% in the third quarter of 2002 from 3.31% for the same period last year. The increase in net interest income and the net interest margin was primarily the result of the following:

..   The yield on average earning assets decreased 122 basis points to 5.81%
    while the cost of deposits and other borrowed funds decreased 154 basis points to 3.01% for the third quarter of 2002. The weighted average prime rate for the third quarter of 2002 was 4.75% as compared to 6.57% for the third quarter of 2001. Since the Company's deposits and other interest bearing liabilities re-priced downward more quickly than its loans and investments, the margin benefited from the reduction in interest rates.

..   Total average earning assets increased $235.8 million or 19%, as compared to
    2001. Average loans for the third quarter of 2002 grew $48.1 million or 5%, as compared to the third quarter of 2001. The increase is primarily attributable to growth in commercial real estate mortgage loans ($28.9 million), indirect vehicle loans ($18 million), home equity loans ($10.9 million) and construction loans ($8 million), offset by decreases in residential mortgage loans ($13.2 million).

    The Company's average securities portfolio increased by $167.2 million primarily due to growth in the U.S. Government Agency securities ($169.4 million) and corporate and other securities ($14.6 million), offset by decreases in U.S. Treasury ($5.6 million) and municipal securities ($11.2 million). Liquidity increased in the form of Federal Funds sold as a result of deposit growth.

..   Average interest-bearing liabilities increased $196.5 million or 19%, as compared to the third quarter of 2001. Average interest-bearing deposits increased $175.1 million primarily due to the promotion of the new Advance Interest CD product launched late in the first quarter of 2002 ($122.6 million), and growth in savings, NOW and money market accounts ($42.8 million). The Advance Interest CD product pays interest in advance, rather than in arrears. In addition, the new Bolingbrook office, opened in March 2002, averaged $21.4 million in deposits for the third quarter of 2002.

    Trust Preferred Capital Securities increased $12 million due to the Company's participation in a pooled trust preferred offering late in the second quarter of 2002. See "Capital Resources" for additional information. In addition, average short-term debt and FHLB borrowings increased.

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and stockholders' equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

Average balances and effective interest yields and rates on a tax equivalent basis for the third quarter of 2002 and 2001 were as follows (dollars in thousands):

                                                         Three months ended                           Three months ended
                                                          September 30, 2002                          September 30, 2001
                                                ------------------------------------        -------------------------------------
                                                                Interest                                    Interest
                                                   Average       Income/     Yield/            Average       Income/      Yield/
                                                   Balance       Expense      Rate             Balance       Expense       Rate
                                                   -------       -------      ----             -------       -------       ----
Federal funds sold and interest
    bearing deposits with banks                 $   61,878     $     268       1.72%        $   41,465     $     352       3.37%
Securities /1/                                     471,074         6,460       5.44            303,843         4,954       6.47
Loans:/1, 2/
    Commercial                                     131,016         2,053       6.22            135,558         2,433       7.12
    Real estate:
       Construction, land acquisition
         and development                           100,185         1,318       5.22             92,210         1,649       7.09
       Commercial mortgage                         235,299         4,191       7.07            206,368         4,121       7.92
       Residential mortgage                        102,564         1,715       6.64            115,751         2,058       7.06
       Home equity                                 117,828         1,382       4.65            106,962         1,786       6.62
    Indirect vehicle                               240,391         3,959       6.53            222,344         4,315       7.70
    Consumer                                        11,347           194       6.77             11,300           238       8.34
                                                ----------     ---------       ----         ----------     ---------      -----
    Total average loans                         $  938,630     $  14,812       6.26%        $  890,493     $  16,600       7.40%
                                                ----------     ---------       -----        ----------     ---------      -----
Total average earning assets/
    interest income                             $1,471,582     $  21,540       5.81%        $1,235,801     $  21,906       7.03%

Cash and due from banks                             40,624                                      44,880
Other assets                                        43,434                                      36,912
Allowance for loan losses                          (17,884)                                     (6,313)
                                                ----------                                  ----------
Total average assets                            $1,537,756                                  $1,311,280
                                                ==========                                  ==========
Interest-bearing deposits:
    Savings deposits and
       NOW accounts                             $  144,394     $     435       1.20%        $  124,525     $     649       2.07%
    Money market accounts                          151,871           769       2.01            128,926         1,027       3.16
    Time deposits                                  710,156         5,881       3.29            577,827         7,528       5.17
                                                ----------     ---------       ----         ---------      ---------      -----
    Total interest bearing deposits             $1,006,421     $   7,085       2.79%        $  831,278     $   9,204       4.39%

Short-term debt                                     89,369           353       1.57             85,708           897       4.16
FHLB borrowings                                     91,674         1,383       5.98             86,000         1,321       6.09
Trust Preferred Capital Securities                  18,000           326       7.18              6,000           161      10.62
                                                -----------    ---------       ----         ----------     ---------      -----
Total interest-bearing liabilities/
    interest expense                            $1,205,464     $   9,147       3.01%        $1,008,986     $  11,583       4.55%
Demand deposits                                    216,258                                     191,796
Other liabilities                                   10,211                                      14,940
                                                ----------                                  ----------
Total liabilities                               $1,431,933                                  $1,215,722
Shareholders' equity                               105,823                                      95,558
                                                ----------                                  ----------
Total liabilities and
    shareholders' equity                        $1,537,756                                  $1,311,280
                                                ==========                                  ==========

Net interest income/spread /1/                                 $  12,393       2.80%                       $  10,323       2.48%
                                                               =========       ====                        =========      =====
Net interest margin /1/                                                        3.34%                                       3.31%
                                                                               ====                                       =====

____________________

/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.
/2/ Nonaccrual loans are included in the average balance.

The Company recorded a provision for loan losses of $2.2 million for the third quarter of 2002 as compared to $500,000 for the third quarter of 2001. The increase is due primarily to a $1.7 million special provision specifically related to apparent loan fraud on one construction loan. See "Asset Quality" for additional information regarding this construction loan.

Total other income increased $423,000 or 11%. Service charges on deposit accounts increased $253,000 primarily due to an increase in service fees earned in the Company's Treasury Management business. Treasury Management customers have the option of paying for their services either by maintaining noninterest bearing deposit balances, paying in cash or a combination thereof. The Treasury Management fees included in service charges on deposit accounts represent cash fees paid by Treasury Management customers. These cash fees increased primarily due to a slight increase in pricing and more customers paying a portion of their fees in cash. As interest rates drop, so does the value assigned to deposit balances. Therefore, in a low interest rate environment (like that experienced in the third quarter of 2002), cash fees tend to rise; whereas in a higher interest rate environment, the value of deposit balances cover more of the service charges and cash fees tend to decline. Total Treasury Management service charges, both cash and balance equivalents, were flat as compared to the third quarter of 2001. Included in this category is one significant customer, which is under contract with the Bank until June of 2003.

Investment management and trust fees increased $60,000 primarily due to new trust business. Discretionary assets under management reached $444 million at September 30, 2002, up from $347 million at September 30, 2001. Total trust assets climbed to $646.3 million at September 30, 2002 up from $529.5 million at September 30, 2001.

Merchant card processing fees increased $201,000 primarily due to new merchant accounts and higher sales volume. The number of merchant outlets at September 30, 2002 increased to 411 as compared to 361 at September 30, 2001. Merchant interchange expense (in other operating expenses) rose $156,000 as compared to the third quarter of 2001.

Fees on mortgages sold with servicing released increased slightly as compared to the third quarter of 2001. The Company originated a total of $30.7 million in mortgage loans in the third quarter of 2002, of which $22.8 million were sold. During the same period of 2001, the Company originated $18.9 million in mortgage loans, of which $18.6 million were sold. Fee income is shown net of commissions paid to the mortgage originators.

Income from the revenue sharing agreement made in connection with the sale of the Company's credit card portfolio in 1997 decreased $225,000. Under the agreement, the Company shared in the revenue from the sold portfolio for the five years ending June 30, 2002. Since the contractual term has expired, the Company is no longer receiving income from this source.

Other operating income increased $134,000 due primarily to an increase of $30,000 in mutual fund sweep fees and $73,000 related to a covered call option. There were no outstanding call options at September 30, 2002.

The Company recorded net losses on the sales of investment securities of $4,000 in the third quarter of 2002. There were no sales of investment securities in the third quarter of 2001.

Total other expenses increased $306,000 or 4%. Annualized operating expenses as a percentage of average assets decreased to 2.2% for 2002 compared with 2.4% for 2001. Annualized net overhead expenses as a percentage of average assets was 1.1% for 2002 compared to 1.4% for 2001. The efficiency ratio (other expenses divided by net interest income and other income) was 51.2% in 2002 as compared to 58.5% in 2001. The lower ratios are due primarily to the adjustments made to performance related compensation.

Salaries and employee benefits decreased $726,000 due to a $1.2 million reduction in accruals for performance-related compensation. Performance related compensation (bonus and profit sharing) were reduced to reflect the effect of anticipated 2002 earnings falling short of performance related targets due to significantly higher loan loss provisions and additional expenses related to the apparent loan fraud (See "Asset Quality"). Excluding these accrual adjustments, salaries and employee benefits would have increased $449,000 due to higher compensation costs and an increase in the average number of full-time equivalents to 345 from 320 for the same period of 2001.

Combined occupancy and equipment expense has increased $37,000 primarily due to costs associated with the opening of the Bolingbrook branch in March 2002. This increase is offset by lower depreciation expenses as many assets at the corporate office have become fully depreciated.

Professional fees increased $539,000 primarily due to legal fees related to the apparent loan fraud (See "Asset Quality"). In addition, the Company incurred additional professional fees related to tax planning initiatives, employee benefits, corporate matters and the Bank's subsidiary, Oak Real Estate Development.

Other operating expenses increased $227,000 primarily due to receiver fees and miscellaneous expenses related to the apparent loan fraud (See "Asset Quality"). In the fourth quarter of 2002, other expenses are expected to increase due to higher insurance costs as a result of growth and a hardening insurance market.

In 2003, additional expenses are expected in connection with continued branch growth, a new contract with the main software provider and the loss of a tenant leasing space in the corporate office.

Earnings Highlights - Nine Month Results

Net income for the nine months ended September 30, 2002 was $5,751,000, compared with $9,787,000 earned in 2001. Basic earnings per share for the first nine months of 2002 were $.91 as compared to $1.54 earned in 2001, while diluted earnings per share were $.88 in 2002 as compared to $1.52 in 2001.

Key performance indicators for the nine-month period showed an annualized return of average assets (ROA) of .53% for 2002 compared with 1.02% for 2001. The annualized return on average shareholders' equity (ROE) for 2002 was 7.45% compared with 14.12% for 2001.

The decline in reported earnings is due to the apparent loan fraud discovered in May 2002. Excluding the effects of the apparent loan fraud (special provisions and expenses, net of performance based compensation reduction), net income for the nine months ended September 30, 2002 would have been $13,406,000. Diluted earnings per share would have been $2.10, up 38% over 2001. Annualized return on average assets (ROA) would have been 1.23% and annualized return on average shareholders' equity (ROE) would have been 17.37%.

Net interest income for the first nine months of 2002, on a tax equivalent basis, increased $6,647,000 or 23%. This increase is due to a 14% increase in average earning assets and a 24 basis point increase in the net interest margin to 3.45% in 2002 from 3.21% in 2001. The increase in net interest income and the net interest margin was primarily the result of the following:

..    The yield on average earning assets decreased 127 basis points to 6.03%
     while the cost of deposits and other borrowed funds decreased 188 basis points to 3.15% for the first nine months of 2002. The Federal Reserve reduced interest rates eleven times in 2001 for a total of 475 basis points. This resulted in an average prime rate of 4.75% for the nine months ended September 30, 2002 as compared to 7.52% for the same period of 2001. Since the Company's deposits and other interest bearing liabilities repriced downward more quickly than its loans and investments, the margin improved. The margin continued to benefit in 2002 from Federal Reserve interest rate reductions during 2001.

..    Total average earning assets increased $171.5 million or 14% as compared to
     2001. Average loans for the first nine months of 2002 grew $67.9 million or 8%, in comparison to the first nine months of 2001. The increase is primarily attributable to growth in construction loans ($32.7 million), commercial real estate ($32.3 million), indirect vehicle loans ($14 million) and home equity loans ($10 million), offset by a decrease in residential loans ($17.9 million).

     The Company's average securities portfolio increased $78.3 million primarily due to the growth in U.S. Government Agency securities ($86.5 million) and corporate and other securities ($9.9 million), offset by decreases in U.S. Treasury ($8 million) and municipal ($10.1 million) securities. Federal funds sold increased as a result of the deposit growth.

..    Average interest-bearing liabilities increased $144 million or 15% as compared to the first nine months of 2001. Average interest-bearing deposits increased $128.8 million due to the promotion of the new Advance Interest CD product ($53.9 million) and growth in savings, NOW and money market accounts ($48.8 million). The Bolingbrook office, opened in March 2002, averaged $10.8 million in deposits for the first nine months in 2002.

     Trust Preferred Capital Securities increased due to the Company's participation in $12 million of a pooled trust preferred offering late in the second quarter of 2002. See "Capital Resources" for addition information. In addition, average FHLB borrowings and short-term debt increased.

Average balances and effective interest yields and rates on a tax equivalent basis for the first nine months of 2002 and 2001 were as follows (dollars in thousands):

                                                        2002                                        2001
                                         -----------------------------------         -----------------------------------
                                                         Interest                                    Interest
                                            Average       Income/    Yield/            Average        Income/     Yield/
                                            Balance       Expense     Rate             Balance        Expense      Rate
                                            -------      --------     ----             -------        -------     -----
Federal funds sold and interest bearing
     deposits with banks                 $   66,760      $   859      1.72%          $   41,484       $ 1,391      4.48%
Securities /1/                              389,237       16,893      5.80              310,910        15,335      6.59
Loans: /1, 2/
    Commercial                              137,748        6,280      6.10              140,449         8,102      7.71
    Real estate:
       Construction, land
         acquisition and
         development                        101,563        4,333      5.70               68,859         3,993      7.75
       Commercial mortgage                  223,227       12,020      7.20              190,921        11,776      8.25
       Residential mortgage                 104,007        5,313      6.83              121,883         6,564      7.20
       Home equity                          114,452        4,078      4.76              104,463         5,710      7.31
    Indirect vehicle                        233,863       11,956      6.83              219,843        12,494      7.60
    Consumer                                 10,893          586      7.20               11,454           740      8.63
                                         ----------      -------      ----           ----------       -------     -----
    Total average loans                  $  925,753      $44,566      6.44%          $  857,872       $49,379      7.70%
                                         ----------      -------      ----           ----------       -------     -----
Total average earning
     assets/interest income              $1,381,750      $62,318      6.03%          $1,210,266       $66,105      7.30%

Cash and due from banks                      43,094                                      42,064
Other assets                                 40,355                                      36,943
Allowance for loan losses                   (11,068)                                     (6,031)
                                         ----------                                  ----------
Total average assets                     $1,454,131                                  $1,283,242
                                         ==========                                  ==========
Interest-bearing deposits:
    Savings deposits and
       NOW accounts                      $  140,981      $ 1,263      1.20%          $  125,837       $ 2,257      2.40%
    Money market accounts                   153,729        2,391      2.08              120,096         3,344      3.72
    Time deposits                           637,484       17,014      3.57              557,419        23,813      5.71
                                         ----------      -------      ----           ----------       -------     -----
    Total interest bearing deposits      $  932,194      $20,668      2.96%          $  803,352        29,414      4.90%

Short-term debt                              96,762        1,278      1.77               89,801         3,281      4.89
FHLB borrowings                              89,209        4,025      6.03               85,322         3,886      6.09
Trust Preferred Capital Securities           10,264          657      8.57                6,000           481     10.73
                                         ----------      -------      ----           ----------       -------     -----
Total interest-bearing liabilities/
     interest expense                    $1,128,429      $26,628      3.15%          $  984,475       $37,062      5.03%

Demand deposits                             210,791                                     191,847
Other liabilities                            11,752                                      14,233
                                         ----------                                  ----------
Total liabilities                        $1,350,972                                  $1,190,555
Shareholders' equity                        103,159                                      92,687
                                         ----------                                  ----------
Total liabilities and shareholders'
     equity                              $1,454,131                                  $1,283,242
                                         ==========                                  ==========

Net interest income /spread /1/                          $35,690      2.88%                           $29,043      2.27%
                                                          ======      ====                            =======      ====

Net interest margin /1/                                               3.45%                                        3.21%
                                                                      ====                                         ====

________________

/1/ Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 34%.
/2/ Nonaccrual loans are included in the average balance.

The Company recorded a provision for loan losses of $13.55 million for the first nine months of 2002 compared to $1.05 million for the first nine months of 2001. This increase was primarily due to $12.05 million in special provisions specifically related to the apparent loan fraud on one construction loan described further in "Asset Quality". The remainder of the increase is due to a weakening economy, an increase in other nonperforming loans, and growth in the commercial construction, commercial mortgage and indirect vehicle loan portfolios.

Total other income increased $2,077,000 or 20%. Excluding the net gains on the sales of investment securities and the gain on the sale of the Broadview drive-thru in 2001 of $172,000, other income increased 21%. Service charges on deposit accounts increased $1,008,000 primarily due to an increase in service fees earned in the Company's Treasury Management business. Treasury Management customers have the option of paying for their services either by maintaining noninterest bearing deposit balances, paying in cash or a combination of both. The Treasury Management fees included in service charges on deposit accounts represent cash fees paid by Treasury Management customers. These cash fees increased primarily due to a slight increase in pricing and more customers paying a portion of their fees in cash. As interest rates drop so does the value assigned to deposit balances. Therefore, in a low interest rate environment (like that experienced during the first nine months of 2002), cash fees tend to rise; whereas in a higher interest rate environment, the value of deposit balances cover more of the service charges and cash fees tend to decline. Total Treasury Management service charges, both cash and balance equivalents, increased 2% for the first nine months of 2002 as compared to the same period of 2001. Included in this category is one significant customer, which is under contract with the Bank until June 2003.

Investment management and trust fees increased $175,000 due primarily to new customers and an increase in discretionary assets under management.

Merchant card processing fees increased $837,000 primarily due to new merchant accounts and higher sales volume. Merchant interchange expense (in other operating expenses) rose $615,000 as compared to the same period of 2001.

Fees on mortgages sold with servicing released increased $70,000 as compared to the first nine months of 2001. As a result of lower interest rates, the residential mortgage loan refinance market improved beginning in late 2001 and continuing during 2002. The Company originated a total of $80.7 million in mortgage loans through September 30, 2002, of which $48.2 million were sold. During the same period of 2001, the Company originated $52.8 million in mortgage loans, of which $45.8 million were sold. Fee income is shown net of commissions paid to the mortgage originators.

Income from the revenue sharing agreement made in connection with the sale of the credit card portfolio in 1997 decreased $225,000. Under the agreement, the Company shared in the revenue from the sold portfolio for five years ending June 30, 2002. Since the contractual term has expired, the Company will no longer be receiving income from this source.

Excluding the gain on the sale of the Broadview drive-thru of $172,000 in 2001, other operating income increased $307,000 primarily due to an increase of $126,000 in mutual fund sweep fees attributable to increased volume and income related to covered call option transactions totaling $112,000.

The Company recorded net investment securities gains of $311,000 in 2002, compared to gains of $234,000 in 2001. The gains in 2002 were from the sales of $50 million in U.S. Government Agency securities that were expected to be called and $2.5 million in corporate and other securities. The gains in 2001 were from the sales of $29 million in U.S. Government Agency securities and $500,000 of trust preferred convertible capital securities.

Total other expenses increased $2,859,000 or 12%. Annualized operating expenses as a percentage of average assets remained constant at 2.4% for 2002 and 2001. Annualized net overhead expenses as a percentage of average assets improved to 1.3% for 2002 compared to 1.4% for 2001. The efficiency ratio (other expenses divided by net interest income and other income) improved to 55.3% in 2002 as compared to 60.7% in 2001.

Salaries and employee benefits increased $617,000 primarily due to increased compensation costs and an increase in the number of full-time equivalents. The increase is partially offset by reductions in performance-related compensation resulting from anticipated 2002 earnings falling short of performance-related targets due to significantly higher loan loss provisions and additional expenses related to the apparent loan fraud (See "Asset Quality").

Professional fees increased $920,000 primarily due to legal and accounting fees totaling $593,000 related to the apparent loan fraud (See "Asset Quality"). In addition, the Company incurred additional professional fees related to tax planning initiatives, employee benefits, corporate matters and the Bank's subsidiary, Oak Real Estate Development.

Data processing fees increased $143,000 due to various increased services provided by the main software provider and miscellaneous expenses.

Other operating expenses increased $364,000 primarily due to receiver fees and miscellaneous expenses of $283,000 related to the apparent loan fraud (See "Asset Quality").

ASSET QUALITY

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

Summary of Loan Loss Experience

                                                                     Three months                 Nine months
                                                                  ended September 30          ended September 30
                                                                  ------------------          ------------------
                                                                   2002        2001            2002        2001
                                                                   ----        ----            ----        ----
                                                                            (Dollars in thousands)
Balance at beginning of period                                  $ 18,201      $  6,159       $  6,982     $  5,682
                                                                --------      --------       --------     --------
Charge-offs during the period:
     Real estate: /(1)/
       Construction, land acquisition and
         development loans                                      $(13,392)     $      -       $(13,392)    $      -
     Commercial loans                                                  -             -              -           (4)
     Indirect vehicle loans                                         (170)          (81)          (379)        (184)
     Consumer loans                                                   (5)           (8)           (13)          (9)
                                                                --------      --------       --------     --------
           Total charge-offs                                     (13,567)          (89)       (13,784)        (197)

Recoveries during the period:
     Real estate:/(1)/
     Commercial loans                                                 15             -             39            -
     Indirect vehicle loans                                           60            13            114           28
     Consumer loans                                                    7             7             15           27
                                                                --------      --------       --------     --------
           Total recoveries                                           82            20            168           55

Net charge-offs during the period                                (13,485)          (69)       (13,616)        (142)

Provision for loan losses                                          2,200           500         13,550        1,050
                                                                --------      --------       --------     --------

Allowance for loan losses, end of the period                    $  6,916      $  6,590       $  6,916     $  6,590
                                                                ========      ========       ========     ========

Allowance for loan losses as a
     percent of loans outstanding                                    .73%          .73%           .73%         .73%

Ratio of allowance for loan losses to
     nonperforming loans                                            1.23x         4.23x          1.23x        4.23x

/1/ There were no losses or recoveries in the commercial mortgage, residential mortgage or home equity loan portfolios during the periods presented.

Nonperforming Assets

The following table summarizes the Company's nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing, other real estate owned and repossessed vehicles):

                                                             September 30,         December 31,
                                                                 2002                  2001
                                                           ---------------------------------------
                                                                   (Dollars in thousands)
Nonaccrual                                                     $5,128                  $1,295
Loans which are past due 90 days or
   more and still accruing                                        496                     437
                                                               ------                  ------
   Total nonperforming loans                                    5,624                   1,732
Other real estate owned                                             -                       -
Repossessed vehicles                                              436                     146
                                                               ------                  ------
   Total nonperforming assets                                  $6,060                  $1,878
                                                               ======                  ======

Nonperforming loans to loans outstanding                          .60%                    .19%
Nonperforming assets to total assets                              .38%                    .14%
Allowance for loan losses to nonperforming loans                 1.23x                   4.03x
Allowance for loan losses to loans outstanding                    .73%                    .76%
Net chargeoffs to average loans
   outstanding (annualized)                                      1.97%                    .03%

In May 2002, the Bank discovered an apparent fraud related to a loan to 60 W. Erie, LLC -- a construction loan to build a luxury high rise condominium in Chicago. The Bank initiated foreclosure proceedings and filed a fraud suit against the developers and certain of its principals and affiliates, two of whom have been criminally indicted for conduct relating to the loan. The Bank is pursuing a claim against its bonding company and is evaluating claims against other potentially responsible parties. No assurances can be given about the amount or timing of any recoveries.

The Bank is in final negotiations with the developers, the general contractor and subcontractors, and a qualified real estate development company, which, if successful, will result in transfer of title to the project to a special purpose subsidiary of the Bank, settle outstanding mechanic's lien claims, and permit the Bank to fund and complete the project and offer the completed units for sale. An escrow has been opened and all parties are in the process of submitting their agreed upon deposits. There are no remaining issues of dispute, and the escrow closing and transfer of title to the Bank could take place within a matter of days. The Bank would then expect to fund approximately $19.1 million in additional completion costs, the repayment of which will be dependent on the state of the for-sale condominium market in Chicago.

Based on its assessment as of September 30, 2002 of the net realizable value from the project, the Bank wrote the 60 W. Erie loan down by $12.885 million - from $17.062 million to $4.177 million. The loan remains on nonaccrual status.

The Bank has also incurred professional fees of $593,000 and receiver and miscellaneous expenses of $283,000 related to 60 W. Erie. All of these costs have been expensed as incurred.

Included in the professional fees are fees paid to a team of specialists from KPMG LLP to review all of the Bank's commercial construction loans and fees paid to RSM McGladrey, Inc. to review all other commercial loan relationships with outstanding balances over $1 million. These reviews, which occurred late in the second quarter, did not identify any losses from other borrowers.

The Company has another nonaccrual construction loan that is a participation on an unfinished hotel construction project in Burr Ridge, Illinois. As of September 30, 2002, the loan has been charged down by $507,000 leaving a remaining balance of $820,000. The borrower previously filed for bankruptcy. Under the protection of the bankruptcy court, the property was sold in September 2002 for $5.5 million and the proceeds were deposited with the court. The claimants to these proceeds are the two lenders and the mechanics lien claimants. The proceeds will be distributed once the mechanic's lien claims are settled. It is too early to determine the timing or extent of any recovery.

After the third quarter charge-offs, the Company's allowance for loan losses stood at $6.9 million at September 30, 2002, or .73% of loans outstanding, compared to $6.6 million, or .73% of loans outstanding at September 30, 2001. The current allowance represents 1.23x nonperforming loans. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Net charge-offs for the first nine months of 2002 totaled $13,616,000 compared to $142,000 in 2001. Virtually all charge-offs relate to the Company's $12.885 million charge-off of 60 W. Erie and the $507,000 charge-off on the Burr Ridge hotel. The remaining charge-offs relate primarily to the Company's indirect vehicle portfolio. Annualized net charge-offs as a percentage of the average indirect portfolio has increased to .15% for the nine months ended September 30, 2002 as compared to .09% for the same period of 2001.

Losses on repossessed vehicles are charged off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans but rather are classified as other assets on the balance sheet and typically are sold within 120 days. Due to the downturn in the economy, the Bank's portfolio of repossessed assets has increased from $146,000 at December 31, 2001 to $436,000 at September 30, 2002. In addition to an increased balance, the holding period has been extended due to the slower used auto market.

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

     The Bank:

     . Federal funds lines aggregating $100 million with seven correspondent banks, subject to continued good financial standing. As of September 30, 2002, all $100 million was available for use under these lines.

     . Reverse repurchase agreement lines aggregating $375 million with five brokerage firms based on the pledge of specific collateral and continued good financial standing of the Bank. As of September 30, 2002, the Bank has $350 million remaining on these lines, subject to the availability of collateral.

     . Advances from the Federal Home Loan Bank of Chicago based on the pledge of specific collateral and FHLB stock ownership. As of September 30, 2002, advances totaled $87 million and approximately $8 million remained available to the Bank under the FHLB agreements. Additional advances can be obtained subject to the availability of collateral.

     . The Bank has a borrowing line of approximately $187 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. The line was unused at September 30, 2002.

     As of September 30, 2002, the Bank has unpledged collateral totaling approximately $50 million available to pledge on the reverse repurchase or Federal Home Loan Bank lines.

     The Parent Company:

     . The Company has a revolving credit arrangement for $15 million. The line was unused at September 30, 2002. The maturity date of the line is April 1, 2003 and is anticipated to continue to be renewed annually.

     . The Company also has cash, short-term investments and other marketable securities totaling $6.2 million at September 30, 2002.

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

The rate shock analysis assesses the risk of changes in annual net interest income in the event of an immediate and sustained parallel change in market rates of 25 to 200 basis points. The interest rate sensitivity presented includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at period end will remain constant over the measurement period and (ii) that changes in market interest rates are parallel and instantaneous across the yield curve. This analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur, such as lengthening or shortening the duration of the securities portfolio. These repositioning actions would likely reduce the variability of net interest income in extreme interest rate shock forecasts.

The tables below present the Company's projected changes in net interest income for various rate shock levels at September 30, 2002 and December 31, 2001. These projections should not be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred. (Dollars in thousands.)

                                                                       September 30, 2002
                                                        -100bp           -25bp       +25bp     +100bp
                                                      -------------------------------------------------
Annual net interest income change from
   an immediate change in rates                        $ 241             $ 63       $ (85)      $ 361

Percent change                                            .5%              .1%        (.2)%       (.8)%

                                                                        December 31, 2001
                                                        -100bp           -25bp       +25bp     +100bp
                                                      -------------------------------------------------
Annual net interest income change from
   an immediate change in rates                        $(337)            $210       $(193)       $632

Percent change                                           (.7)%             .5%        (.4)%       1.4%

The Company is liability sensitive, meaning that interest sensitive liabilities exceed interest sensitive assets, which generally results in the net interest margin increasing in a falling rate environment and decreasing in a rising rate environment. The rate shock analysis shows in the current very low interest rate environment, if market rates continue to decrease, the rates paid on deposit liabilities may not reflect the full amount of the decrease since rates are already so low. If rates increase, rates paid on deposits may not reflect the full extent of the rate increase until rates approach a more historical level.

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

The summary of these commitments to extend credit follows:

                                                             September 30,           December 31,
                                                                 2002                    2001
                                                            --------------------------------------
                                                                      (Dollars in thousands)
         Commercial loans                                       $ 85,017               $119,476
         Real estate:
           Construction, land acquisition
             and development loans                                82,582                 74,150
           Home equity loans                                     122,885                126,514
           Mortgage                                                  246                    126
         Consumer                                                    101                    230
         Check credit                                                837                    878
         Performance standby letters of credit                     8,584                 13,122
         Financial standby letters of credit                       7,777                  6,897
                                                                --------               --------

         Total commitments                                      $308,029               $341,393
                                                                ========               ========

Investments

The following table indicates investments by type (at carrying value):

                                                               September 30,                December 31,
                                                                   2002                         2001
                                                              -------------------------------------------
                                                                           (Dollars in thousands)
U.S. Treasury                                                    $ 15,938                      $ 16,561
U.S. Government agencies                                          383,171                       242,542
State and municipal obligations                                    43,156                        46,789
Corporate and other securities                                     44,090                        21,497
                                                                 --------                      --------

      Total investment portfolio                                 $486,355                      $327,389
                                                                 ========                      ========

The Company's holdings of U.S. Treasuries decreased slightly and the average maturity of this portfolio decreased to less than one year at September 30, 2002 from 1.4 years at December 31, 2001. None of the U.S. Treasuries have call features as of September 30, 2002.

The U.S. Government Agency securities (including agency mortgage backed securities and agency collateralized mortgage obligations) portfolio increased $140.6 million primarily due to additional purchases of $349.7 million offset by maturities, calls and sales. The average maturity of this portfolio increased to
6.7 years at September 30, 2002 from 4.4 years at December 31, 2001. Included in this portfolio are $148.1 million in securities with coupon rates ranging from 2.31% to 6.55% with the potential for being called in 2003.

The Company's municipal security holdings decreased $3.6 million primarily due to scheduled maturities and calls on securities. The average contractual maturity of this portfolio decreased to 4.3 years at September 30, 2002 from 4.6 years at December 31, 2001. Included in this portfolio are $4 million in securities with coupon rates ranging from zero coupon to 6.2% with the potential for being called in 2003.

Holdings of corporate and other securities increased $22.6 million primarily due to purchases of $15 million in mutual funds backed primarily by U.S. Government Agencies and purchases of higher yielding long-term Trust Preferred Securities. The mutual funds were purchased with excess liquidity in lieu of Federal Funds and can be liquidated with a one day notice. Due to the addition of the mutual funds, the average contractual maturity of this portfolio decreased to 14.1 years at September 30, 2002 from 19.3 years at December 31, 2001. Included in this portfolio are $956,000 in securities with a coupon rate of 8.75% with the potential for being called in 2003.

At September 30, 2002, there were no investment securities of any one issuer in excess of 10% of shareholders' equity other than securities of the U.S. Government and its agencies.

Loans

The following table indicates loans outstanding, as of the dates indicated:

                                                     September 30,  December 31,
                                                        2002            2001
                                                     ---------------------------
                                                       (Dollars in thousands)
      Commercial loans                                $145,615        $146,691
      Real estate loans:
         Construction, land acquisition
             and development                            84,968         102,594
         Commercial mortgage                           237,644         213,689
         Residential mortgage                          101,796         105,168
         Home equity                                   120,668         112,877
      Indirect vehicle loans                           242,323         224,311
      Consumer loans                                    11,843          11,353
                                                      --------        --------
      Total loans                                      944,857         916,683
      Less unearned discount                               (16)            (38)
                                                      --------        --------
      Loans, net of unearned discount                 $944,841        $916,645
                                                      ========        ========

The commercial loan portfolio is substantially secured by business assets. At September 30, 2002 and December 31, 2001, the commercial loan portfolio included nationally syndicated loans with a balance of $43.7 million and $51.8 million, respectively.

The construction, land acquisition and development loans represent loans for the following purposes: approximately 58% are for construction of 1-4 family detached homes, condominiums and townhouses in the Chicago metropolitan area; approximately 25% are for retail developments; 9% represent rental multi-family residential projects; 6% are for industrial buildings and the remaining 2% are for hotel and office properties. The decrease in this portfolio is primarily due to the charge-offs described in "Asset Quality".

The Company's commercial mortgage portfolio is comprised of approximately 44% multi-family residential properties; 29% retail properties; 9% owner-occupied commercial and industrial buildings; and 18% non-owner occupied commercial and industrial buildings. The growth in this portfolio is primarily due to successful marketing.

The Company's indirect vehicle portfolio is primarily generated from Chicago Metropolitan area auto and Harley-Davidson motorcycle dealers. In addition, Harley Davidson loans were generated in nine states as part of a national marketing initiative. Harley Davidson loans totaled $27.9 million and $18.7 million at September 30, 2002 and December 31, 2001, respectively.

The Company does not have any programs to buy or originate subprime credits. There were no loan concentrations exceeding 10% of total loans at September 30, 2002 or December 31, 2001.

Capital Resources

Shareholders' equity totaled $108 million at September 30, 2002. The Company and the Bank's Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for "well capitalized" banks. The following table shows the capital ratios of the Company and the Bank as of September 30, 2002 and the minimum ratios for "adequately capitalized" and "well capitalized".

                                                                                  Capital Required To Be
                                                                        ------------------------------------------
                                                                            Adequately
                                                        Actual              Capitalized          Well Capitalized
                                                 ---------------------  --------------------   --------------------
                                                   Amount      Ratio      Amount     Ratio       Amount      Ratio
                                                 ---------------------  --------------------   --------------------
As of September 30, 2002:
Total Capital (to Risk Weighted Assets)
      Consolidated                                  $124,212    11.20%        $88,711   8%        $110,889   10%
      Oak Brook Bank                                 118,557    10.73          88,372   8          110,465   10
Tier 1 Capital (to Risk Weighted Assets)
      Consolidated                                   117,296    10.58          44,355   4           66,533    6
      Oak Brook Bank                                 111,641    10.11          44,186   4           66,279    6
Tier 1 Capital (to Average Assets)
      Consolidated                                   117,296     7.57          61,975   4           77,469    5
      Oak Brook Bank                                 111,641     7.22          61,818   4           77,272    5

During the second quarter of 2002, the Company issued $12 million of Trust Preferred Capital Securities that were part of a $520 million Pooled Trust Preferred offering distributed in an institutional private placement. The securities bear a variable interest rate of 3-Month LIBOR plus 3.45%, currently 5.24%, mature on June 26, 2032 and are noncallable for 5 years. The Trust Preferred Capital Securities are recorded in the consolidated financial statements as long term debt and included as Tier 1 capital for regulatory purposes. Interest on the securities is currently tax deductible. Of the $12 million in proceeds, $8 million was invested as additional capital in the Bank and the remainder has been retained by the Company for general corporate purposes. The Company has a total of $18 million in Trust Preferred Capital Securities outstanding as of September 30, 2002.

During the first quarter of 2002, the Company made $300,000 in market rate loans to certain executive vice presidents of the Bank to exercise stock options granted under the 2001 Stock Option Plan. The notes receivable earn interest at 4.58% (the IRS medium term rate), have a term of five years, and can be prepaid by the borrower. The loans are full recourse to the borrowers and are secured by 10,821 shares of the Company's common stock. The exercise of the stock options are shown as an addition to capital and the notes receivable are shown as a reduction to capital.

In 2000, the Board of Directors authorized a stock repurchase program which allows (but does not require) the Company to repurchase 200,000 shares (or approximately 3% of outstanding shares) of common stock through August 2003 (as extended). Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. No shares were purchased in the first nine months of 2002 and approximately 104,000 shares remain available to be repurchased under the program.

The market price of the Company's common stock at September 30, 2002 was $29.73 with a book value of $16.60 per share. The ratio of the Company's price to the last 12 months earnings was 20.09x.

During the first nine months of 2002, the Company paid dividends of $.3825 per share. The dividend payout ratio on nine month earnings was 44.55% for 2002 compared to 21.98% for 2001. On October 15, 2002 the Company declared a cash dividend of $.1425 payable on January 17, 2003, to shareholders of record as of January 6, 2003.

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

The Bank purchased property and began construction of a branch at 55th Street and Plainfield Road in Countryside, Illinois. The Bank plans to open its 15th branch on this site in January 2003. The Bank has purchased property at Route 38 and Randall Road in St. Charles, Illinois where it plans to build a branch to open later in 2003.

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company's market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; the assessment of its provision and reserve for loan losses; developments pertaining to the 60 W. Erie situation discussed herein; significant increases in competition or changes in depositor preferences or loan demand, difficulties in identifying attractive branch sites or other expansion opportunities, or unanticipated delays in construction build-out; difficulties in attracting and retaining qualified personnel; and possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See "Interest Rate Sensitivity" in ITEM 2.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer an Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There have been no significant changes to the Company's internal controls or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits

          Exhibit (3.1)    Restated Certificate of Incorporation of th Company
                           (Exhibit 3.1 to the Company's Amendment No. 1 to
                           Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

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

       Exhibit (99.1)  Certificate pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002 for Eugene P. Heytow, Chief Executive Officer

       Exhibit (99.2)  Certificate pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002 for Rosemarie Bouman, Chief Financial Officer

(B)  Report on Form 8-K

     A report on Form 8-K was filed with the SEC on October 16, 2002 and provided the Company's second quarter earnings release dated October 15, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST OAK BROOK BANCSHARES, INC.
                                        --------------------------------
                                                   (Registrant)



Date: November 14, 2002                  /s/ RICHARD M. RIESER, JR
      -----------------                 ----------------------------------------
                                                  Richard M. Rieser, Jr.
                                                  President, Assistant
                                                  Secretary, and Director



Date: November 14, 2002                  /s/ ROSEMARIE BOUMAN
      -----------------                 ----------------------------------------
                                                  Rosemarie Bouman
                                                  Vice President, Chief
                                                  Financial Officer and
                                                  Chief Accounting Officer

                                  CERTIFICATION

I, Eugene P. Heytow, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Oak Brook Bancshares, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ EUGENE P. HEYTOW
                                              ----------------------------
                                              Eugene P. Heytow
                                              Chief Executive Officer
                                              November 14, 2002

                                  CERTIFICATION

I, Rosemarie Bouman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Oak Brook Bancshares, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     /s/ ROSEMARIE BOUMAN
                                                     ---------------------------
                                                    Rosemarie Bouman
                                                    Chief Financial Officer
                                                    November 14, 2002