Form 10-K
period 2002-12-31
FIRST OAK BROOK BANCSHARES INC
filed 2003-03-28
CIK 717837

UNITED STATES SECURITIES

AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number 0-14468

FIRST OAK BROOK BANCSHARES, INC.

DELAWARE	36-3220778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Sixteenth Street, Oak Brook, IL 60523 - Telephone Number (630) 571-1050

Securities registered pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $2.00 par value

Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X     No      .

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2002 was approximately: $132,463,426 based upon the last sales price of the registrant’s Common Stock of $31.57 per share as reported by the National Association of Securities Dealers Automated Quotation System on June 28, 2002. As of March 21, 2003, 6,366,262 shares of Common Stock were outstanding.

Documents incorporated by reference: Portions of the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed on or about April 1, 2003 are incorporated by reference in Part III.

Form 10-K Table of Contents

Certain information required to be included in Form 10-K is included in the Proxy Statement used in connection with the 2003 Annual Meeting of Shareholders to be held on May 8, 2003.

PART I

ITEM 1.    Business and Statistical Disclosure by Bank Holding Companies

General

First Oak Brook Bancshares, Inc. (the Company) was organized under Delaware law in 1983 as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding capital stock of Oak Brook Bank (the Bank), Oak Brook, Illinois, which is an Illinois state-chartered bank. The Company is headquartered and its largest banking office is located in Oak Brook, Illinois, twenty miles west of downtown Chicago. The Company employs 312 full-time and 36 part-time employees which represent 334 full-time equivalent employees at December 31, 2002.

The Company has authorized 16,000,000 shares of Common Stock with a par value of $2.00. As of December 31, 2002, the Company had total assets of $1.597 billion, loans of $912.1 million, deposits of $1.265 billion, and shareholders’ equity of $111.9 million.

The business of the Company consists primarily of the ownership, supervision and control of the Bank. The Company provides the Bank with advice, counsel and specialized services in various fields of banking policy and strategic planning. The Company also includes two wholly-owned subsidiaries: FOBB Statutory Trust I and FOBB Statutory Trust II, created in 2000 and 2002, respectively, for the purpose of raising capital through participation in pooled trust preferred offerings.

In June 2000, the Bank formed Oak Real Estate Development Corporation as a wholly-owned subsidiary. This subsidiary was organized to acquire, develop and to rehabilitate for sale or rent single and/or multi-family residential real estate and commercial properties that are part of or ancillary to residential real estate within the State of Illinois. Oak Real Estate Development Corporation has a board of directors and officers consisting of individuals who are currently directors and officers of the Company or the Bank.

In November 2002, the Bank formed West Erie, LLC as a wholly-owned subsidiary. This subsidiary was organized solely to develop and market a luxury condominium project acquired by the Bank by agreement in lieu of foreclosure.

The Company, through the Bank, operates in a single segment engaging in general retail and commercial banking business, primarily in the Chicago Metropolitan area. The services offered include demand, savings and time deposits, corporate treasury management services, merchant credit card processing, commercial lending products such as commercial loans, construction loans, mortgages and letters of credit, and personal lending products such as residential mortgages, home equity lines and vehicle loans, and investment management and trust services.

The Bank offers its services through multiple delivery channels. The Bank has fifteen brick and mortar offices; nine in DuPage County, five in Cook County, and one in Will County, Illinois. Thirteen of these offices are in the western suburbs of Chicago, one is in an affluent northern suburb of Chicago and one is in the River North neighborhood of Chicago, just north of the Loop and west of Michigan Avenue. The Bank offers a call center at 800-536-3000 and an Internet Branch at www.obb.com. The Bank has deployed 18 owned ATM’s, 15 at bank offices and 3 off premises, which its customers can use for free; and it allows its customers access to networked ATM’s (STAR & CIRRUS) for a fee.

The extension of credit inherently involves certain levels and types of risk (general economic conditions, industry and concentration risk, interest rate and maturity mismatch risk, liquidity risk and credit and default risk) which the Company manages through the establishment of lending, credit and asset/liability management policies and procedures. Credit risk is controlled and monitored through active asset quality management and administration, the use of lending standards and thorough review of potential borrowers. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses.

Loans originated comply with governmental rules, regulations and laws. While the Bank’s loan policies vary for different loan products, the policies generally cover such items as: percentages to be advanced and the type of lien needed against collateral, insurance requirements, payment and maturity terms, down payment requirements, debt-to-income ratio, credit history and other matters of credit concern. The Bank’s loan policies grant limited loan approval authority to designated loan officers. Where a credit request exceeds the loan officer’s approval authority, approval by a senior lending officer and/or bank loan committee is required.

Competition

At June 30, 2002, (the most recent date as of which statistics are available), the Bank had an approximate 3.8% market share of the total deposits in 76 DuPage County financial institutions (commercial banks and savings institutions), an approximate .2% market share of total deposits in 206 Cook County financial institutions and an approximate .3% market share of total deposits in 47 Will County financial institutions. The Company’s offices are part of the Chicago banking market, as defined by the Federal Reserve Bank of Chicago, which at June 30, 2002, had deposits in 313 financial institutions totaling $200.9 billion. Based on total deposits, the Bank ranked as the 23rd largest serving the Chicago banking market.

The Bank is located in a highly competitive market facing competition for banking and related financial services from many financial intermediaries, including banks, savings and loan associations, finance companies, credit unions, mortgage companies, retailers, stockbrokers, insurance companies, mutual funds and investment companies. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits; the price of products and services; the variety of financial services offered; convenience of service delivery in terms of extended hours, access to services through branches and offices, ATMs, the internet and call centers; and the qualifications, experience and skills of staff. Recent additional competitive pressure also comes from national banks announcing aggressive branch expansion plans into the Chicago market. In doing so, these banks are competing with the Company not only for retail and commercial customers, but also for skilled bankers.

Available Information

Our Internet address is www.firstoakbrook.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Regulation and Supervision

General

Banking is a highly regulated industry. The following is a summary of several applicable statutes and regulations. However, these summaries are not complete, and reference should be made to the statutes and regulations for more information. Also, these statutes and regulations may change in the future, and it cannot be predicted what effect such changes, if made, will have on the Company. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors, rather than stockholders of banks and bank holding companies.

Bank Holding Company Regulation

The Company is registered as a “bank holding company” with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act of 1956 and the regulations issued thereunder are collectively referred to as the “BHC Act”), and the Company is subject to regulation, supervision and examination by the Federal Reserve, Federal securities laws and Delaware law.

Minimum Capital Requirements.    The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis, and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve’s risk-based guidelines applicable to the Company, capital is classified into two categories.

Tier 1, or “core,” capital consists of the sum of: common stockholders’ equity; qualifying noncumulative perpetual preferred stock; qualifying cumulative perpetual preferred stock (subject to some limitations); and minority interest in the common equity accounts of consolidated subsidiaries, less goodwill and specified intangible assets.

Tier 2, or “supplementary,” capital consists of the sum of: the allowance for loan losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt, including related surplus; and intermediate-term preferred stock, including related securities.

Under the Federal Reserve’s capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Federal Reserve has established a minimum ratio of Tier 1 capital to total assets of 3% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio (after deducting all intangibles) in evaluating proposals for expansion or new activities.

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

As of December 31, 2002, the Company’s and the Bank’s capital exceeded the Federal Reserve’s and FDIC’s “well capitalized” guidelines. See Note 11 to Item 8 of this Form 10-K.

Acquisitions.    The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, or acting as an investment or financial advisor. Under the BHC Act and Federal Reserve regulations, the Company is prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products, the Company may not condition a client’s purchase of one of its services on the purchase of another service. The passage of the Gramm-Leach-Bliley Act, however, allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions to entering into certain business transactions that bank holding companies currently face. See the discussion of the Gramm-Leach-Bliley Act below.

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

Ownership Limitations.    Under the Illinois Banking Act, any person who acquires more than 10% of the Company’s common stock may be required to obtain the prior approval of the commissioner of the Illinois Office of Banks and Real Estate (the “Commissioner”). Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring control of 10% or more of our outstanding common stock.

Dividends.    The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by banks and bank holding companies.

Under a longstanding policy of the Federal Reserve, the Company is expected to act as a source of financial strength to the Bank subsidiary and to commit resources to support it. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide financial support when the Company otherwise would not consider itself able to do so.

In addition to the restrictions on dividends imposed by the Federal Reserve, Delaware law also places limitations on the Company’s ability to pay dividends. For example, the Company may not pay dividends to stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company’s cash flow is the dividends from the Bank, the Company’s ability to pay dividends will depend on the amount of dividends paid by the Bank. The Company cannot be sure that the Bank will pay such dividends.

Bank Regulation

The Bank is subject to supervision and examination by the commissioner of the Illinois Office of Banks and Real Estate (the “Commissioner”) and as a non-member, FDIC-insured bank, to supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Chicago and may be subject to examination by the FHLB of Chicago. The Federal Deposit Insurance Act (“FDIA”) requires prior FDIC approval for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the power to the FDIC to issue cease and desist orders. A cease and desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activity or could require a bank to take certain affirmative action. The FDIC also supervises compliance with the federal law and regulations which place restrictions on loans by FDIC-insured banks to an executive officer, director or principal shareholder of the bank, the bank holding company which owns the bank, and any subsidiary of such bank holding company. The FDIC also examines the Bank for its compliance with statutes which restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon: extensions of credit between the bank holding company and any non-banking affiliates; the purchase of assets from affiliates; the issuance of guarantees, acceptances or letters of credit on behalf of affiliates; and, investments in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit. Also, the Bank is subject to restrictions with respect to engaging in the issuance, underwriting, public sale or distribution of certain types of securities and to restrictions upon: the nature and amount of loans which it may make to a single borrower (and, in some instances, a group of affiliated borrowers), the nature and amount of securities in which it may invest, the amount of investment in the Bank premises, and the manner in and extent to which it may borrow money.

Furthermore, all banks are affected by the credit policies of other monetary authorities, including the Federal Reserve, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The Federal Reserve’s monetary policies have had a significant effect on the operating results of commercial banks in the past and we expect this trend to continue in the future.

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

In addition to the foregoing, the ability of the Company and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), as described below.

Federal Reserve System.    The Bank is subject to Federal Reserve regulations requiring depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $41.3 million of transaction accounts plus 10% on the remainder. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank’s balance in vault cash is available to satisfy reserve requirements. At December 31, 2002, the Bank is in compliance with these requirements.

Standards for Safety and Soundness.    The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the FDIC adopted regulations that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying the safety and soundness guidelines to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the FDIC may seek to enforce its order in judicial proceedings and to impose civil money penalties. The FDIC and the other federal bank regulatory agencies have also proposed guidelines for asset quality and earning standards.

Prompt Corrective Action.    FDICIA required the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. Also, under FDICIA, insured depository institutions with assets of $500 million or more at the beginning of a fiscal year, must submit an annual report for that year, including financial statements and a management report, to each of the FDIC, any appropriate federal banking agency, and any appropriate bank supervisor. The Bank had assets of $500 million or more at the beginning of fiscal year 2002, and must therefore provide an annual report as required by FDICIA.

Insurance of Deposit Accounts.    Under FDICIA, as an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund (“BIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and “C” (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Effective, January 1, 2003 the FDIC Assessment Rate Schedule for BIF member banks ranged from zero for “well capitalized” institutions to $.27 per $100 of deposits for “undercapitalized” institutions. During 2002, the Bank was classified as well capitalized and was assessed the BIF semi-annual rate of zero.

Deposits insured by BIF are also assessed interest on bonds issued in the late 1980’s by the Financing Company to recapitalize the now defunct Federal Savings and Loan Insurance Company (FICO bonds). The Company’s deposit insurance for the FICO bonds was $189,000 in 2002.

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

Community Reinvestment.    Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and business; and (c) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings.

The Bank was assigned a “satisfactory” rating as a result of its last CRA examination in May 2002.

Compliance with Consumer Protection Laws.    The Bank is subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Disclosure Act. Among other things, these acts: require banks to meet the credit needs of their communities; require banks to disclose credit and deposit terms in meaningful and consistent ways; prohibit discrimination against an applicant in any consumer or business credit transaction; prohibit discrimination in housing-related lending activities; require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects; require lenders to provide borrowers with information regarding the nature and cost of real estate settlement; prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

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

One of the provisions of FIRREA contains a “cross-guarantee” provision which can impose liability on the Company for losses incurred by the FDIC in connection with assistance provided to or the failure of the Company’s insured depository institution.

Impact of the Gramm-Leach-Bliley Act.    The Gramm-Leach-Bliley Act (the “GLB Act”), among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Also, it permits a bank holding company which meets certain criteria to certify that it satisfies such criteria and become a financial holding company and thereby to engage in a broader range of activity than permitted a bank holding company.

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

To the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the market the Company currently serves.

ITEM 2.    Properties

The Company’s offices are located in Oak Brook, Illinois in the headquarters of Oak Brook Bank. The Company leases space from the Bank. The Bank and its branches conduct business in both owned and leased premises. The Bank currently operates from nine owned and six leased properties and plans to open one additional leased office and one owned office location in the summer of 2003. The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. For information concerning lease obligations, see Note 5 to Item 8 of this Form 10-K.

ITEM 3.    Legal Proceedings

The Company and the Bank were not subject to any material pending or threatened legal actions as of December 31, 2002. No such actions have arisen subsequent to year-end.

ITEM 4.    Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of 2002.

PART II

ITEM 5.    Market For Registrant’s Common Equity And Related Stockholder Matters

The Company’s Common Stock trades on the NASDAQ Stock Market® under the symbol FOBB. As of March 13, 2003, there were 386 holders of record and approximately 1,449 beneficial shareholders. See Notes 10, 12 and 14 to Item 8 of this Form 10-K for additional shareholder information.

Stock Data

	Per Share
Quarter Ended	Diluted Net Earnings (loss)	Dividends Paid	Book Value	Low Price(1)	High Price(1)	Quarter End Price
December 31, 2002	$.73	$.1425	$17.16	$29.50	$33.44	$31.42
September 30, 2002	.63	.1425	16.60	27.27	32.25	29.73
June 30, 2002	(.37)	.12	15.74	30.09	34.45	31.57
March 31, 2002	.61	.12	15.46	24.05	31.35	31.15
December 31, 2001	.60	.12	15.43	20.98	24.15	24.15
September 30, 2001	.56	.11	15.33	20.55	25.50	20.55
June 30, 2001	.50	.11	14.68	18.95	22.25	22.25
March 31, 2001	.46	.11	14.30	17.44	21.38	19.44

(1)	The prices shown represent the high and low closing sales prices for the quarter.

The following table summarizes information as of December 31, 2002, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	553,511	$16.22	196,096
Equity compensation plans not approved by security holders(1)	14,130	$21.37	10,870

(1)	The number of securities represents shares of Common Stock underlying deferred stock units, payable on a one-for-one basis, under the Company’s Directors Stock Plan. Under the Plan, non-employee directors may elect to receive directors fees that would otherwise be paid in cash, in shares of Common Stock currently, or if the director so elects, on a deferred basis, in which case the director is credited under the Plan with deferred stock units. The number of shares or units is determined based on the fair market value of the Common Stock at the time the cash fee would have been paid.

ITEM 6.    Selected Financial Data

The consolidated financial information which reflects a summary of the operating results and financial condition of First Oak Brook Bancshares, Inc. for the five years ended December 31, 2002 is presented in the following table. This summary should be read in conjunction with consolidated financial statements and accompanying notes included in Item 8 of this report. A more detailed discussion and analysis of financial condition and operating results is presented in Item 7 of this report.

Earnings Summary and Selected Consolidated Financial Data

	At and for the years ended December 31,
	2002		2001		2000		1999		1998
	(Dollars in thousands except share data)
Statement of Income Data

Net interest income	$47,448		$38,916		$33,205		$32,337		$28,410
Provision for loan losses	14,650		1,550		900		840		630
Net interest income after provision for loan losses	32,798		37,366		32,305		31,497		27,780
Other income	17,450		14,442		10,482		8,966		7,991
Other expenses	35,741		31,928		27,117		25,640		22,423
Income before income taxes	14,507		19,880		15,670		14,823		13,348
Income tax expense	4,006		6,232		4,621		4,277		3,907
Net income	$10,501		$13,648		$11,049		$10,546		$9,441

Common Stock Data(1)
Basic earnings per share	$1.66		$2.16		$1.72		$1.60		$1.42
Diluted earnings per share	1.61		2.12		1.70		1.57		1.39
Cash dividends paid per share(2)	.525		.45		.43		.40		.345
Book value per share	17.16		15.43		13.63		12.04		11.46
Closing price of Common Stock per share(2)
High	34.45		25.50		18.38		21.00		25.50
Low	24.05		17.44		13.50		16.50		17.75
Year-End	31.42		24.15		17.63		18.50		18.50
Dividends paid per share to closing price	1.7%		1.9%		2.4%		2.2%		1.9%
Closing price to diluted earnings per share	19.5	x	11.4	x	10.4	x	11.8	x	13.3	x
Market capitalization	$199,019		$152,402		$111,875		$120,829		$121,783
Period end shares outstanding	6,334,141		6,310,631		6,345,745		6,531,314		6,582,840
Volume of shares traded	2,212,664		1,545,976		2,512,886		1,656,449		1,908,594

Year-End Balance Sheet Data
Total assets	$1,597,496		$1,386,551		$1,249,272		$1,146,356		$1,009,275
Loans, net of unearned discount	912,081		916,645		825,020		719,969		631,987
Allowance for loan losses	7,351		6,982		5,682		4,828		4,445
Investment securities	507,485		327,389		319,985		348,607		297,674
Demand deposits	247,806		211,939		221,552		196,243		187,209
Total deposits	1,264,731		1,077,966		978,226		894,072		777,802
Federal Home Loan Bank borrowings	102,000		86,000		81,000		63,000		57,500
Trust Preferred Capital Securities	18,000		6,000		6,000		—		—
Shareholders’ equity	111,942		99,552		87,606		79,999		77,061

Financial Ratios
Return on average assets	.71%		1.04%		.90%		.99%		1.02%
Return on average equity	10.03		14.47		13.58		13.30		12.74
Net interest margin	3.44		3.26		2.99		3.35		3.43
Net interest spread	2.89		2.38		1.95		2.35		2.34
Dividend payout ratio	32.98		21.29		25.45		24.62		24.17

	At and for the years ended December 31,
	2002		2001		2000		1999		1998
	(Dollars in thousands except share data)

Consolidated Capital Ratios
Average equity to average total assets	7.06%		7.22%		6.63%		7.41%		8.00%
Tier 1 capital ratio	11.06		10.03		9.75		10.05		10.20
Total capital ratio	11.73		10.72		10.35		10.65		10.80
Capital leverage ratio	7.74		7.42		7.47		7.12		7.61

Asset Quality Ratios
Nonperforming loans to total loans outstanding	.16%		.19%		.05%		.05%		.04%
Nonperforming assets to total assets	.60		.14		.05		.03		.03
Nonperforming assets to total capital	8.58		1.89		.67		.50		.44
Allowance for loan losses to total loans outstanding	.81		.76		.69		.67		.70
Net charge-offs to average loans	1.54		.03		.01		.07		.10
Allowance for loan losses to nonperforming loans	5.09	x	4.03	x	12.94	x	12.98	x	16.34	x

(1)	Common Stock data has been restated to give effect to the 100% stock dividend effective September 3, 1998.
(2)	On May 4, 1999, the shareholders approved the reclassification of the Common stock into Class A Common stock on a one for one basis. As a result, the Class A common stock is now the only class of outstanding Common Stock and has been renamed “Common Stock”. Historical dividend and price information shown is that of the former Class A common stock.

ITEM 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of First Oak Brook Bancshares, Inc. (the Company) for the years ended December 31, 2002, 2001 and 2000. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8 of this report.

Assets at year-end were $1.597 billion, up 15% from assets of $1.387 billion at December 31, 2001. New products, increased marketing efforts and competitive pricing contributed to the continued strong asset growth.

Equity reached a record level of $111.9 million at December 31, 2002, an increase of 12% over prior year equity of $99.6 million. The Company’s and the Bank’s capital ratios continued to exceed the Federal Reserve’s and FDIC’s “well capitalized” guidelines.

Earnings

The Company’s consolidated net income, earnings per share and selected ratios for 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Net income	$10,501,000	$13,648,000	$11,049,000
Basic earnings per share	$1.66	$2.16	$1.72
Diluted earnings per share	$1.61	$2.12	$1.70
Return on average assets	.71%	1.04%	.90%
Return on average equity	10.03%	14.47%	13.58%

2002 versus 2001

The 2002 results compared to 2001 include the following significant pre-tax components:

•	Net interest income increased $8,532,000 due to a 14% increase in average earning assets complemented by an 18 basis point increase in the net interest margin.

•	The provision for loan losses increased by $13,100,000 primarily due to special provisions related to the apparent loan fraud on a construction loan described further in “Asset Quality”.

•	Other income increased $3,008,000 driven by growth in the Company’s treasury management, investment management and trust, and merchant credit card processing businesses. There was also an increase in the gain on mortgages sold, income from bank owned life insurance (BOLI), and income from the sale of covered call options. These increases were offset by a decrease in income from the mid-year expiration of the revenue sharing agreement on the sold credit card portfolio.

•	Other expenses increased $3,813,000 due to higher compensation costs and an increase in full-time equivalent employees, increased merchant credit card interchange expense, and increased professional fees and other expenses primarily related to the apparent loan fraud (See “Asset Quality”).

2001 versus 2000

The 2001 results compared to 2000 include the following significant pre-tax components:

•	Net interest income rose $5,711,000 due to a 7% increase in earning assets complemented by a 27 basis point rise in the net interest margin.

•	Other income rose $3,960,000 driven by growth in the Company’s treasury management, investment management and trust, and merchant credit card processing businesses. There was also a significant increase in fees on mortgages sold, gains from the sales of investment securities, and a gain of $172,000 on the sale of the Broadview drive-thru facility.

•	Other expenses rose $4,811,000 primarily due to higher compensation costs and an increase in full-time equivalent employees, higher occupancy and equipment expense related to the Chicago branch (opened in November 2000), and increased merchant credit card interchange expense.

Net	Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. Since a significant portion of the Company’s funding is derived from interest-free sources, primarily demand deposits and stockholders’ equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

2002	versus 2001

Net interest income, on a tax equivalent basis, increased $8,147,000 or 20% from 2001. This increase is due to a 14% increase in average earning assets and an 18 basis point increase in the net interest margin to 3.44% in 2002 from 3.26% in 2001. The increase in net interest income and the net interest margin was primarily the result of the following:

•	The yield on average earning assets decreased 117 basis points to 5.94%, while the cost of deposits and other borrowed funds decreased 168 basis points to 3.05% for 2002. The Federal Reserve reduced interest rates by 50 basis points late in 2002 and 475 basis points throughout 2001, resulting in an average prime rate of 4.68% for the year ended December 31, 2002 as compared to 6.92% for 2001. Since the Company’s deposits and other interest-bearing liabilities repriced downward more quickly than its loans and investments, the net interest margin continued to benefit in 2002 from Federal Reserve interest rate reductions.

•	Total average earning assets increased $171.7 million or 14% as compared to 2001. Average loans grew $56.5 million or 6% in comparison to 2001. The increase is primarily attributable to growth in commercial real estate ($30.7 million), construction loans ($18.7 million), indirect vehicle loans ($14.7 million) and home equity loans ($10.0 million), offset by a decrease in residential mortgages ($15.9 million). See “Loans” for further analysis.

The Company’s average securities portfolio increased $108.5 million or 35% primarily due to the growth in U.S. Government Agency Securities ($107.2 million) and corporate and other securities ($13.8 million), offset by decreases in U.S. Treasury ($2.6 million) and municipal ($9.9 million) securities.

•	Average interest-bearing liabilities increased $146.6 million or 15% as compared to 2001. Average interest-bearing deposits increased $136.9 million primarily due to the promotion of the new Advance Interest CD product ($77.6 million), an increase in public funds ($17.7 million) and growth in savings, NOW and money market accounts ($46.4 million). The Advance Interest CD pays interest in advance rather than in arrears. The Bolingbrook office, opened in March 2002, averaged $14.0 million in deposits for 2002.

Trust Preferred Capital Securities (TRUPS) increased due to the Company’s $12 million participation in a pooled trust preferred offering issued late in the second quarter of 2002. See “Capital Resources” for additional information. In addition, average FHLB borrowings increased due primarily to new advances intended for the buildout of other real estate owned (See “Asset Quality”).

2001 versus 2000

Net interest income, on a tax-equivalent basis, increased $5,660,000 or 16% from 2000. This increase was attributable to a 7% increase in average interest earning assets and a 27 basis point increase in the net interest margin to 3.26% in 2001 from 2.99% in 2000. The increase in the net interest margin and net interest income was primarily the result of the following:

•	Due to the declining interest rate environment, the yield on average earning assets decreased 30 basis points to 7.11% while the cost of deposits and other borrowed funds decreased 73 basis points to 4.73% for 2001. The Federal Reserve reduced interest rates eleven times in 2001 for a total of 475 basis points. Since the Company’s deposits and other interest bearing liabilities repriced downward more quickly than its loans and investments, the net interest margin benefited from the reduction in interest rates over 2001.

•	Total average earning assets increased $79.1 million or 7% as compared to 2000. Average loans grew $91.6 million or 12%, in comparison to 2000. The increase was primarily attributable to growth in construction loans ($38.5 million), commercial real estate mortgages ($31.4 million), home equity loans ($12.5 million) and commercial loans ($18.7 million), offset by a decrease in residential mortgages ($8.3 million). See “Loans” for further analysis.

•	The Company’s average securities portfolio decreased by $37.2 million primarily due to maturities and calls of U.S. Treasury and Government Agency Securities. The proceeds received on sales, maturities, calls and paydowns during 2001 were partially reinvested in the securities portfolio and also used to fund loan growth.

•	Average interest-bearing deposits and other liabilities increased $69.6 million or 7% as compared to 2000. Average interest-bearing deposits increased $64.1 million due to retail deposit promotions and the opening of the Chicago office in 2000. Average FHLB borrowings increased $13.8 million and average short term debt decreased $12.4 million due to the maturity of term repurchase agreements. In addition, the Company had $6 million outstanding in TRUPS issued in a $300 million Pooled Trust Preferred offering issued in September 2000.

The following table presents the average interest rate on each major category of interest-earning assets and interest-bearing liabilities for 2002, 2001, and 2000.

Average Balances and Effective Interest Rates

	2002			2001			2000
	Average Balance	Interest Income/ Expense	Yield/ Rates	Average Balance	Interest Income/ Expense	Yield/ Rates	Average Balance	Interest Income/ Expense	Yield/ Rates
	(Dollars in thousands)
Assets
Earning assets:
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	$60,755	$1,001	1.65%	$54,034	$1,878	3.48%	$29,355	$1,835	6.25%
Investment Securities:
Taxable securities	376,096	20,752	5.52	257,538	16,466	6.39	292,123	19,067	6.53
Tax exempt securities(1)	41,808	2,728	6.52	51,863	3,971	7.66	54,474	3,998	7.34

Total investment securities(2)	417,904	23,480	5.62	309,401	20,437	6.61	346,597	23,065	6.65
Loans:(1) (3)
Commercial	137,748	8,265	6.00	138,848	10,341	7.45	120,152	10,209	8.50
Construction	95,777	5,609	5.86	77,064	5,827	7.56	38,530	3,793	9.85
Commercial mortgage	227,188	16,139	7.10	196,524	15,718	8.00	165,157	13,327	8.07
Residential mortgage	102,555	6,909	6.74	118,447	8,456	7.14	126,717	9,010	7.11
Home equity	116,593	5,475	4.70	106,607	7,328	6.87	94,078	7,660	8.14
Indirect vehicle	235,740	15,834	6.72	221,074	16,717	7.56	222,175	15,610	7.03
Consumer	10,811	760	7.03	11,350	946	8.33	11,465	1,015	8.85

Total loans, net of unearned discount	926,412	58,991	6.37	869,914	65,333	7.51	778,274	60,624	7.79
Total earning assets/interest income	$1,405,071	$83,472	5.94%	$1,233,349	$87,648	7.11%	$1,154,226	$85,524	7.41%
Cash and due from banks	42,428			42,732			42,184
Other assets	46,183			37,058			35,417
Allowance for loan losses	(10,035)			(6,233)			(5,282)

	$1,483,647			$1,306,906			$1,226,545

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and NOW accounts	$144,650	$1,710	1.18%	$126,477	$2,751	2.18%	$139,014	$4,201	3.02%
Money market accounts	153,379	3,062	2.00	125,163	4,157	3.32	92,581	4,400	4.75
Time deposits	654,877	22,380	3.42	564,325	30,558	5.41	520,297	31,465	6.05
Short-term debt	94,350	1,596	1.69	96,675	4,128	4.27	109,053	6,424	5.89
FHLB borrowings	91,241	5,390	5.91	85,493	5,206	6.09	71,715	4,286	5.98
Trust Preferred Capital Securities	12,214	981	8.03	6,000	642	10.71	1,902	202	10.62

Total interest-bearing liabilities/interest expense	$1,150,711	$35,119	3.05%	$1,004,133	$47,442	4.73%	$934,562	$50,978	5.46%
Demand deposits	216,100			193,778			199,753
Other liabilities	12,130			14,691			10,894

Total liabilities	$1,378,941			$1,212,602			$1,145,209
Shareholders’ equity	104,706			94,304			81,336

	$1,483,647			$1,306,906			$1,226,545

Net interest income/ net interest spread(4)		$48,353	2.89%		$40,206	2.38%		$34,546	1.95%
Net interest margin(5)			3.44%			3.26%			2.99%

(1)	Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35% in 2002, 2001 and 2000.
(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax equivalent yield of total investment securities was $409,278 and 5.75% in 2002; $303,601 and 6.74% in 2001; and $349,177 and 6.61% in 2000.
(3)	Includes nonaccrual loans.
(4)	Total yield on average earning assets, less total rate paid on average interest-bearing liabilities.
(5)	Total interest income, tax equivalent basis, less total interest expense, divided by average earning assets.

The following table presents a summary analysis of changes in interest income and interest expense for 2002 as compared to 2001 and 2001 as compared to 2000. Interest income decreased in 2002 primarily due to the overall 117 basis point decrease in the yields earned on all interest earning assets, offset by increases in the average volume of loans and securities. Interest expense decreased primarily due to the overall decrease of 168 basis points on the rates paid on all interest-bearing liabilities, offset primarily by an increase in the average volume of interest-bearing deposits, FHLB borrowings and TRUPS. Interest income rose in 2001 primarily due to the increase in the average volume of loans, offset by a decrease in the average balance of securities and a 30 basis point decrease in the overall yield on average earning assets. Interest expense decreased primarily due to decreases in the rates paid on deposits and short term debt, offset by increases in the average volume of money market accounts, time deposits, FHLB borrowings and TRUPS.

Analysis of Net Interest Income Changes

	2002 Over 2001			2001 Over 2000
	Volume(1)	Rate(1)	Total	Volume(1)	Rate (1)	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	$210	$(1,087)	$(877)	$1,089	$(1,046)	$43
Taxable securities	6,820	(2,534)	4,286	(2,262)	(339)	(2,601)
Tax exempt securities(2)	(705)	(538)	(1,243)	(196)	169	(27)
Loans, net of unearned discount(2),(3)	4,090	(10,432)	(6,342)	6,942	(2,233)	4,709

Total interest income	$10,415	$(14,591)	$(4,176)	$5,573	$(3,449)	$2,124

Increase in interest expense:
Savings and NOW accounts	$316	$(1,357)	$(1,041)	$(389)	$(1,061)	$(1,450)
Money market accounts	802	(1,897)	(1,095)	1,297	(1,540)	(243)
Time deposits	4,355	(12,533)	(8,178)	2,539	(3,446)	(907)
Short-term debt	(97)	(2,435)	(2,532)	(670)	(1,626)	(2,296)
FHLB borrowings	343	(159)	184	837	83	920
Trust Preferred Capital Securities	531	(192)	339	439	1	440

Total interest expense	$6,250	$(18,573)	$(12,323)	$4,053	$(7,589)	$(3,536)

Increase in net interest income	$4,165	$3,982	$8,147	$1,520	$4,140	$5,660

(1)	The change in interest due to both rate and volume has been allocated proportionately.
(2)	Tax equivalent basis. Tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35% in 2002, 2001 and 2000.
(3)	Includes nonaccrual loans

Provision for Loan Losses

The provision for loan losses increased $13,100,000 in 2002 as compared to 2001 primarily due to special provisions totaling $12,050,000 related to an apparent loan fraud on one construction loan. See “Asset Quality” for further discussion regarding this loan. The remaining increase in the 2002 provision is due to an increase in nonperforming and management watch list loans, weak general economic conditions, and the growth in the average balances of the commercial real estate and construction portfolios. The provision for loan losses increased $650,000 in 2001 as compared to 2000 due primarily to changes in the composition of the loan portfolio; weak general economic conditions; growth in the construction, commercial, and commercial real estate portfolios; and an increase in nonperforming and management watch list loans.

See “Allowance for Loan Losses” and “Asset Quality” for further analysis of the Bank’s asset quality.

Summary of Other Income

The following table summarizes significant components of other income and percentage changes from year to year:

				% Change
	2002	2001	2000	’02-’01	’01-’00
	(Dollars in thousands)
Service charges on deposit accounts-treasury management	$6,162	$4,853	$3,501	27%	39%
Service charges on deposit accounts	1,214	1,179	1,170	3	1
Investment management and trust fees	1,701	1,429	1,144	19	25
Merchant credit card processing fees	4,813	3,777	2,552	27	48
Gain on mortgages sold, net of commissions	814	643	177	27	263
Income from sold credit card portfolio revenue sharing agreement	450	900	900	(50)	—
Other operating income	1,982	1,402	1,020	41	37
Investment securities gains, net	314	259	18	21	1,338

Total	$17,450	$14,442	$10,482	21%	38%

2002 versus 2001

Total other income increased $3,008,000 or 21% over 2001. Service charges on deposit accounts—treasury management increased $1,309,000. The Bank’s treasury management customers have the option of paying for their services either by maintaining noninterest bearing deposit balances, paying fees in cash or a combination of both. The treasury management fees included in this category represent cash fees paid by treasury management customers. These cash fees increased primarily due to a slight increase in pricing and more customers paying a portion of their fees in cash. As interest rates drop so does the value assigned to deposit balances. Therefore, in a low interest rate environment (like that experienced during 2002), cash fees tend to rise; whereas in a higher interest rate environment, the value of deposit balances cover more of the service charges and cash fees tend to decline. Total treasury management service charges, both cash and balance equivalents increased 3% for 2002 as compared to 2001. Included in this category is income from one significant customer totaling $1,440,000 in 2002 and $1,297,000 in 2001. This customer’s contract with the Bank will expire on June 30, 2003 and will not be renewed. Expected income from this customer after the contract expires will be insignificant.

Investment management and trust fees increased $272,000 due primarily to new investment management customers. Discretionary assets under management reached $485 million at December 31, 2002 compared to $379 million at December 31, 2001. Total assets climbed to $688 million at December 31, 2002 from $567 million at December 31, 2001, attributed primarily to new business generated, complemented by a slight increase in market appreciation since last year end.

Merchant credit card processing fees increased $1,036,000 primarily due to new merchant accounts and higher sales volume. The number of merchant outlets at December 31, 2002 increased to 429 as compared to 385 at year end 2001. Merchant interchange expense (in Other Expense section) rose $724,000 as compared to 2001.

Gain on mortgages sold with servicing released increased $171,000 as compared to 2001. As a result of lower interest rates, the residential mortgage loan refinance market was strong throughout 2002. The Company originated a total of $132.0 million in mortgage loans during 2002, of which $80.3 million were sold. During 2001, the Company originated $87.9 million in mortgage loans, of which $71.3 million were sold. The 2002 income represents the gain on mortgages sold of $1,280,000, net of $466,000 in commissions paid to the mortgage originators. The Company anticipates the high levels of refinancing activity may taper off in 2003 unless mortgage rates fall further.

Income from the revenue sharing agreement arising from the sale of the credit card portfolio in 1997 decreased $450,000. Under the agreement, the Company shared in the revenue from the sold portfolio for five years ending June 30, 2002. Since the contractual term has expired, the Company will no longer be receiving income from this source.

Excluding the gain on the sale of the Broadview drive-thru of $172,000 in 2001, other operating income increased $752,000 primarily due to $395,000 in income from covered call option transactions, an increase of $147,000 in mutual fund fees attributable to a higher volume of investment sweep activity by treasury management customers and $184,000 of income from bank owned life insurance (BOLI), $11.4 million of which was purchased in September 2002 and $3.6 million of which was purchased in November 2002.

The Company recorded net investment securities gains of $314,000 in 2002, compared to gains of $259,000 in 2001. The gains in 2002 were from the sales of $50.3 million in U.S. Government Agency securities that were expected to be called and $2.6 million in corporate and other securities. The gains in 2001 were from the sales of $29 million in U.S. Government Agency securities and $1 million of trust preferred convertible capital securities.

2001 versus 2000

Total other income increased $3,960,000 or 38% over 2000. Service charges on deposit accounts-treasury management increased $1,352,000. The Bank’s treasury management customers have the option of paying for their services either by maintaining noninterest-bearing deposit balances, paying fees in cash or a combination of both. The treasury management fees included in this category represent cash fees paid by treasury management customers. While total treasury management services increased 16% over 2000, cash fees increased due to new customer volume, increased prices and more customers paying a portion of their fees in cash rather than maintaining the larger deposit balance necessary to offset the declining earnings credit.

Investment management and trust fees increased $285,000, primarily due to an increase in investment assets under management. Total discretionary assets under investment management were $379 million at December 31, 2001 compared to $271 million at December 31, 2000, attributable primarily to new business generated and complemented by a slight increase in market appreciation since last year end.

Merchant credit card processing fees increased $1,225,000 primarily due to new merchant accounts and increased sales volume. The number of merchant outlets serviced increased to 385 at year-end 2001 from 288 at year-end 2000. Offsetting merchant interchange expense (in Other Expense section) rose $1,051,000 in 2001.

Gain on mortgages sold with servicing released increased $466,000 due to the strong mortgage market in 2001. The Company originated a total of $87.9 million in mortgage loans in 2001, of which $71.3 million were sold. During 2000, the Company originated $39.9 million in mortgage loans, of which $16.1 million were sold. As the interest rates were decreasing late in 2000 and throughout 2001, the mortgage refinance market improved significantly. This fee income for 2001 represents the gain on mortgages sold of $965,000 net of $322,000 in commissions paid to the mortgage originators on sold loans.

Income from the revenue sharing agreement arising from the sale of the credit card portfolio in 1997 remained constant at $900,000 for both 2001 and 2000. Under the agreement, the Company shared the revenue from the sold portfolio until June of 2002, subject to a maximum twelve month payment of $900,000.

Other operating income increased $382,000 primarily due to the following items: In January 2001, the Company recorded a gain of $172,000 on the sale of property in Broadview, Illinois that was previously used as a drive-thru facility. During 2001, the Bank’s subsidiary, Oak Real Estate Development Corporation successfully completed its first project and recorded a gain of $81,000 on the sale of the two condo units. Mutual fund sweep income increased to $352,000 in 2001 from $233,000 in 2000 due primarily to a higher volume of investment sweep activity by treasury management customers.

The gain recognized on investment securities sold was $259,000 in 2001. Included in the gross gains were gains of $175,000 from sales of $1 million of trust preferred securities. The remaining $84,000 in gains were recognized from the sales of $29 million of U.S. Treasury and Government Agency securities. None of the individual securities sold in 2001 resulted in a loss.

Summary of Other Expenses

The following table summarizes significant components of other expenses and percentage changes from year to year:

				% Change
	2002	2001	2000	’02-’01	’01-’00
	(Dollars in thousands)
Salaries and employee benefits	$19,610	$18,810	$16,171	4%	16%
Occupancy expense	2,188	2,035	1,797	8	13
Equipment expense	1,870	1,991	1,822	(6)	9
Data processing	1,727	1,488	1,217	16	22
Professional fees	1,766	766	585	131	31
Advertising and business development	1,641	1,390	1,356	18	3
Merchant credit card interchange expense	3,717	2,993	1,942	24	54
Postage, stationery and supplies	1,116	963	869	16	11
FDIC assessment	189	183	184	3	—
Other operating expenses	1,917	1,309	1,174	46	11

Total	$35,741	$31,928	$27,117	12%	18%

Expense ratios:
Operating expenses as a percentage of average assets	2.4%	2.4%	2.2%	—%	9%
Net overhead expenses as a percentage of average earning assets	1.3	1.4	1.4	(7)	—
Efficiency ratio	55.1	59.8	62.1	(8)	(4)

2002 versus 2001

Total other expenses increased $3,813,000 or 12%. Salaries and employee benefits increased $800,000 primarily due to increased compensation costs and an increase in the number of full-time equivalents to 334 at year end 2002 from 315 in 2001. The increase is partially offset by reductions in performance-related compensation resulting from 2002 earnings falling short of performance-related targets due to significantly higher loan loss provisions and additional expenses related to the apparent loan fraud (See “Asset Quality”). The Company expects salaries and benefits to continue to increase during 2003 due to normal salary increases, potential higher performance-related compensation, increased health insurance costs, and an increase in full-time equivalents as a result of planned branch expansion and new sales and lending positions.

The combined expense for occupancy and equipment increased $32,000 in 2002 over 2001, due primarily to increased costs related to the opening of the Bolingbrook branch, offset by reductions in expense of fully depreciated equipment. The Company expects increases in occupancy and equipment in 2003 due to the opening of the Countryside office in January 2003 and the planned opening of two additional offices during the summer of 2003. In addition, the lease for one of the tenants of the main office expires in April 2003, and the Company is planning on expanding into that space. Income from this tenant in 2002 was $223,000.

Data processing fees increased $239,000 due to an increase in various services received from the main software provider and an increase in merchant credit card and ATM processing expenses. The Company’s main software provider was under a long term contract with limited inflationary increases that expires in April 2003. An increase in the cost of contracted services is expected in 2003 under the new fee schedule in addition to fees for new services to be provided.

Professional fees increased $1,000,000 primarily due to legal and other fees totaling $687,000 related to the apparent loan fraud (See “Asset Quality”). In addition, the Company incurred additional professional fees related to tax planning initiatives, employee benefits, corporate matters and the Bank’s subsidiary, Oak Real Estate Development. Although the Company expects some ongoing legal fees related to the loan fraud, these fees should be significantly less than those incurred in 2002. However, the Company expects to incur additional costs in relation to corporate governance in 2003.

Advertising and business development increased $251,000 due primarily to additional general marketing and promoting the opening of the Bolingbrook branch in March 2002.

Merchant credit card interchange expense increased $724,000 due to new merchant accounts and increased sales volume. Merchant credit card processing fees (in Other Income section) rose $1,036,000 in 2002.

Other operating expenses increased $608,000 primarily due to receiver fees and miscellaneous expenses of $423,000 related to the apparent loan fraud (See “Asset Quality”). The Company does not expect to incur receiver fees related to the loan fraud in 2003. However, the Company may incur valuation adjustments on the property in other real estate owned to account for a potential decrease in the net realizable value (See “Asset Quality”). The Company’s insurance costs will continue to increase in 2003 as a result of growth and an overall hardening insurance market.

2001 versus 2000

Other expenses rose $4,811,000 or 18% in 2001 over 2000. Salaries and employee benefits increased $2,639,000 due to normal salary and benefit increases, higher compensation due to competitive market conditions and an increase in full time equivalents to 315 in 2001 from 304 in 2000. In addition, management bonuses and incentive pay increased in 2001.

Occupancy and equipment expenses increased $407,000 due primarily to the opening of the Chicago office in November 2000 and the newly constructed attached drive-up facility at the Broadview office in January 2001.

Data processing fees increased $271,000 due primarily to higher merchant credit card processing fees, trust processing fees and general licensing fees for desktop computer products.

Merchant credit card interchange expense increased $1,051,000 due to new merchant accounts and increased sales volume. Merchant credit card processing fees (in Other Income section) rose $1,225,000 in 2001.

Professional fees increased $181,000 primarily due to additional fees incurred for general legal and corporate matters and officer recruiting fees.

Income Tax Expense

Income taxes for 2002 totaled $4,006,000 as compared to $6,232,000 for 2001 and $4,621,000 in 2000. When measured as a percentage of income before income taxes, the Company’s effective tax rate was 27.6% for 2002, 31.3% for 2001 and 29.5% for 2000. The Company’s provision for income taxes includes both federal and state income tax expense in 2001 and federal income tax only in 2002 and 2000. The Company had no state tax liability in 2002 due to the lower pre-tax earnings and the purchase of state tax exempt investments. Prior to 2001, the Company had utilized state net operating loss carryforwards to minimize state tax expense.

The accounting policies underlying the recognition of income taxes in the balance sheets and statements of income are included in Notes 1 and 9 to Item 8 of this Form 10-K. In accordance with such policies, the Company records income tax expense (benefits) in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109.) Pursuant to these rules, the Company recognizes deferred tax assets and liabilities based on temporary differences in the recognition of income and expenses for financial statement and income tax purposes. A net deferred tax liability totaling $3,871,000 at December 31, 2002 is recorded in other liabilities in the accompanying Consolidated Balance Sheet.

Under FAS 109, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing whether a valuation allowance is required, the Company considers the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, and future taxable income and tax planning strategies. Based on this assessment, a valuation allowance of $204,000 is required on the net operating loss carryforward as disclosed in Note 9 to Item 8 of this Form 10-K.

FINANCIAL CONDITION

Liquidity

Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depositors’ withdrawal requirements, shareholders’ dividends and to purchase Treasury stock under stock repurchase programs.

The Company has numerous sources of liquidity including a portfolio of shorter-term loans, readily marketable investment securities, the ability to attract consumer time deposits, access to various borrowing arrangements and capital resources.

Available borrowing arrangements are summarized as follows:

The Bank:

•	Federal funds lines aggregating $100 million with seven correspondent banks, subject to continued good financial standing. As of December 31, 2002, all $100 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $375 million with five brokerage firms are available based on the pledge of specific collateral and continued good financial standing of the Bank. As of December 31, 2002, the Bank has $350 million remaining on these lines, subject to the availability of collateral.

•	Advances from the Federal Home Loan Bank of Chicago based on the pledge of specific collateral and FHLB stock ownership. As of December 31, 2002, advances totaled $102 million and approximately $9 million remained available to the Bank under the FHLB agreements. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $177 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. The line was unused at December 31, 2002.

Parent Company:

•	The Company has a revolving credit arrangement for $15 million. The line was unused at December 31, 2002. The maturity date of the line is April 1, 2003 and is anticipated to continue to be renewed annually.

•	The Company also has cash, short-term investments and other marketable securities totaling $7.3 million at December 31, 2002.

Interest Rate Sensitivity

Interest rate risk arises when the maturity or repricing of assets differs significantly from the maturity or repricing of liabilities. The Company’s financial results could be affected by changes in market interest rates such as the prime rate, LIBOR and treasury yields and rate competition for deposits. The objective of interest rate risk management is to provide the maximum levels of net interest income while maintaining acceptable levels of interest rate risk and liquidity risk. A number of measures are used to monitor and manage interest rate risk, including income simulation, rate shock analysis and interest sensitivity (gap) analysis.

An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in market interest rates. The model incorporates management assumptions regarding the level of interest rate changes on indeterminate maturity deposit products (savings, money market, NOW and demand deposits) for a given level of market rate changes, as well as the effect of changing interest rates on certain callable assets and liabilities. Other assumptions in the model include prepayment speeds on mortgage related assets and cash flows and maturities of other financial instruments. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

The Company uses rate shock analysis to evaluate the effects of various parallel shifts in market interest rates, upward or downward, on net interest income relative to a base rate scenario where market interest rates remain flat at December year end levels. The interest rate sensitivity presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at year end will remain constant over the measurement period and (ii) that changes in market interest rates are parallel and instantaneous across the yield curve. This analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take such as lengthening or shortening the duration of the securities portfolio should severe movements in interest rates occur. These actions would likely reduce the variability of net interest income in extreme interest rate shock forecasts.

In the past the rate shock analyses have shown that the Company is liability sensitive; that is, interest sensitive liabilities exceed interest sensitive assets, and this generally results in the net interest margin increasing in a falling rate environment and decreasing in a rising rate environment. However, an immediate increase or decrease in market interest rates may not result in an immediate identical increase or decrease in rates paid on deposit liabilities. Additionally, in the current very low interest rate environment, if market rates decrease, the rates paid on deposit liabilities could not reflect the full amount of the decrease since rates are already so low. If rates increase, rates paid on deposits may not reflect the full extent of the rate increase until rates approach a more historical level.

The Company’s policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates (rate shock) of 200 basis points. At December 31, 2002 and 2001, the Company was within its policy objectives. As a result of absolute interest rates being so low at year-end 2002 and 2001, (rates on fed funds, the three month Treasury, LIBOR and rates paid on certain core deposits are all below 2%), the Company assumed rates will probably not decline 200 basis points. The scale shown below reflects a more meaningful plus or minus 25 and 100 basis point rate shock. As of December 31, 2002 and 2001 the Company had the following estimated net interest income sensitivity profile.

	2002
	–100 bp	–25 bp	+25 bp	+100 bp
	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$626	$293	$(96)	$(301)
Percent change	1.3%	.6%	(.2)%	(.6)%

	2001
	–100 bp	–25 bp	+25 bp	+100 bp
	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$(337)	$210	$(193)	$632
Percent change	(.7)%	.5%	(.4)%	1.4%

The profile for 2002 indicates the Company’s net interest margin increasing in a falling rate environment and decreasing in a rising rate environment.

The following gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest bearing liabilities for selected time periods. The mismatch between asset and liability repricings or maturities within a time period is commonly referred to as the “gap” for that period. The gap report does not fully capture the true dynamics of interest rate changes including the timing and/or degree of interest rate changes. While most of the asset categories’ rates change when certain independent indices (such as the prime rate) change, most liability categories are repriced at the Company’s discretion subject, however, to competitive interest rate pressures.

The table below presents a static gap analysis as of December 31, 2002 which shows the Company’s rate sensitive liabilities may reprice more quickly than its rate sensitive assets. In addition, the gap report does not reflect the “call” associated with certain investment assets, which if called, significantly reduces the negative cumulative gap for the time periods of one year or less. See the Investment Securities section for more information on “call” characteristics.

Interest Rate Sensitive Position

	1-90 days	91-180 days	181-365 days	Over 1 year	Total
	(Dollars in thousands)
Rate sensitive assets:
Federal funds sold and interest-bearing deposits with banks	$55,005	$—	$—	$—	$55,005
Taxable securities	72,498	425	41,527	355,151	469,601
Tax exempt securities	180	—	1,911	35,793	37,884
Loans, net of unearned discount	379,676	87,421	103,316	341,668	912,081

Total	$507,359	$87,846	$146,754	$732,612	$1,474,571

Cumulative total	$507,359	$595,205	$741,959	$1,474,571

Rate sensitive liabilities:
Savings and NOW accounts	$168,288	$—	$—	$—	$168,288
Money market accounts	149,671	—	—	—	149,671
Time deposits	212,502	250,394	151,303	84,767	698,966
Borrowings	107,637	—	14,500	82,500	204,637

Total	$638,098	$250,394	$165,803	$167,267	$1,221,562

Cumulative total	$638,098	$888,492	$1,054,295	$1,221,562

Cumulative gap	$(130,739)	$(293,287)	$(312,336)	$253,009

Cumulative gap to total assets ratio	(8.2)%	(18.4)%	(19.6)%	15.8%

Contractual Obligations and Commercial Commitments

Contractual Obligations

The Company has certain obligations and commitments to make future payments under contracts. The Company’s long-term debt agreements represent Trust Preferred Capital Securities in addition to FHLB advances with various terms and rates collateralized primarily by first mortgage loans in addition to certain specifically assigned securities. The lease agreements represent outstanding obligations of lease payments on the six real properties leased by the Company.

The following tables represent the Company’s contractual obligations:

	Less than one year	One to three years	Three to five years	Over 5 years
	(Dollars in thousands)
Long term debt	$25,500	$53,500	$2,000	$39,000
Operating lease obligations	370	775	756	944

	$25,870	$54,275	$2,756	$39,944

The Company does not have any capital leases or long–term purchase obligations.

Commercial Commitments

In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, performance standby letters of credit and financial standby letters of credit (collectively “commitments”) that are not reflected in the consolidated financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments is limited to their contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Specifically, the home equity lines are reviewed annually and the Bank has the ability to deny any future extensions of credit based upon the borrowers’ continued credit worthiness. Performance standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Financial standby letters of credit are conditional guarantees of payment to a third party on behalf of a customer of the Company. These commitments are subject to the same credit policies followed for loans recorded in the financial statements.

A summary of these commitments to extend credit at December 31, 2002 follows:

	Less than one year	One to three	Three to five	Over five years
	(Dollars in thousands)
Commercial loans	$58,334	$4,893	$9,547	$15,290
Real estate:
Construction, land acquisition and development loans	32,139	30,036	9,846	1,182
Home equity loans	127,001	—	—	—
Mortgage	706	—	—	127
Check credit	835	—	—	—
Consumer	109	—	—	—
Performance standby letters of credit	6,719	767	—	—
Financial standby letters of credit	4,718	1,507	1,252	—

Total commitments	$230,561	$37,203	$20,645	$16,599

Investment Securities

The Company’s investment portfolio increased $180.1 million or 55% during 2002 to $507.5 million at year-end from $327.4 million at year-end 2001. This increase was primarily in the U.S. Government agency and corporate security portfolios and was the result of liquidity received from deposit growth and softer loan demand. In purchasing securities, the Company has continued its strategy to minimize state income taxes by primarily investing in state income tax exempt U.S. Government Agency securities.

U.S. Treasury Securities:    The Company increased its holdings of U.S. Treasuries by $9.9 million to $26.4 million at year-end from $16.6 million at year-end 2001. The average maturity of the U.S. Treasury portfolio increased to 7.9 years in 2002 from 1.4 years in 2001 and none of the securities had call features.

U.S. Government Agency and Mortgage Backed Securities:    The U.S. Government Agency securities (including agency mortgage backed securities and agency collateralized mortgage obligations) portfolio increased $145.2 million to $387.7 million at year-end 2002 from $242.5 million at year-end 2001. The increase is primarily due to additional purchases of $374.6 million offset by maturities, calls and sales. The average maturity of this portfolio was 6.4 years in 2002 compared to 4.4 years in 2001. Included in this portfolio are securities with a carrying value of $275.8 million that have certain call characteristics. Of the callable securities, $160.3 million with coupon rates ranging from 1.81% to 6.55% have the potential of being called away in 2003 and $94.3 million with coupon rates ranging from 5.06% to 6.14% have the potential of being called in 2004.

Municipal Securities:    The Company’s municipal security holdings decreased $4.7 million to $42.1 million at year-end from $46.8 million at year-end 2001. The decrease is primarily due to scheduled maturities and calls on securities due to the lower rate environment. All municipal securities held are rated “A” or better by one or more of the national rating services or are “non-rated” issues of local communities which, through the Bank’s own analysis, are deemed to be of satisfactory quality. The average contractual maturity of this portfolio decreased to 4.3 years in 2002 from 4.6 years in 2001. Included in this portfolio are securities with a carrying value of $17.9 million that have certain call characteristics. Of the callable securities, $5.7 million with coupon rates ranging from zero coupon to 6.9% have the potential of being called away in 2003 and $4.0 million with coupon rates ranging from 4.65% to 6.38% have the potential of being called in 2004.

Corporate and Other Securities:    Holdings of corporate and other securities increased $29.7 million to $51.2 million in 2002 from $21.5 million in 2001. The increase consisted primarily of purchases of $15 million in mutual funds backed primarily by U.S. Government Agencies and purchases of higher yielding long-term Trust Preferred Capital Securities. The mutual funds were purchased with excess liquidity in lieu of federal funds and can be liquidated with a one day notice. At December 31, 2002, the portfolio consists primarily of $20.6 million in Trust Preferred Capital Securities, $15.0 million in government mutual funds, $5.0 million in variable rate preferred stock, and $6.4 million of Federal Home Loan Bank stock. The average contractual maturity of this portfolio decreased to 14.5 years in 2002 from 19.3 years in 2001. Included in this portfolio are securities with a carrying value of $17.9 million that have certain call characteristics. Of the callable securities, $948,000 with a coupon rate of 8.75% has the potential of being called away in 2003 and $5.3 million with coupon rates ranging from 3.78% to 9.38% have the potential of being called in 2004.

2001

The Company’s investment portfolio increased $7.4 million or 2% during 2001 to $327.4 million at year-end from $320.0 million at year-end 2000. This increase was primarily in the U.S. Government agency and corporate security portfolios, partially offset by the Company redirecting proceeds received from security maturities, calls and paydowns to fund loan demand.

U.S. Treasury Securities:     The Company decreased its holdings of U.S. Treasuries by $10.2 million to $16.6 million at year-end 2001 from $26.8 million at year-end 2000. The decrease was primarily due to maturities of Treasuries that were reinvested in loans.

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

Municipal Securities:    The Company’s municipal security holdings decreased $7.0 million to $46.8 million at year-end 2001 from $53.8 million at year-end 2000. The decrease was primarily due to scheduled maturities and calls on securities due to the lower rate environment.

Corporate and Other Securities:    Holdings of corporate and other securities increased $7.8 million to $21.5 million in 2001 from $13.7 million in 2000. The increase consisted primarily of purchases of higher yielding mid-term corporate debt securities and long-term Trust Preferred Capital Securities. At December 31, 2001, the portfolio consisted primarily of $4.3 million in corporate debt securities, $10.1 million in Trust Preferred Capital Securities and $6.1 million of Federal Home Loan Bank stock.

The following table sets forth the carrying values of investment securities held on the dates indicated.

Investments by Type (at carrying value)

	December 31,
	2002	2001	2000
	(Dollars in thousands)
U.S. Treasury	$26,436	$16,561	$26,840
U.S. Government agencies	382,274	234,026	212,916
Agency mortgage-backed securities	5,111	8,212	11,861
Agency collateralized mortgage obligations	335	304	807
State and municipal obligations	42,144	46,789	53,850
Corporate and other securities	51,185	21,497	13,711

Total investment portfolio	$507,485	$327,389	$319,985

At December 31, 2002 there are no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies.

The contractual maturity distribution and weighted average yield of investment securities at December 31, 2002 are presented in the following table. Actual maturities of securities may differ from that reflected in the table due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

Analysis of Investment Portfolio(1)

	U.S. Treasury Securities		U.S. Government Agencies(2)		State and Municipal Securities		Corporate and Other Securities			Total
	Amount	Yield	Amount	Yield	Amount	Yield(3)	Amount		Yield	Amount	Yield
	(Dollars in thousands)
Maturities:
Within 1 year	$—	—%	$22,932	6.44%	$2,290	5.09%	$15,000	(4)	1.36%	$40,222	4.46%
1–5 years	5,748	5.72	116,454	3.85	26,189	5.06	2,894		6.55	151,285	4.17
5–10 years	20,688	3.72	235,141	5.70	13,411	5.27	250		6.90	269,490	5.52
After 10 years	—	—	13,193	6.24	254	5.49	20,563		7.49	34,010	6.99
Other Securities(5)	—	—	—	—	—	—	12,478		—	12,478	—

	$26,436	4.13%	$387,720	5.20%	$42,144	5.13%	$51,185		5.00%	$507,485	5.12%

Average months to maturity	95		77		52		174			79

(1)	Amounts listed in the table are at carrying value and the yield is calculated based on amortized cost.
(2)	Included in U.S. Government agencies are agency mortgage-backed securities (MBS) and agency collateralized mortgage obligations (CMOs). Given the amortizing nature of MBS and CMOs, the maturities presented in the table are based on their estimated average lives at December 31, 2002. The estimated average lives may differ from actual principal cash flows since cash flows include prepayments and scheduled principal amortization.
(3)	Yields on state and municipal securities include the effects of tax equivalent adjustments using a tax rate of 35%.
(4)	The amount listed under corporate and other securities represents an investment in a Federated Government mutual fund that was purchased in lieu of federal funds and is redeemable with a one-day notice.
(5)	Included in other securities are equity securities, the Federal Home Loan Bank of Chicago stock and Fannie Mae Variable Rate Preferred stock, which have no maturity date and are not included in the average months to maturity or the average yield.

Loans

2002

At December 31, 2002, loans outstanding, net of unearned discount, decreased $4.6 million compared to 2001 primarily due to decreases in commercial, construction and residential mortgage loans, offset by increases in commercial mortgage, home equity loans and indirect vehicle loans. The overall decrease was partially the result of the apparent loan fraud and softening loan demand (See “Asset Quality”).

Commercial loans decreased $10.7 million or 7% to $136.0 million in 2002. This decrease was due primarily to paydowns on syndicated loans. The syndicated loans had a balance of $39.3 million at December 31, 2002 as compared to $51.8 million at December 31, 2001.

Construction, land acquisition and development loans decreased $41.8 million or 41% to $60.8 million at December 31, 2002. This decrease is partially due to the charge-off and transfer to other real estate owned of the apparent loan fraud (See “Asset Quality”). This category is comprised of approximately 36% construction of  1 – 4 family detached homes, condominiums and townhomes in the Chicago area; 29% retail developments; 33% multi-family residential projects; 1% hotel properties; and 1% industrial properties.

Commercial real estate loans increased $31.4 million or 15% to $245.1 million in 2002. The commercial mortgage portfolio is comprised of approximately 43% multi-family residential properties; 27% retail properties; 18% owner occupied office and industrial properties; 12% non-owner occupied office and industrial properties. The growth in this portfolio is primarily due to successful marketing.

Home equity loans increased $10.7 million or 9% to $123.5 million in 2002. This increase is due to new originations and increased usage as a result of successful mass marketing efforts in a low interest rate environment, offset by increased payoffs due to first mortgage loan refinancing.

Residential mortgages decreased $4.3 million or 4% to $100.8 million in 2002. The decrease is primarily due to increased payoffs on the existing portfolio due to the historical low mortgage interest rate environment. To offset payoffs, the Company kept $51.7 million of the $132.0 million in 2002 mortgage loan originations in the Bank’s portfolio. At the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and current market trends. The remaining $80.3 million in originations were sold with servicing released to investors.

Indirect loans increased $11.8 million or 5% to $236.1 million in 2002. The increase is primarily due to the growth in the Harley Davidson motorcycle portion of the indirect vehicle loan portfolio. Substantially all of the auto loans are generated from Chicago Metropolitan area auto dealers. Approximately 41% of Harley Davidson loans are generated from dealers in Illinois, and the remainder are Harley Davidson loans originated in 8 additional states as part of a national marketing initiative. At December 31, 2002, Harley Davidson loans totaled $29.6 million as compared to $19.0 million in 2001. The slight growth in the auto segment of this portfolio was due to an increase in originations resulting from very competitive pricing in the luxury import market, partially offset by an increase in payoffs as compared to 2001.

The Company did not have any programs to buy subprime indirect loan paper or any other subprime credit in 2002 or 2001.

There were no loan concentrations exceeding 10% of total loans at December 31, 2002 or 2001.

2001

At December 31, 2001, loans outstanding, net of unearned discount, increased $91.6 million or 11% compared to 2000. Construction, commercial real estate, commercial and home equity loans led the 2001 loan growth, offset by a decrease in residential mortgage loans.

Commercial loans increased $10.4 million or 8% to $146.7 million in 2001. This increase was due to marketing efforts, nationally syndicated loans and competitive market pricing. The syndicated loans had a balance of $51.8 million at December 31, 2001 as compared to $43.5 million at December 31, 2000.

Construction, land acquisition and development loans increased $56.5 million or 123% to $102.6 million at December 31, 2001. This increase was due to marketing in the Chicago Metropolitan area. This portfolio is comprised of approximately 60% construction of 1 – 4 family detached homes, condominiums and townhomes in the Chicago area; 26% retail developments; 6% multi-family residential projects; 1% hotel properties; 2% office properties; and 5% industrial properties.

Commercial mortgage loans increased $32.3 million or 18% to $213.7 million in 2001. The commercial mortgage portfolio was comprised of approximately 45% multi-family residential properties; 27% retail properties; 11% owner occupied office and industrial properties; 17% non-owner occupied office properties and industrial properties. The growth in this portfolio was primarily due to successful marketing.

Home equity loans increased $10.0 million or 10% to $112.9 million in 2001. This increase was due to new originations as a result of successful mass marketing efforts in a low interest rate environment, offset by increased payoffs due to first mortgage loan refinancing.

Residential mortgages decreased $22.6 million or 18% to $105.2 million in 2001. The decrease was primarily due to increased payoffs on the existing portfolio due to refinancings in the decreasing interest rate environment. The decrease was also the result of the company originating $87.9 in mortgage loans in 2001 of which only $16.6 was kept in the Bank’s portfolio. The remaining $71.3 million in originations were sold with servicing released to investors.

Indirect loans increased $5.0 million primarily due to the growth in the Harley Davidson loan portfolio, offset by a decrease in the auto portfolio. The Harley Davidson motorcycle loans were generated in 9 states as part of a national marketing initiative. At December 31, 2001, Harley Davidson loans totaled $19 million as compared to $5.4 million in 2000. The decrease in the auto portfolio was due to increased payoffs, offset by a slight increase in originations over 2000.

Loans by Type

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Commercial loans	$135,966	$146,691	$136,314	$107,557	$108,685
Real estate loans—
Construction, land acquisition and development loans	60,805	102,594	46,082	22,566	41,640
Commercial mortgage loans	245,099	213,689	181,380	158,008	114,373
Residential mortgage loans	100,840	105,168	127,794	120,191	117,438
Home equity loans	123,531	112,877	102,841	85,343	73,149
Indirect vehicle loans(1)	236,120	224,311	219,348	215,364	165,341
Consumer loans(2)	9,731	11,348	11,370	11,189	11,780
Credit card loans	—	5	29	85	213

	$912,092	$916,683	$825,158	$720,303	$632,619
Less:
Unearned discount	11	38	138	334	632
Allowance for loan losses	7,351	6,982	5,682	4,828	4,445

Loans, net	$904,730	$909,663	$819,338	$715,141	$627,542

(1)	Indirect loans represent consumer loans made through a network of new car and motorcycle dealers.
(2)	Included in this amount are student loans, direct automobile loans and check credit loans.

As shown in the previous table, loans secured by real estate comprise the greatest percentage of total loans. Substantially all of the Company’s residential real estate loans are secured by first mortgages, and home equity loans are secured primarily by junior liens or first liens on one-to-four family residences in the Chicago Metropolitan area. Substantially all of the Company’s combined portfolio of residential and home equity loans have loan to value ratios of less than eighty percent of the appraised value. Commercial mortgages and construction, land acquisition and development loans are generally secured by properties in the Chicago Metropolitan area. In 2000 the Bank began to participate in some larger nationally syndicated loans. Syndicated loans totaled $39.3 million at December 31, 2002 and approximately 56% of these loans are to companies headquartered in the Chicago Metropolitan area. There is no concentration of these loans in any specific industry or specific region of the United States.

The following table indicates the remaining contractual maturity distribution of selected loans at December 31, 2002:

Maturity Distribution of Selected Loans

	One year or less (1)	One to five years	Five to ten years	Over ten Years	Total
	(Dollars in thousands)
Commercial loans	$21,837	$67,685	$4,807	$41,637	$135,966
Real estate:
Construction, land acquisition and development loans	49,763	10,604	438	—	60,805
Commercial mortgage loans	22,231	147,390	65,270	10,208	245,099
Residential mortgage loans	1,295	3,069	6,527	89,949	100,840
Home equity loans	11,689	26,233	85,609	—	123,531

	$106,815	$254,981	$162,651	$141,794	$666,241

(1)	Includes demand notes.

The following table indicates, for the loans in the Maturity Distribution table, the amounts due after one year which have fixed and variable interest rates at December 31, 2002:

	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Commercial loans	$28,201	$85,928	$114,129
Real estate:
Construction, land acquisition and development loans	1,280	9,762	11,042
Commercial mortgage loans	130,082	92,786	222,868
Residential mortgage loans	63,539	36,006	99,545
Home equity loans	4,411	107,431	111,842

	$227,513	$331,913	$559,426

Variable rate loans are those on which the interest rate can be adjusted for changes in the Company’s index rate (similar to prime rate), various maturity U.S. Treasury rates, The Wall Street Journal’s published prime rate, LIBOR or the brokers’ call money rate. Certain of the loans classified as variable rate have a fixed rate for a certain period and then adjust after the fixed period expires. Fixed rate loans are those on which the interest rate cannot be changed during the term of the loan.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, historical losses experienced by the industry, value of the underlying collateral and other relevant factors. Loans which are determined to be uncollectible are charged off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance.

The Company’s charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records charge-offs on the basis of management’s ongoing evaluation of collectibility.

The Company records specific valuation allowances on commercial, commercial real estate mortgage and construction loans when a loan is considered to be impaired. A loan is impaired when, based on an evaluation of current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest) pursuant to the original contractual terms. The Company measures impairment based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans, such as residential mortgage, home equity, indirect vehicle and consumer loans, are collectively evaluated for impairment and not subject to impaired loan disclosures. Interest income on impaired loans is recognized using the cash basis method.

The following table summarizes the loan loss experience for each of the last five years.

Summary of Loan Loss Experience

2002	2001	2000	1999	1998
(Dollars in thousands)
Average loans for the year, net of unearned discount and allowance for loan losses	$916,377	$863,681	$772,992	$671,356	$516,980

Allowance for loan losses, beginning of the year	$6,982	$5,682	$4,828	$4,445	$4,329
Charge-offs during the year:
Real estate: (1)
Construction, land acquisition and development loans	(13,963)	—	—	—	—
Home equity loans	—	—	—	(1)	—
Commercial loans	—	(7)	(40)	(357)	—
Indirect vehicle loans	(533)	(304)	(150)	(130)	(31)
Credit card loans	(1)	—	(6)	(32)	(188)
Overdraft loans and uncollected funds	(11)	(3)	(4)	(4)	(458)
Consumer loans	(3)	(9)	(10)	(4)	(52)

Total charge-offs	(14,511)	(323)	(210)	(528)	(729)

Recoveries during the year:
Real estate: (1)
Home equity loans	—	—	—	1	—
Commercial loans	44	—	75	4	11
Indirect vehicle loans	161	41	32	5	20
Credit card loans	22	31	56	61	181
Overdraft loans	1	1	1	—	1
Consumer loans	2	—	—	—	2

Total recoveries	230	73	164	71	215

Net charge-offs during the year	(14,281)	(250)	(46)	(457)	(514)
Provision for loan losses	14,650	1,550	900	840	630

Allowance for loan losses, end of the year	$7,351	$6,982	$5,682	$4,828	$4,445

Ratio of net charge-offs to average loans outstanding	1.54%	.03%	.01%	.07%	.10%
Allowance for loan losses as a percent of loans outstanding, net of unearned discount at end of the year	.81%	.76%	.69%	.67%	.70%
Ratio of allowance for loan losses to nonperforming loans	5.09	x	4.03	x	12.94	x	12.98	x	16.34	x

(1)	There have been no losses or recoveries in the commercial mortgage or residential mortgage loan portfolios over the past five years.

Net charge-offs for 2002 totaled $14,281,000 or 1.54% of average loans, and net charge-offs for 2001 were $250,000 or .03% of average loans. Virtually all net charge-offs for 2002 relate to $13,963,000 charged off on two commercial construction loans. See “Asset Quality” for discussion regarding these construction loans. The remaining charge-offs relate primarily to the Company’s indirect vehicle portfolio. Although net charge-offs as a percent of the average indirect vehicle portfolio increased to .16% in 2002 from .12% in 2001 (largely due to the soft used car market), these ratios are significantly below industry averages.

The Company’s allowance for loan losses as a percent of loans outstanding was .81% at December 31, 2002 as compared to .76% in 2001 and .69% in 2000. The allowance for loan losses is sufficient to provide for probable loan losses based upon management’s evaluation of the risks inherent in the various loan categories. Management believes the allowance for loan losses is at an adequate level.

Management of the Bank prepares a detailed analysis, at least quarterly, reviewing the adequacy of its allowance and, when appropriate, recommends an increase or decrease in its provision for loan losses. The quarterly analysis is broken down into two segments: the allocated portion for specific loans and loan categories and the unallocated portion which is not specifically related to a specific segment of the portfolio.

The analysis to determine the allocated portion of the allowance is again divided into two parts. The first part involves primarily an estimated calculation of losses on potential problem loans on the management watch list and nonperforming loans. Loans on the management watch list are classified as “special mention”, “substandard”, “doubtful”, or “loss”. An asset is classified as substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and worthy of charge-off. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention. The second part involves primarily a calculation of the Bank’s actual net charge-off history (excluding fraud loss) averaged with industry net charge-off history by major loan categories.

In determining the unallocated portion of the reserve, the Bank considers its portfolio composition, loan growth, management capabilities, economic trends, credit concentrations, industry risks, underlying collateral values and the opinions of bank management and involves a higher degree of subjectivity in its determination. Accordingly, because each of these criteria is subject to change, the allocation of the allowance is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. See “Asset Quality” for nonperforming assets and potential problem loans.

In order to identify potential risks in the loan portfolio and determine the necessary provision for loan losses, detailed information is obtained from the following sources:

•	Monthly reports prepared by the Bank’s management and reviewed by the loan committee which contain information on the overall characteristics of the loan portfolio, including delinquencies and nonaccruals, and specific analysis of loans requiring special attention (i.e. “watch lists”);

•	Examinations of the loan portfolio of the Bank by Federal and State regulatory agencies, including Shared National Credit reviews of syndicated loans;

•	Reviews by third-party credit review consultants; and

•	Market valuations on nationally syndicated loans traded in the secondary market.

The following table considers both parts of the analysis discussed above to determine the allocation of the allowance for loan losses by loan type for each of the last five years.

Allocation of Allowance for Loan Losses

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Allocation of allowance for loan losses:

Real estate:
Construction, land acquisition and development loans	$64	$257	$210	$29	$25
Commercial mortgage loans	740	413	83	284	91
Residential mortgage loans	100	56	57	77	75
Home equity loans	47	44	116	49	45
Commercial loans	3,656	1,697	769	428	523
Indirect vehicle loans	1,233	1,241	1,104	793	496
Consumer loans	47	49	53	35	30
Credit card loans	—	5	29	85	213
Unallocated	1,464	3,220	3,261	3,048	2,947

Total allowance	$7,351	$6,982	$5,682	$4,828	$4,445

Percentage of loans to gross loans:

Real estate:
Construction, land acquisition and development loans	6.6%	11.2%	5.6%	3.1%	6.6%
Commercial mortgage loans	26.9	23.3	22.0	22.0	18.1
Residential mortgage loans	11.1	11.5	15.5	16.7	18.6
Home equity loans	13.5	12.3	12.4	11.8	11.5
Commercial loans	14.9	16.0	16.5	14.9	17.2
Indirect vehicle loans	25.9	24.5	26.6	29.9	26.1
Consumer loans	1.1	1.2	1.4	1.6	1.9

	100.0%	100.0%	100.0%	100.0%	100.0%

The allocation for commercial and commercial real estate loans increased from 2001 due to an increase in the level of classification of management’s watch list loans as a result of the economic downturn. The allocation for construction, land acquisition and development loans decreased in spite of a significant charge off in this portfolio (See “Asset Quality”). This decrease is due to a reduction in the portfolio balance and the review of 100% of the commercial construction portfolio performed by a third party in June 2002, which review did not identify any additional losses. In calculating the allocation of allowance for construction loans, the charge off of the apparently fraudulent loan was not considered in the Bank’s historical charge off data due to the isolated nature of the apparent fraud.

Asset Quality

The accrual of interest is discontinued on commercial, real estate and consumer loans when the continuity of contractual principal or interest is deemed doubtful by management or when 90 days or more past due and the loan is not well secured or in the process of collection. Interest income is recorded on these loans only as it is collected. Interest payments on nonaccrual loans may be applied directly to loan principal for accounting purposes.

The following table summarizes the Company’s nonperforming assets.

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonaccruing loans	$821	$1,295	$121	$90	$—
Loans which are past due 90 days or more	623	437	318	282	272

Total nonperforming loans	1,444	1,732	439	372	272
Other real estate owned	7,944	—	—	—	—
Repossessed vehicles	217	146	152	28	68

Total nonperforming assets	$9,605	$1,878	$591	$400	$340

Nonperforming loans to total loans outstanding	.16%	.19%	.05%	.05%	.04%
Nonperforming assets to total assets	.60%	.14%	.05%	.03%	.03%
Nonperforming assets to total capital	8.58%	1.89%	.67%	.50%	.44%

The Company has a participation in a nonaccrual loan on an unfinished hotel construction project in Burr Ridge, Illinois. The project filed a Chapter 11 bankruptcy in September 2001. As of December 31, 2002, the loan had been charged down by $507,000, leaving a remaining balance of $820,000. The property which secured this loan was sold by order of the bankruptcy court in September 2002 for $5.5 million, and the proceeds were deposited with the court. Claims to these proceeds were filed by the two lenders, the mechanics lien claimants, and lawyers. In March 2003, an order was entered by the court approving a signed agreement among all parties and proceeds of approximately $1.3 million were distributed to the Bank.

In May 2002, the Bank discovered an apparent fraud related to a construction loan to build a luxury high rise condominium in Chicago. The Bank filed suit against the developers and certain of its principals and affiliates which included a foreclosure against the property, a collection action on guarantees, and a claim for a scheme to defraud the Bank. Three individuals have also been criminally indicted for conduct relating to the loan. The Bank also filed a claim with the bonding company, which has been denied. The Bank plans to pursue litigation against the bonding company along with certain other potentially responsible parties. No assurances can be given about the likelihood, amount or timing of any recoveries.

In November 2002, by agreement in lieu of foreclosure, the Bank obtained the title to the property and transferred the title to a newly formed Bank subsidiary, West Erie, LLC. West Erie, LLC has negotiated a new guaranteed maximum price contract with the general contractor and has engaged a prominent local developer as a consultant to help complete and market the 24-unit luxury condominium project.

As of November 21, 2002, when title was taken, the property had been written down by $13,456,000 and transferred to “other real estate owned” (OREO) at its estimated net realizable value of $3.606 million. Additional funding to complete the project is expected to approximate $19.1 million, of which $4.338 million was advanced prior to December 31, 2002. The balance in OREO from the project was, therefore, $7.944 million at December 31, 2002. New advances will continue to be capitalized to the balance in OREO. The Company will periodically evaluate the property for potential impairment. If a decline in value exists, an allowance will be established and valuation adjustments will be charged to earnings.

The Bank expects construction will be substantially completed, except for finish selections on the top two floors, by late summer 2003. The repayment of the Bank’s investment in the project is dependent on the strength of the Chicago luxury condominium market. Currently this market has been slowing. Marketing of the units began in January 2003. None of the units have been sold as of March 19, 2003.

Losses on repossessed vehicles are charged off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but rather are classified as “other assets” on the Balance Sheet. The typical holding period for resale of repossessed vehicles has extended to up to 120 days in 2002 from up to 90 days in 2001 due to a weaker used car market. The Bank’s portfolio of repossessed assets increased to $217,000 at December 31, 2002 from $146,000 at December 31, 2001.

In addition to nonperforming assets, there are certain loans in the portfolio which management has identified, through its problem loan identification process, which exhibit a higher than normal credit risk. However, these loans are still considered performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. The Company has potential problem loans classified as either special mention or substandard totaling $23.7 million at December 31, 2002. There were no loans classified as doubtful or loss.

Deposits

At year-end 2002, total deposits were $1.3 billion, an increase of $186.8 million or 17% compared to 2001. This increase was primarily due to a $135.4 million increase in time deposits, which was primarily the result of promotions of the new Advance Interest CD launched late in the first quarter which totaled $151.4 million at December 31, 2002 and an increase in public money from local municipalities. The Advance Interest CD pays interest in advance rather than in arrears; however, interest expense is recognized on these deposits over the life of the CD. Noninterest-bearing demand deposits increased $35.9 million primarily due to treasury management customers. In addition, savings and NOW accounts increased $32.1 million which was the result of successful retail deposit promotions. These increases were offset by a decrease in money market accounts of $16.7 million at year-end 2002. At December 31, 2002, the Bank had $10.1 million in brokered time deposits. There were no brokered deposits at December 31, 2001.

Average deposits for 2002 increased $159.3 million or 16% as compared to 2001. There were increases in all average deposit accounts: a $90.6 million increase in average time deposits; a $28.2 million increase in average money market deposits; an $18.2 million increase in average savings and NOW accounts; and a $22.3 million increase in average noninterest-bearing demand deposits.

Average deposits for 2001 increased $58.1 million or 6% as compared to 2000. The increase in average deposits was primarily due to a $44.0 million increase in average time deposits and a $32.6 million increase in average money market deposits, offset by a $12.5 million decrease in average savings and NOW accounts. In addition, average noninterest-bearing demand deposits decreased $6.0 million in 2001.

Average Deposits and Rate by Type

	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$216,100	—%	$193,778	—%	$199,753	—%
Savings deposits and NOW accounts	144,650	1.18	126,477	2.18	139,014	3.02
Money market accounts	153,379	2.00	125,163	3.32	92,581	4.75
Time deposits	654,877	3.42	564,325	5.41	520,297	6.05

Total	$1,169,006	2.32%	$1,009,743	3.71%	$951,645	4.21%

Borrowings

Short-term borrowings, which include Federal funds purchased; securities sold under agreements to repurchase; Treasury, tax and loan demand notes; and draws on the Company’s line of credit; were $84.6 million at December 31, 2002, decreasing $17.4 million from $102.0 million at the end of 2001. The 2002 decrease was primarily due to decreases in Treasury, tax and loan demand notes and term repurchase agreements. In 2001, short-term borrowings increased to $102.0 million from $83.7 million in 2000, primarily due to increases in Treasury, tax and loan demand notes and in securities sold under agreements to repurchase.

As a member of the Federal Home Loan Bank, the Bank may obtain advances secured by certain of its residential mortgage loans and other assets. The Company continued to utilize the Federal Home Loan Bank advances due to the comparatively favorable terms available. Borrowings increased to $102 million at December 31, 2002 from $86.0 million at December 31, 2001, up 19% due primarily to an increase intended for the buildout of OREO (See “Asset Quality”) . In 2001 total FHLB borrowings increased 6% from $81.0 million at December 31, 2000. Borrowings mature from 2003 to 2008 and bear fixed interest rates ranging from 1.76% to 7.14%. At December 31, 2002, $25 million in FHLB borrowings are callable at the discretion of the FHLB of Chicago. See Note 8 to Item 8 of this Form 10-K for additional information.

At December 31, 2002, the Company has $18 million of Trust Preferred Capital Securities outstanding that were issued as part of two separate Pooled Trust Preferred offerings distributed through institutional private placements. The Trust Preferred Capital Securities are recorded in the Consolidated Financial Statements as long term debt and included as Tier 1 capital for regulatory purposes. Interest on the securities is currently tax deductible. See Note 8 to Item 8 of this Form 10-K for additional discussion.

Capital Resources

One of the Company’s primary objectives is to maintain a strong capital position to warrant the confidence of its customers, shareholders and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. Banking is inherently a risk-taking activity requiring a sufficient level of capital to effectively and efficiently manage these risks. The Company’s capital objectives are to:

•	maintain sufficient capital to support the risk characteristics of the Company and the Bank; and

•	maintain capital ratios which meet and exceed the “well-capitalized” regulatory capital ratio guidelines for the Bank, thereby minimizing regulatory intervention and lowering FDIC assessments.

At December 31, 2002, the Company’s shareholders’ equity totaled $111.9 million. The Company’s and the Bank’s capital ratios not only exceeded minimum regulatory guidelines, but also the FDIC criteria for “well-capitalized” banks. As a result of the Trust Preferred Capital Securities issued in 2002, the Company’s consolidated capital ratios increased. See Note 11 to Item 8 of this Form 10-K for regulatory capital disclosures.

In 2002, cash dividends declared totaled $3,463,000, a 19% increase from 2001. The Company has increased dividends each year over the last twelve years. In 2001, cash dividends declared totaled $2,905,000, a 3% increase from 2000. The dividend payout ratio for 2002 was 32.98%, as compared to 21.29% in 2001, as a result of lower earnings in 2002.

During 2002, the Company did not repurchase any shares of Common Stock. The Company has a stock repurchase program that was authorized on August 31, 2000 which provides for the purchase of up to 200,000 shares (or approximately 3% of outstanding shares) of Common Stock in the open market or through negotiated transactions from time to time depending on market conditions. The stock repurchased is held as treasury stock to be used for general corporate purposes. In 2001, repurchases totaled 50,794 shares at an average cost of $20.38 per share. In January 2002, this program was extended through August 2003. Through December 31, 2002, the Company had repurchased 95,940 shares under this plan at an average price of $17.89 per share, and there are approximately 104,000 shares remaining available to be repurchased under this program.

Branch Expansion

One of the Company’s primary growth strategies is branch expansion in the Chicago Metropolitan area. This form of growth requires a significant investment in nonearning assets during the construction phase. Upon completion, for a time, expenses exceed the income of the branch. While new branches retard short-term earnings, the Company believes its market warrants judicious office additions.

The Company opened its 15th office in Countryside, Illinois in January 2003. The Company began depreciating capitalized costs associated with this branch when the branch was put into service. The Bank expects to open its 16th office in St. Charles, Illinois in September 2003 and to open its 17th office at Graue Mill adjacent to Hinsdale, Illinois in June 2003. The Company anticipates the cost of branch expansion to be approximately $0.08 per share in 2003.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience, projected results and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the policies that govern the allowance for loan losses and the deferred tax assets and liabilities are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections entitled Allowance and Provision for Loan Losses and Income Tax Expense for a detailed description of the Company’s estimation process and methodology related to these policies. In addition, refer to Note 1, Significant Accounting Policies, to Item 8 of this Form 10-K for additional description of the critical accounting policies as well as the other significant accounting policies of the Company.

Condensed Quarterly Earnings Summary

	2002				2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands)
Interest income	$20,925	$21,302	$20,504	$19,836	$21,188	$21,603	$21,777	$21,790
Interest expense	8,491	9,147	8,645	8,836	10,380	11,583	12,414	13,065

Net interest income	$12,434	$12,155	$11,859	$11,000	$10,808	$10,020	$9,363	$8,725
Provision for loan losses	1,100	2,200	10,850	500	500	500	325	225
Other income	4,779	4,198	4,475	3,998	3,848	3,775	3,442	3,377
Other expense	9,390	8,374	9,254	8,723	8,436	8,068	7,837	7,587

Income (loss) before income taxes	$6,723	$5,779	$(3,770)	$5,775	$5,720	$5,227	$4,643	$4,290
Income tax expense (benefit)	1,973	1,662	(1,441)	1,812	1,859	1,637	1,429	1,307

Net Income (loss)	$4,750	$4,117	$(2,329)	$3,963	$3,861	$3,590	$3,214	$2,983

The above quarterly financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

Impact of Pending Accounting Standards

In 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) which supercedes Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The adoption of SFAS No. 146 will have no impact on the Company’s results of operations, financial position or cash flows.

In 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.” This statement amends the disclosure requirements in SFAS 123 and provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. The Company adopted the disclosure provision SFAS No. 148 on December 31, 2002.

In 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”) which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacted for the Company are financial and performance standby letters of credit. The required FIN No. 45 disclosures for 2002 have been incorporated into Note 17 “Commitments and Financial Instruments with Off-Balance Sheet Risk”. The accounting requirements of FIN No. 45 are effective for the Company on January 1, 2003, on a prospective basis. The impact of adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. The adoption of FIN No. 46 is not expected to have any impact on the consolidated financial statements of the Company.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company’s market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; the assessment of the provision and reserve for loan losses; developments pertaining to loan fraud and condominium project discussed above, including, without limitation, construction costs, delays and the strength of the Chicago luxury condominium for sale market;

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

ITEM 7A.    Quantitative And Qualitative Disclosures About Market Risks

See “Interest Rate Sensitivity” in Item 7 of this document.

ITEM 8.    Financial Statements And Supplementary Data

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(Dollars in thousands)
Assets
Cash and due from banks	$61,505	$54,097
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	55,005	56,001
Investment securities:
Securities held-to-maturity, at amortized cost (fair value of $10,685 and $10,509 in 2002 and 2001, respectively)	10,027	10,228
Securities available-for-sale, at fair value	497,458	317,161

Total investment securities	507,485	327,389
Loans, net of unearned discount	912,081	916,645
Less-allowance for loan losses	(7,351)	(6,982)

Net loans	904,730	909,663
Other real estate owned	7,944	—
Premises and equipment, net	26,530	23,466
Other assets	34,297	15,935

Total Assets	$1,597,496	$1,386,551

Liabilities and Shareholders’ Equity
Noninterest-bearing demand deposits	$247,806	$211,939
Interest-bearing deposits:
Savings deposits and NOW accounts	168,288	136,156
Money market accounts	149,671	166,339
Time deposits:
Under $100,000	331,694	293,302
$100,000 and over	367,272	270,230

Total interest-bearing deposits	1,016,925	866,027

Total deposits	1,264,731	1,077,966
Federal funds purchased, securities sold under agreements to repurchase and other short term debt	71,602	82,013
Treasury, tax and loan demand notes	13,035	20,000
Federal Home Loan Bank borrowings	102,000	86,000
Trust Preferred Capital Securities	18,000	6,000
Other liabilities	16,186	15,020

Total Liabilities	1,485,554	1,286,999

Shareholders’ Equity:
Preferred stock, no par value, authorized—100,000 shares, issued — none	—	—
Common Stock, $2 par value, authorized—16,000,000 shares in 2002 and 2001, issued—7,283,256 shares in 2002 and 2001, outstanding—6,334,141 shares in 2002 and 6,310,631 shares in 2001	14,567	14,567
Surplus	11,869	11,878
Accumulated other comprehensive income, net of tax	8,523	3,437
Retained earnings	88,374	81,336
Less cost of shares in treasury, 949,115 common shares in 2002 and 972,625 common shares in 2001	(11,391)	(11,666)

Total Shareholders’ Equity	111,942	99,552

Total Liabilities and Shareholders’ Equity	$1,597,496	$1,386,551

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands except per share amounts)
Interest income:
Interest and fees on loans	$58,907	$65,202	$60,450
Interest on securities:
U.S. Treasury and Government agencies	18,767	14,988	18,031
Obligations of states and political subdivisions	2,053	2,958	2,979
Other securities	1,839	1,332	888
Interest on Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	1,001	1,878	1,835

Total interest income	82,567	86,358	84,183
Interest expense:
Interest on savings deposits and NOW accounts	1,710	2,751	4,201
Interest on money market accounts	3,062	4,157	4,400
Interest on time deposits	22,380	30,558	31,465
Interest on Federal funds purchased, securities sold under agreements to repurchase and other short term debt	1,411	3,491	5,405
Interest on Treasury, tax and loan demand notes	185	637	1,019
Interest on Federal Home Loan Bank borrowings	5,390	5,206	4,286
Interest on Trust Preferred Capital Securities	981	642	202

Total interest expense	35,119	47,442	50,978

Net interest income	47,448	38,916	33,205
Provision for loan losses	14,650	1,550	900

Net interest income after provision for loan losses	32,798	37,366	32,305

Other income:
Service charges on deposit accounts	7,376	6,032	4,671
Investment management and trust fees	1,701	1,429	1,144
Merchant credit card processing fees	4,813	3,777	2,552
Gain on mortgages sold, net of commissions	814	643	177
Income from revenue sharing agreement	450	900	900
Other operating income	1,982	1,402	1,020
Investment securities gains, net	314	259	18

Total other income	17,450	14,442	10,482
Other expenses:
Salaries and employee benefits	19,610	18,810	16,171
Occupancy expense	2,188	2,035	1,797
Equipment expense	1,870	1,991	1,822
Data processing	1,727	1,488	1,217
Professional fees	1,766	766	585
Postage, stationery and supplies	1,116	963	869
Advertising and business development	1,641	1,390	1,356
Merchant credit card interchange expense	3,717	2,993	1,942
Other operating expenses	2,106	1,492	1,358

Total other expenses	35,741	31,928	27,117

Income before income taxes	14,507	19,880	15,670
Income tax expense	4,006	6,232	4,621

Net income	$10,501	$13,648	$11,049

Basic earnings per share	$1.66	$2.16	$1.72

Diluted earnings per share	$1.61	$2.12	$1.70

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Surplus	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value
	(Dollars in thousands except share amounts)
Balance at December 31, 1999	7,283,256	$14,567	$11,985	$(1,245)	$62,356	$(7,664)	$79,999

Comprehensive income, net of tax
Net income					11,049		11,049
Unrealized holding gain during the period of $2,667, net of reclassification adjustment for realized gain included in net income of $12				2,655			2,655

Total comprehensive income							13,704
Dividends declared					(2,812)		(2,812)
Exercise of stock options (including tax benefit)			(136)			723	587
Purchase of treasury stock (253,500 common shares)						(3,872)	(3,872)

Balance at December 31, 2000	7,283,256	$14,567	$11,849	$1,410	$70,593	$(10,813)	$87,606

Comprehensive income, net of tax
Net income					13,648		13,648
Unrealized holding gain during the period of $2,198, net of reclassification adjustment for realized gain included in net income of $171				2,027			2,027

Total comprehensive income							15,675
Dividends declared					(2,905)		(2,905)
Exercise of stock options (including tax benefit)			29			182	211
Purchase of treasury stock (50,794 common shares)						(1,035)	(1,035)

Balance at December 31, 2001	7,283,256	$14,567	$11,878	$3,437	$81,336	$(11,666)	$99,552

Comprehensive income, net of tax
Net income					10,501		10,501
Unrealized holding gain during the period of $5,293, net of reclassification adjustment for realized gain included in net income of $207				5,086			5,086

Total comprehensive income							15,587
Dividends declared					(3,463)		(3,463)
Issuance of notes receivable on exercised options			(300)				(300)
Issuance of common stock for employee stock purchase plan			61			41	102
Exercise of stock options (including tax benefit)			230			234	464

Balance at December 31, 2002	7,283,256	$14,567	$11,869	$8,523	$88,374	$(11,391)	$111,942

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$10,501	$13,648	$11,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,337	2,471	2,220
Discount accretion	(511)	(931)	(856)
Premium amortization	779	806	1,113
Provision for loan losses	14,650	1,550	900
Deferred taxes	(631)	(570)	(111)
Investment securities gains, net	(314)	(259)	(18)
Proceeds from sale of Broadview property	—	300	—
Gain on sale of Broadview property	—	(172)	—
Decrease from revenue sharing agreement	(28)	(97)	(3)
Origination of real estate loans for sale	(76,250)	(75,615)	(15,832)
Proceeds from sale of real estate loans originated for sale	80,303	71,301	16,059
Gain on sale of mortgage loans originated for sale	(1,280)	(965)	(264)
FHLB stock dividend	(312)	(413)	(310)
Increase in other assets	(3,347)	(62)	(2,550)
(Decrease) increase in other liabilities	(2,054)	1,811	200

Net cash provided by operating activities	23,843	12,803	11,597
Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(5,193)	(1,800)	(32,769)
Proceeds from maturities, calls and paydowns	5,402	13,598	29,179
Securities available-for-sale:
Purchases	(427,543)	(128,389)	(46,549)
Proceeds from maturities, calls and paydowns	154,024	83,125	53,234
Proceeds from sales	102,509	29,932	29,620
Increase in loans	(16,096)	(86,596)	(105,060)
Purchases of premises and equipment, net	(5,388)	(2,942)	(3,526)
Investment in bank owned life insurance	(15,000)	—	—
Additional capitalized costs of other real estate owned	(4,338)	—	—

Net cash used in investing activities	(211,623)	(93,072)	(75,871)
Cash flows from financing activities:
Increase (decrease) in noninterest-bearing demand deposits	35,867	(9,613)	25,309
Increase in interest-bearing deposit accounts	150,898	109,353	58,845
(Decrease) increase in short term borrowing obligations	(17,376)	18,306	(14,301)
Proceeds from FHLB borrowings	21,000	5,000	23,000
Repayment of FHLB borrowings	(5,000)	—	(5,000)
Proceeds from Trust Preferred Capital Securities	12,000	—	6,000
Purchase of treasury stock	—	(1,035)	(3,872)
Exercise of stock options	464	211	587
Issuance of notes receivables on exercised options	(300)	—	—
Issuance of common stock for employee stock purchase plan	102	—	—
Cash dividends	(3,463)	(2,905)	(2,812)

Net cash provided by financing activities	194,192	119,317	87,756

Net increase in cash and cash equivalents	6,412	39,048	23,482
Cash and cash equivalents at beginning of year	110,098	71,050	47,568

Cash and cash equivalents at end of year	$116,510	$110,098	$71,050

Supplemental disclosures:
Interest paid	$40,097	$48,965	$53,318
Income taxes paid	5,000	6,365	4,175
Transfer of securities to available-for-sale from held-to-maturity	—	76,131	—
Transfer of loan to other real estate owned	3,606	—	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of First Oak Brook Bancshares, Inc. (the Company) and its wholly-owned subsidiaries, Oak Brook Bank (the Bank), FOBB Statutory Trust I and FOBB Statutory Trust II. Also included are the accounts of Oak Real Estate Development Corporation and West Erie, LLC, wholly owned subsidiaries of the Bank. All intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry.

The Company, through the Bank, operates in a single segment engaging in general retail and commercial banking business, primarily in the Chicago Metropolitan area. The services offered include demand, savings and time deposits, corporate treasury management services, merchant credit card processing, commercial lending products such as commercial loans, construction loans, mortgages and letters of credit, and personal lending products such as residential mortgages, home equity lines and vehicle loans. The Bank has a full service investment management and trust department.

The Bank formed a wholly-owned real estate subsidiary in 2002, West Erie, LLC, for the sole purpose of developing and selling a luxury condominium project in Chicago acquired by the Bank by agreement in lieu of foreclosure. The subsidiary has a construction loan with the Bank to fund the development of the property. See Note 6 to the financial statements for further discussion.

The Company formed a wholly-owned subsidiary in 2002, FOBB Statutory Trust II, for the sole purpose of participating in a Pooled Trust Preferred Program. See Note 8 to the financial statements for further discussion regarding this program.

Use of Estimates:    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Securities:    Securities are classified as held-to-maturity, available-for-sale or trading at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. All other securities are classified as available-for-sale and stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. The Company does not carry any securities for trading purposes.

The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums to the earlier of maturity or call date, and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. The cost of a security sold is based on the specific identification method.

Loans:    Loans are carried at the principal amount outstanding, net of unearned discount, including certain net deferred loan origination fees. Residential real estate loans that are originated for sale are carried at lower of aggregate cost or market and are typically sold within 60 days. Interest income on loans is accrued based on principal amounts outstanding.

Loan Fees and Related Costs:    Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loan’s yield over the contractual life or the estimated life of the loan using the level-yield method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses:    The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, historical losses experienced by the industry, value of the underlying collateral and other relevant factors. Loans which are determined to be uncollectible are charged off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance.

The Company’s charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records commercial loan charge-offs on the basis of management’s ongoing evaluation of collectibility. Consumer loans are charged off at the earlier of the time management can quantify a loss or when the loan becomes 180 days past due with the exception of a pending insurance claim or the pending resolution of a Chapter 13 bankruptcy payment plan.

The Company records specific valuation allowances on commercial, commercial mortgage and construction loans when a loan is considered to be impaired. A loan is impaired when, based on an evaluation of current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest) pursuant to the original contractual terms. The Company measures impairment based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans, such as residential mortgage, home equity, indirect vehicle and consumer loans, are collectively evaluated for impairment. Interest income on impaired loans is recognized using the cash basis method.

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

Other Real Estate Owned:    Other real estate owned is initially recorded at the net realizable value at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and an allowance for losses will be established through a charge to operations if the carrying value of a property exceeds its net realizable value.

Brokered Deposits:    The Company utilizes brokered deposits as a liquidity and asset liability management tool in the normal course of business. Upon issuance of brokered deposits, the Company recognizes a deferred broker commission that reflects the fees paid to brokers for raising the funds in the retail market. The deferred broker commissions are amortized to interest expense as an adjustment to the brokered deposit yield over its contractual maturity.

Derivative Financial Instruments:    The Company accounts for derivative financial instruments according to Statement of Financial Accounting Standard (SFAS) No. 133 “Accounting for Derivative Instruments and Related Hedging Activities” and its related amendments. All derivatives are recognized on the Balance Sheets at fair value, with changes in fair value recorded through earnings or other comprehensive income depending on whether certain hedge criteria are met. Option premium generated from covered call transactions is recorded in other income when received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation:    The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Comprehensive Income:    Comprehensive income consists of net income and the change in net unrealized gains (losses) on available-for-sale securities and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

Cash and Cash Equivalents:    For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks with original maturities of 90 days or less.

Reclassifications:    Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to their 2002 presentation.

New Accounting Standards:    The Company adopted SFAS No. 141, “Business Combinations” (SFAS No. 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) on January 1, 2002. SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets required in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. As the Company has no recorded goodwill, the adoption of SFAS No. 141 and SFAS No. 142 had no impact on the financial position or results of operation of the Company.

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Term Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” as well as the accounting and reporting of the Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and “primary-asset” approach to estimate cash flows in testing for impairment of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002 and upon adoption, this pronouncement did not have an impact on the consolidated financial statements of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) which supercedes Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The adoption of SFAS No. 146 will have no impact on the Company’s results of operations, financial position or cash flows.

In 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.” This statement amends the disclosure requirements in SFAS No. 123 and provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. The Company adopted the disclosure provision SFAS No. 148 on December 31, 2002.

In 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”) which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacted for the Company are financial and performance standby letters of credit. The required FIN No. 45 disclosures for 2002 have been incorporated into Note 17 “Commitments and Financial Instruments with Off-Balance Sheet Risk”. The accounting requirements of FIN No. 45 are effective for the Company on January 1, 2003, on a prospective basis. The impact of adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. The adoption of FIN No. 46 is not expected to have any impact on the consolidated financial statements of the Company.

Note 2. Cash and Due From Banks

Cash and due from banks include reserve balances that the Bank is required to maintain in either vault cash or with the Federal Reserve Bank of Chicago. These required reserves are based principally on deposits outstanding. The average reserves required for 2002 and 2001 were $1,899,000 and $1,047,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Investment Securities

The aggregate amortized cost and fair value of securities, and gross unrealized gains and losses at December 31 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
2002
Securities available-for-sale:
U.S. Treasury	$26,488	$316	$(368)	$26,436
U.S. Government agencies	370,742	11,570	(38)	382,274
Agency mortgage-backed securities	4,761	118	(37)	4,842
Agency collateralized mortgage obligations	301	34	—	335
Obligations of states and political subdivisions	31,004	1,882	—	32,886
Corporate and other securities	50,016	730	(61)	50,685

Total securities available-for-sale	$483,312	$14,650	$(504)	$497,458

Securities held-to-maturity:
Agency mortgage-backed securities	$269	$8	$—	$277
Obligations of states and political subdivisions	9,258	650	—	9,908
Corporate and other securities	500	—	—	500

Total securities held-to-maturity	$10,027	$658	$—	$10,685

2001
Securities available-for-sale:
U.S. Treasury	$15,947	$614	$—	$16,561
U.S. Government agencies	230,177	3,879	(30)	234,026
Agency mortgage-backed securities	7,388	90	(41)	7,437
Agency collateralized mortgage obligations	300	4	—	304
Obligations of states and political subdivisions	36,982	1,013	(159)	37,836
Corporate and other securities	21,158	395	(556)	20,997

Total securities available-for-sale	$311,952	$5,995	$(786)	$317,161

Securities held-to-maturity:
Agency mortgage-backed securities	$775	$18	$—	$793
Obligations of states and political subdivisions	8,953	262	(18)	9,197
Corporate and other securities	500	19	—	519

Total securities held-to-maturity	$10,228	$299	$(18)	$10,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon adoption of SFAS No. 133 on January 1, 2001, the Company reclassified held-to-maturity securities with a carrying value of $76,131,000 to available-for-sale securities with a fair value of $77,366,000.

At December 31, 2002, corporate and other securities include $20,563,000 in Trust Preferred Capital Securities; $2,644,000 in corporate bonds; $1,117,000 in equity securities; $6,361,000 in Federal Home Loan Bank (FHLB) of Chicago stock; $15,000,000 in Federated Government mutual fund investments; and $5,000,000 in Fannie Mae Variable Rate Series J Perpetual Preferred stock.

The amortized cost and fair value of investment securities at December 31, 2002, by contractual maturity, are shown below. Agency mortgage-backed securities and collateralized mortgage obligations are presented in the table based on their estimated average lives, which will differ from contractual maturities due to principal prepayments. Actual maturities of the securities may differ from that reflected in the table due to securities with call features. Such securities are assumed to be held to contractual maturity for maturity distribution purposes.

Included in the available-for-sale category due in one year or less are the Federated Government mutual funds as these securities can be redeemed with a one day notice. Other securities with no stated maturity date include equity securities, FHLB stock and Fannie Mae Preferred Stock.

	December 31, 2002
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Due in one year or less	$39,102	$39,358
Due after one year through five years	142,386	146,556
Due after five years through ten years	256,173	265,129
Over ten years	33,195	33,937
Other securities with no stated maturity date	12,456	12,478

	$483,312	$497,458

Securities held-to-maturity:
Due in one year or less	$864	$879
Due after one year through five years	4,729	5,071
Due after five years through ten years	4,361	4,655
Over ten years	73	80

	$10,027	$10,685

At December 31, 2002, investment securities with a book value of $429,162,000 were pledged as collateral to secure certain deposits, securities sold under agreements to repurchase and FHLB borrowings.

Proceeds from sales of available-for-sale investments in debt and equity securities during 2002, 2001 and 2000 were $102,509,000, $29,932,000 and $29,620,000, respectively. Gross gains of $547,000 and gross losses of $233,000 were realized in 2002. Gross gains of $259,000 and no losses were realized in 2001. Gross gains of $388,000 and gross losses of $370,000 were realized in 2000. Included in the gains in 2000 is a gain of $254,000 from the revaluation of stock received in the exchange of the Company’s privately held shares of its former ATM network for publicly traded shares of the acquiring company.

Periodically, the Company will sell options to a bank or dealer for the right to purchase certain treasury or agency securities held within the Bank’s investment portfolio. These covered call option transactions are designed primarily as a yield enhancement to increase the total return associated with holding these securities as earning assets. The option premium income generated by these transactions is recognized as other noninterest income. There were no call options outstanding as of December 31, 2002 or 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Loans

Loans outstanding at December 31 follow:

	2002	2001
	(Dollars in thousands)
Commercial loans	$135,966	$146,691
Real estate loans—
Construction, land acquisition and development	60,805	102,594
Commercial mortgage	245,099	213,689
Residential mortgage	100,840	105,168
Home equity	123,531	112,877
Indirect vehicle loans	236,120	224,311
Consumer loans	9,731	11,353

Total loans	912,092	916,683
Less unearned discount	(11)	(38)

Loans, net of unearned discount	$912,081	$916,645

The Company originates commercial, real estate and consumer loans primarily within the Chicago Metropolitan area. The Bank also participates in some larger nationally syndicated loans for companies outside of the Chicago area; however, there is no concentration of these loans in any other region of the United States. Generally, real estate and consumer loans are secured by various items of property such as real estate, automobiles, motorcycles and cash collateral.

The commercial loan portfolio is substantially secured by business assets. The commercial loan portfolio included nationally syndicated loans with a balance of $39,285,000 and $51,836,000 at December 31, 2002 and 2001, respectively.

The Company’s construction, land acquisition and development loans are comprised of approximately 36% construction of 1 – 4 family detached homes, condominiums and townhomes in the Chicago area; 29% retail developments; 33% multi-family residential projects; 1% hotel properties; and 1% industrial properties.

The Company’s commercial real estate portfolio is comprised of approximately 43% multi-family residential properties; 27% retail properties; 18% owner occupied office and industrial properties; and 12% non-owner occupied office and industrial properties.

The Company’s indirect loan portfolio has two components: auto loans, substantially all of which were generated from Chicago Metropolitan area auto dealers; and Harley Davidson motorcycle loans, approximately 41% of which were generated from Illinois dealers and the remainder of which were originated from eight additional states as part of a national marketing initiative. Harley Davidson motorcycle loans total $29,552,000 and $19,013,000 at December 31, 2002 and 2001, respectively. Management continually monitors the dealer relationships to ensure the Company is not dependent on any one dealer as a source of such loans. The Company does not have any sub-prime loan programs.

Loans secured by residential real estate are expected to be paid by the borrowers’ cash flows or proceeds from the sale or refinancing of the underlying real estate. Such loans are primarily secured by real estate within the Chicago Metropolitan area. Performance of these loans may be affected by conditions influencing the local economy and real estate market. Primarily all of the Company’s combined portfolio of residential mortgages and home equity loans have loan to value ratios at or below eighty percent of the appraised value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance of residential mortgage loans includes loans held for sale of $2,975,000 and $5,749,000, at December 31, 2002 and 2001, respectively. These loans are typically sold servicing released within 60 days of origination.

An analysis of the allowance for loan losses follows:

	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$6,982	$5,682	$4,828
Provision for loan losses	14,650	1,550	900
Recoveries	230	73	164
Charge-offs	(14,511)	(323)	(210)

Balance at end of year	$7,351	$6,982	$5,682

The Company had $821,000 and $1,295,000 of nonaccrual loans at December 31, 2002 and 2001, respectively. Included in the nonaccrual balance at December 31, 2002 was one loan for $820,000 that was classified as impaired. The same loan was also considered impaired at December 31, 2001. The average balance of impaired loans was $8,794,000, $555,000 and $16,000 for 2002, 2001 and 2000, respectively, which includes the balance of a loan considered impaired during the year that was transferred to Other Real Estate Owned prior to year end. See Note 6 for further discussion. The Company did not recognize any interest income associated with impaired loans while the loans were considered impaired during 2002, 2001 or 2000. If interest had been accrued at its original rate, such income would have approximated $1,043,000 in 2002, $106,000 in 2001 and $2,000 in 2000.

Note 5.    Premises and Equipment

A summary of premises and equipment at December 31 follows:

	2002	2001
	(Dollars in thousands)
Land	$6,431	$4,491
Buildings and improvements	23,896	20,905
Construction in process	572	1,478
Leasehold improvements	1,042	1,028
Data processing equipment, office equipment and furniture	16,635	15,772

	48,576	43,674
Less accumulated depreciation and amortization	(22,046)	(20,208)

Premises and equipment, net	$26,530	$23,466

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into a number of noncancellable operating lease agreements for certain of its subsidiary bank’s office premises. The minimum annual net rental commitments under these leases, which extend until 2013, are as follows:

(Dollars in thousands)
2003	$370
2004	398
2005	377
2006	377
2007	379
2008 and thereafter	944

$2,845

Total rental expense for 2002, 2001, and 2000 was approximately $401,000, $395,000 and $223,000 respectively, which included payment of certain occupancy expenses as defined in the lease agreements.

The Company’s aggregate future minimum net rentals to be received under noncancellable leases from third party tenants which expire from now through 2006 are as follows:

(Dollars in thousands)
2003	$267
2004	181
2005	186
2006	175

$809

The Company also receives reimbursement from its tenants for certain occupancy expenses including taxes, insurance and operational expenses, as defined in the lease agreements.

Note 6.    Other Real Estate Owned

At December 31, 2002, the Bank has other real estate owned (OREO) with a balance of $7,944,000 recorded at the lower of cost or estimated net realizable value of the collateral.

The OREO represents a project in Chicago to construct a 24 unit luxury condominium building. The title to the property is held by a wholly owned subsidiary of the Bank, West Erie, LLC. The Bank has granted a construction loan to West Erie, LLC to fund the development of the condominium project. The loan balance (which equals the OREO balance) and related accrued interest are eliminated in consolidation.

The project was transferred to OREO at the estimated net realizable value of $3,606,000. Additional funding to complete the project is expected to approximate $19.1 million, of which $4,338,000 was advanced prior to December 31, 2002. The Bank expects construction will be substantially completed, except for finish selections on the top two floors, by late summer, 2003. The Company will periodically evaluate the property for potential impairment. If a decline in valuation exists, an allowance will be established and valuation adjustments will be charged to earnings. There was no OREO at December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Deposits

As of December 31, 2002, the scheduled maturities of time deposits are as follows:

Maturity Distribution of Time Deposits

(Dollars in thousands)
2003	$614,186
2004	40,092
2005	33,732
2006	2,005
2007	8,865
2008 and thereafter	86

Total	$698,966

Included in maturities for 2005 are brokered time deposits with a balance of $10,095,000. There were no brokered time deposits at December 31, 2001.

Note 8.    Borrowings

The Company’s borrowings at December 31, 2002 and 2001 consisted of short term borrowings, Federal Home Loan Bank (FHLB) borrowings and Trust Preferred Capital Securities.

Short term borrowings consist of Federal funds purchased; securities sold under agreements to repurchase (repos); Treasury, tax and loan demand notes; and draws on the Company’s revolving line of credit.

Information related to short-term borrowings at December 31 is summarized as follows:

	2002	2001	2000
	(Dollars in thousands)
Securities sold under agreements to repurchase	$71,602	$80,788	$71,967
Federal funds purchased	—	—	—
Treasury, tax and loan demand notes	13,035	20,000	11,740
Draws on line of credit	—	1,225	—

Total	$84,637	$102,013	$83,707

Average during the year	$94,350	$96,675	$109,053
Maximum month-end balance	218,099	192,702	182,026
Average rate at year-end	1.35%	2.68%	5.75%
Average rate during the year	1.69%	4.27%	5.89%

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

The Company has a revolving line of credit arrangement with an unaffiliated third party bank for $15 million which matures on April 1, 2003 and is expected to be renewed annually. Each draw has various terms. There was no outstanding balance on this line at December 31, 2002 and a balance of $1,225,000 at December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank fixed rate borrowings at December 31:

	2002		2001
Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)
September 25, 2002	$—	—	$5,000	6.41
February 5, 2003	1,000	5.59	1,000	5.59
February 19, 2003	10,000	5.84	10,000	5.84
October 30, 2003	5,000	1.76	—	—
November 20, 2003	1,500	5.43	1,500	5.43
November 24, 2003	8,000	6.50	8,000	6.50
January 7, 2004	6,000	5.49	6,000	5.49
February 9, 2004	5,000	6.76	5,000	6.76
November 1, 2004	5,000	2.24	—	—
February 7, 2005	1,500	5.74	1,500	5.74
February 19, 2005	10,000	5.97	10,000	5.97
March 21, 2005 (1)	5,000	6.53	5,000	6.53
March 21, 2005 (2)	5,000	6.20	5,000	6.20
March 21, 2005	5,000	7.14	5,000	7.14
May 3, 2005	6,000	4.37	—	—
October 31, 2005	5,000	2.75	—	—
February 5, 2007	2,000	5.83	2,000	5.83
January 12, 2008 (3)	15,000	5.23	15,000	5.23
February 19, 2008	6,000	6.04	6,000	6.04

Total/Average rate	$102,000	5.34%	$86,000	6.01%

(1)	Callable beginning March 20, 2003 and quarterly thereafter.
(2)	Callable March 20, 2003 and quarterly thereafter.
(3)	Callable January 12, 2003.

Callable borrowings have the potential to be called in whole or in part at the discretion of the FHLB.

The Bank has entered into a collateral pledge agreement whereby the Bank has agreed to keep on hand, at all times, free of all other pledges, liens, and encumbrances, a portfolio of first mortgage residential loans as collateral for the outstanding borrowings from the FHLB. In addition, the Bank specifically pledged certain multi-family loans and agency securities to the FHLB which increases the Company’s borrowing capacity. All stock in the FHLB, totaling $6,361,000 and $6,056,000 at December 31, 2002 and 2001, respectively, is pledged as additional collateral for these borrowings.

At December 31, 2002, the Company has $18 million of Trust Preferred Capital Securities outstanding that were issued as part of two separate Pooled Trust Preferred offerings distributed through institutional private placements. The Trust Preferred Capital Securities are recorded in the consolidated financial statements as long term debt and included as Tier 1 capital for regulatory purposes. Interest on the securities is currently tax deductible. Terms of the two specific issues are detailed below.

In June 2002, the Company issued $12 million of Trust Preferred Capital Securities as part of a $520 million Pooled Trust Preferred offering distributed in an institutional private placement. The securities bear a variable interest rate of 90-day LIBOR plus 3.45%, currently 4.85%, mature on June 26, 2032, and are non-callable for 5 years. Of the $12 million in proceeds, $8 million was invested as additional capital in the Bank, and the remainder has been retained by the Company for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2000, the Company issued $6 million of Trust Preferred Capital Securities as part of a $300 million Pooled Trust Preferred offering distributed in an institutional private placement. The securities bear an interest rate of 10.6%, mature on September 15, 2030, and are non-callable for 10 years, after which the securities have a declining 10 year premium call.

Note 9.    Income Taxes

The components of income tax expense for the years ended December 31 follow:

	2002	2001	2000
	(Dollars in thousands)
Current provision	$4,637	$6,802	$4,732
Deferred benefit	(631)	(570)	(111)

Total income tax expense	$4,006	$6,232	$4,621

The net deferred tax assets at December 31 consisted of the following:

	2002	2001
	(Dollars in thousands)
Gross deferred tax assets:
Book over tax loan loss reserve	$2,916	$2,770
Revenue sharing agreement	—	154
Retirement plan	462	466
Deferred compensation plans	783	749
State net operating loss carryforward	204	—
Other, net	19	17

Total gross deferred tax assets	4,384	4,156
Less valuation allowance	(204)	—

Deferred tax assets	4,180	4,156
Gross deferred tax liabilities:
Unrealized gains on securities available-for-sale	5,612	1,771
Accretion of discount on securities	218	188
Depreciation	613	699
Book over tax basis of land	273	273
FHLB stock dividends	469	334
Deferred loan costs	666	61
Other, net	200	229

Total gross deferred tax liabilities	$8,051	$3,555

Net deferred tax asset (liability)	$(3,871)	$601

At December 31, 2002, the Company has a state net operating loss carry forward of approximately $4,363,000 that will expire in 2022. Realization of deferred tax assets is dependent upon the generation of future taxable income by the Company within the allowable net operating carry forward period. In consideration of net losses incurred, management has provided a valuation allowance to reduce the net carrying value of deferred tax assets. The amount of this valuation allowance is subject to adjustment by management in future periods based upon its assessment of evidence supporting the degree of probability that deferred tax assets will be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rates for 2002, 2001, and 2000 were 27.6%, 31.3%, and 29.5%, respectively. Income tax expense was less than the amount computed by applying the Federal statutory rate of 35% for 2002, 2001 and 2000 due to the following:

	Years ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Tax expense at statutory rate	$5,077	$6,958	$5,486
Increase (decrease) in taxes resulting from:
Income from obligations of states and political subdivisions and certain loans not subject to Federal income taxes	(675)	(948)	(917)
State income taxes	—	76	(39)
Effect of marginal tax rate	(100)	—	(100)
Bank owned life insurance	(64)	—	—
Other miscellaneous, net	(232)	146	191

Total income tax expense	$4,006	$6,232	$4,621

Note 10.    Shareholders’ Equity

At December 31, 2002, the Company has reserved for issuance 749,607 shares of Common Stock for the Stock Option Plan and 25,000 shares for the Deferred Directors’ Stock Plan.

Payment of dividends by the Bank is subject to both Federal and state banking laws and regulations that limit the amount of dividends that can be paid by the bank without prior regulatory approval. At December 31, 2002, $22,001,000 of undistributed earnings was available for the payment of dividends by the subsidiary bank without prior regulatory approval.

Note 11.    Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Regulations require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital, minimum ratios of total and Tier 1 capital to risk-weighted assets, and a minimum ratio of Tier 1 capital to average assets to ensure capital adequacy. Management believes, as of December 31, 2002 and 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and the Bank’s actual capital amounts and ratios are presented in the following table. As of December 31, 2002 and 2001, the most recent regulatory notification categorized the Bank as well capitalized. At December 31, 2002, there are no conditions or events since that notification that management believes have changed the institution’s category.

	Actual		Capital Required To Be
			Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Consolidated	$128,770	11.73%	$87,795	8%	$109,744	10%
Oak Brook Bank	121,956	11.16	87,429	8	109,286	10
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$121,419	11.06%	$43,898	4%	$65,846	6%
Oak Brook Bank	114,605	10.49	43,714	4	65,572	6
Tier 1 Capital (to Average Assets)
Consolidated	$121,419	7.74%	$62,735	4%	$78,418	5%
Oak Brook Bank	114,605	7.33	62,558	4	78,198	5

As of December 31, 2001:
Total Capital (to Risk Weighted Assets)
Consolidated	$109,096	10.72%	$81,436	8%	$101,796	10%
Oak Brook Bank	112,481	11.07	81,319	8	101,649	10
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$102,114	10.03%	$40,718	4%	$61,077	6%
Oak Brook Bank	105,499	10.38	40,660	4	60,990	6
Tier 1 Capital (to Average Assets)
Consolidated	$102,114	7.42%	$55,085	4%	$68,856	5%
Oak Brook Bank	105,499	7.67	55,018	4	68,772	5

Note 12.    Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Net income	$10,501,000	$13,648,000	$11,049,000

Denominator for basic earnings per share-weighted average shares outstanding	6,336,425	6,332,600	6,432,411
Effect of dilutive securities:
Stock options issued to employees and directors	173,966	108,696	72,714

Denominator for diluted earnings per share	6,510,391	6,441,296	6,505,125

Earnings per share:
Basic	$1.66	$2.16	$1.72
Diluted	$1.61	$2.12	$1.70

Weighted average options outstanding that were not included in the denominator for diluted earnings per share totaled 4,524 for 2002; 8,000 for 2001; and 197,833 for 2000 because their effect would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Contingencies

The Company and the Bank are not subject to any material pending or threatened legal actions as of December 31, 2002.

The Company was a party to a revenue sharing agreement in connection with the sale in 1997 of the Company’s credit card portfolio. Under this agreement, the Company shared the revenue from the sold portfolio for each of the five twelve month periods beginning July, 1997, subject to a maximum annual payment of $900,000. Income recognized in accordance with the revenue sharing agreement amounted to $450,000 in 2002 and $900,000 in 2001 and 2000. This agreement expired on June 30, 2002.

Note 14.    Stock-Based Compensation

The Company has a nonqualified stock option plan for officers and directors. Options may be granted at a price not less than the market value on the date of grant, are subject to various vesting schedules and are exercisable, in part, beginning on the date of grant and no later than ten years from the date of grant. No compensation expense was recognized in the financial statements with respect to this plan.

A summary of the Company’s stock option activity, and related information for the years ended December 31 follows:

	2002		2001		2000
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the year	485,550	$14.23	451,850	$13.65	500,326	$12.40
Granted	93,821	27.64	63,300	18.20	46,100	16.10
Exercised	(20,401)	20.08	(15,680)	10.19	(73,175)	5.94
Forfeited	(5,459)	21.00	(13,920)	18.00	(21,401)	16.25

Outstanding at the end of the year	553,511	$16.22	485,550	$14.23	451,850	$13.65

Exercisable at the end of the year	386,511	$13.44	334,910	$12.51	288,820	$11.49

Exercise prices for options outstanding as of December 31, 2002 ranged from $7.47 to $34.00 per share.

Using a range of exercise prices, the following table summarizes the number and weighted-average exercise price for options outstanding and separately for options exercisable. In addition, weighted-average contractual life is disclosed on options outstanding at December 31, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 7.47 – 13.00	231,350	2.9 years	$9.90	231,350	$9.90
13.01 – 19.00	194,660	6.8	17.75	117,425	17.84
19.01 – 25.00	46,001	5.4	21.32	37,736	21.46
25.01 – 34.00	81,500	9.1	27.60	—	—

Total	553,511	5.4	$16.22	386,511	$13.44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002 the Company began an Employee Stock Purchase Plan that allows eligible employees to withhold up to 15% of their salary or $23,250 for the purchase of the Company’s Common Stock. Ineligible employees include those who own 5% or greater of the Company’s stock and seasonal employees. Amounts withheld are maintained by the Bank as a noninterest-bearing liability and used to purchase stock at a discounted price of up to 10% of the lower of the fair market value of the common stock on the first day or the last day of the six-month offering period. During 2002, the Company issued 3,454 shares at a discount of 7% in its first offering period. No compensation expense was recognized in the financial statements with respect to this plan.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates of 3.47%, 4.26% and 4.83%; dividend yields of 3.0%, 3.1% and 3.1%, volatility factor of the expected market price of the Company’s Common Stock of 31.2%, 31.3% and 30.0%; and a weighted-average expected life of the option of 6.16 years in 2002 and 5 years in 2001 and 2000.

The following assumptions were used to determine the Black-Scholes weighted average grant date fair value of employees’ purchase rights under the employee stock purchase plan in 2002: risk-free interest rate of 1.31%; dividend yield of 1.89%; volatility factor of 24.6%; and an expected life of six months.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Years ended December 31,
	2002	2001	2000
Net income as reported	$10,501,000	$13,648,000	$11,049,000
Deduct: Total stock-based compensation expense determined under fair value based methods, net of tax	(299,000)	(197,000)	(194,000)
Deduct: Compensation expense on employee stock purchase plan, net of tax	(11,000)	—	—

Pro forma net income	$10,191,000	$13,451,000	$10,855,000

Earnings per share as reported:
Basic	$1.66	$2.16	$1.72
Diluted	$1.61	$2.12	$1.70
Pro forma earnings per share:
Basic	$1.61	$2.12	$1.69
Diluted	$1.57	$2.09	$1.67
Weighted-average fair value of options granted during the year:	$6.41	$4.60	$4.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Employee Benefit Plans

The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed 25%. The Company matches dollar for dollar up to 4% of the employee’s eligible salary. All participant and employer contributions are 100% vested. For 2002, 2001 and 2000, the Company’s expense for this plan was $502,000, $423,000 and $371,000, respectively.

The Company also has a profit sharing plan, under which the Company, at its discretion, could contribute up to the maximum amount deductible for the year. For 2002, 2001 and 2000, the Company’s expense for this plan was $149,000, $247,000 and $209,000, respectively.

The Company has an executive deferred compensation plan. The purpose of this non-qualified plan is to allow certain executive officers the opportunity to maximize their elective contributions to the 401(k) savings plan and provide contributions notwithstanding certain restrictions or limitations in the Internal Revenue Code. The Company has both an asset and an offsetting liability recorded in the financial statements totaling $1,331,000 and $1,106,000 at December 31, 2002 and 2001, respectively. For 2002, 2001 and 2000 the Company’s expense for this plan was $28,000, $165,000 and $73,000, respectively.

The Company also entered into supplemental pension agreements with certain executive officers. Under these agreements, the Company is obligated to provide at a prescribed retirement date, a supplemental pension based upon a percentage of the executive officer’s final base salary. The Company’s liability recorded for this plan totaled $1,165,000 and $1,173,000 at December 31, 2002 and 2001, respectively. No expense was required in 2002 as determined by a review of the plan by outside actuaries. For 2001 and 2000, the Company’s expense for this plan was $202,000 and $179,000, respectively.

Note 16.    Related Party Transactions

The Bank has made, and expects in the future to continue to make, loans to the directors, executive officers and associates of the Bank and the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility. The aggregate amount of these loans was $5,877,000 and $11,078,000 at December 31, 2002 and 2001, respectively. During 2002, new related party loans totaled $4,430,000 and repayments totaled $9,631,000.

Certain principal shareholders of the Company are also principal shareholders of Amalgamated Investments Company, parent of Amalgamated Bank of Chicago. The Company’s subsidiary bank periodically enters into loan participations with Amalgamated Bank of Chicago. At December 31, 2002 and 2001, the Company had one loan participation purchased from Amalgamated Bank of Chicago totaling $820,000 and $1,283,000, respectively.

Note 17.    Commitments and Financial Instruments With Off Balance Sheet Risk

In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, standby letters of credit and commercial letters of credit (collectively “commitments”) that are not reflected in the consolidated financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments is limited to their contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contract. Performance standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Financial standby letters of credit are conditional guarantees of payment to a third party on behalf of a customer of the Company. These commitments are subject to the same credit policies followed for loans recorded in the financial statements.

A summary of these commitments to extend credit at December 31 follows:

	2002	2001
	(Dollars in thousands)
Commercial loans	$88,064	$119,476
Real estate:
Construction, land acquisition and development loans	73,203	74,150
Home equity loans	127,001	126,514
Mortgage	833	126
Check credit	835	878
Consumer	109	230
Performance standby letters of credit	7,486	13,122
Financial standby letters of credit	7,477	6,897

Total commitments	$305,008	$341,393

There were no amounts outstanding against the standby letters of credit as of December 31, 2002 or 2001. Of these guarantees, 76% have terms of less than one year; 15% have terms of one to three years; and 9% have terms of three to five years. The Company’s exposure to loss on the guarantee is minimal as each letter of credit is fully collateralized.

Note 18.    Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of the fair value of certain financial instruments. Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced liquidation sale. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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

Cash surrender value of bank owned life insurance:    The cash surrender value of bank owned life insurance is carried at fair value.

Accrued interest receivable:    The carrying amounts of accrued interest receivable approximate fair value as it is short-term in nature and does not present unanticipated credit concerns.

Deposit liabilities:    The fair values for certain deposits (e.g., noninterest-bearing demand deposits, savings deposits, NOW and money market accounts) are, by definition, equal to the amount payable on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accrued interest payable:    The carrying amounts of accrued interest payable approximate fair value as it is short-term in nature and does not present unanticipated credit concerns.

Off-balance sheet instruments:    Fair values for the Company’s off-balance sheet instruments (letters of credit and lending commitments) are generally based on fees currently charged to enter into similar agreements.

Limitations:    The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

The estimated fair values of the Company’s significant financial instruments as of December 31, 2002 and 2001, are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$116,510	$116,510	$110,098	$110,098
Investment securities	507,485	508,143	327,389	327,670
Loans	912,081	933,984	916,645	930,608
Cash surrender value of bank owned life insurance	15,184	15,184	—	—
Accrued interest receivable	8,599	8,599	8,941	8,941
Financial Liabilities
Time deposits	698,966	700,972	563,532	568,301
Other deposits	565,765	565,765	514,434	514,434
Short-term debt	84,637	84,632	102,013	102,169
Federal Home Loan Bank borrowings	102,000	111,039	86,000	87,183
Trust Preferred Capital Securities	18,000	18,480	6,000	6,323
Accrued interest payable	3,060	3,060	5,022	5,022
Off-balance sheet commitments
Performance standby letters of credit	—	75	—	131
Financial standby letters of credit	—	75	—	69
Home equity	—	108	—	101
Check credit	—	22	—	20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Parent Company Only Financial Information

Following are the condensed balance sheets, statements of income and cash flows for First Oak Brook Bancshares, Inc.:

Balance Sheets (Parent Company Only)

	December 31,
	2002	2001
	(Dollars in thousands)
Assets
Cash and cash equivalents on deposit with subsidiary	$6,149	$111
Investment in subsidiaries	123,663	108,973
Securities available-for-sale	1,117	476
Due from subsidiaries	859	80
Equipment, net	75	91
Other assets	1,363	1,116

Total Assets	$133,226	$110,847

Liabilities and Shareholders’ equity
Short term debt	$—	$1,225
Trust Preferred Capital Securities	18,000	6,000
Other liabilities	3,284	4,070

Total Liabilities	21,284	11,295
Shareholders’ Equity	111,942	99,552

Total Liabilities and Shareholders’ Equity	$133,226	$110,847

Statements of Income (Parent Company Only)

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Income:
Dividends from subsidiaries	$10,692	$309	$6,316
Other income	1,007	795	777
Gain on sales of securities	233	—	293

Total income	11,932	1,104	7,386

Expenses:
Interest on short term debt	4	11	43
Interest on Trust Preferred Capital Securities	998	642	202
Other expenses	2,216	3,098	2,149

Total expenses	3,218	3,751	2,394

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	8,714	(2,647)	4,992
Income tax benefit	683	1,015	450

Income (loss) before equity in undistributed net income of subsidiaries	9,397	(1,632)	5,442
Equity in undistributed net income of subsidiaries	1,104	15,280	5,607

Net income	$10,501	$13,648	$11,049

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$10,501	$13,648	$11,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16	16	12
Investment securities gains	(233)	—	(293)
Stock dividend	(8)	—	—
Increase in other assets	(247)	(237)	(42)
(Decrease) increase in other liabilities	(720)	997	(150)
(Increase) decrease in due from subsidiaries	(779)	677	(626)
Equity in undistributed net income of subsidiaries	(1,104)	(15,280)	(5,607)

Net cash provided by (used in) operating activities	7,426	(179)	4,343
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,164)	—	(207)
Sales of available-for-sale securities	570	—	1,559
Additions to equipment	—	(5)	(112)

Net cash provided by (used in) investing activities	(594)	(5)	1,240
Cash flows from financing activities:
Net (decrease) increase in short term debt	(1,225)	1,225	—
Proceeds from Trust Preferred Capital Securities	12,000	—	6,000
Exercise of stock options	464	211	587
Issuance of notes receivable on exercised options	(300)	—	—
Issuance of common stock for employee stock purchase plan	102	—	—
Purchase of treasury stock	—	(1,035)	(3,872)
Cash dividends	(3,463)	(2,905)	(2,812)
Capital contribution to subsidiary	(8,372)	(1,000)	(2,186)

Net cash used in financing activities	(794)	(3,504)	(2,283)

Net increase (decrease) in cash and cash equivalents	6,038	(3,688)	3,300
Cash and cash equivalents at beginning of year	111	3,799	499

Cash and cash equivalents at end of year	$6,149	$111	$3,799

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

First Oak Brook Bancshares:

We have audited the accompanying consolidated balance sheets of First Oak Brook Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Oak Brook Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Chicago, Illinois

February 18, 2003

ITE M 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

PA RT III

ITEM 10.    Direc tors And Executive Officers Of The Registrant

See information under the caption “Directors and Executive Officers” included in the Company’s Proxy Statement and Notice of 2003 Annual Meeting to be filed on or about April 1, 2003, which is incorporated herein by reference.

ITEM 11.    Execut ive Compensation

See information under the captions “Compensation Committee Interlocks and Insider Participation”, “Report of Compensation Committee and Stock Option Advisory Committee on Executive Compensation and Other Compensation Matters”, “Summary Compensation Table”, “Summary Compensation Table Footnotes”, “Transitional Employment and Other Agreements with Executive Officers”, “Option Grants Table”, “Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values”, and “Five Year Performance Comparison” included in the Company’s Proxy Statement and Notice of 2003 Annual Meeting to be filed on or about April 1, 2003, which is incorporated herein by reference.

ITEM 12.    Security Own ership Of Certain Beneficial Owners And Management and Related Stockholder Matters

See information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” included in the Company’s Proxy Statement and Notice of 2003 Annual Meeting to be filed on or about April 1, 2003, which is incorporated herein by reference.

ITE M 13.    Certain Relationships And Related Transactions

See information under the caption “Transactions with Related Persons” included in the Company’s Proxy Statement and Notice of 2003 Annual Meeting to be filed on or about April 1, 2003, which is incorporated herein by reference.

ITEM 14.    Controls and Procedures

Within the 90 days prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There have been no significant changes to the Company’s internal controls or, to management’s knowledge, in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

PAR T IV

ITEM 15.    Exhibit s, Financial Statement Schedules And Reports On Form 8-K

(a)  1.    FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this document under Item 8:

Consolidated Balance Sheets—December 31, 2002 and 2001
Consolidated Statements of Income for each of the three years in the period ended December 31, 2002
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2002
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002
Notes to Consolidated Financial Statements
Independent Auditors’ Report

(a)  2.    FINANCIAL STATEMENT SCHEDULES

All schedules have been included in the consolidated financial statements or the notes thereto or are either not applicable or not significant.

(b)  REPORTS ON FORM 8-K

A report on Form 8-K was filed with the SEC on October 16, 2002 and provided the Company’s third quarter earnings release dated October 15, 2002.

(c)   EXHIBITS

Documents indicated by “*” are filed with this Form 10-K.

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit (3.2)	Amended and Restated By-Laws of the Company (Exhibit 3.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 1999, incorporated herein by reference).

Exhibit (4.2)

Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.3)

Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (10.1)

Loan Agreement between First Oak Brook Bancshares, Inc. and LaSalle National Bank dated December 1, 1991 as amended. (Exhibit 10.1 to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 2002, incorporated herein by reference).

Exhibit (10.3)

First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan effective November 1, 1997. (Exhibit 10.3 to the Company’s Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference).

Exhibit (10.5)

First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan effective January 23, 2001. (Appendix A to the Company’s Proxy and Notice of Annual Meeting of Shareholders filed April 2, 2001, incorporated herein by reference).

Exhibit (10.8)

License Agreement, between Jack Henry & Associates, Inc. and First Oak Brook Bancshares, Inc. dated March 10, 1993. (Exhibit 10.8 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

Exhibit (10.9)

Form of Transitional Employment Agreement for Eugene P. Heytow, Richard M. Rieser, Jr. and Frank M. Paris. (Exhibit 10.9 to the Company’s Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference).

Exhibit (10.10)	Form of Transitional Employment Agreement for Senior Officers. (Exhibit 10.10 to the Company’s Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference).

Exhibit (10.11)

Form of Agreement Regarding Post-Employment Restrictive Covenants for Eugene P. Heytow, Richard M. Rieser, Jr. and Frank M. Paris. (Exhibit 10.11 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

Exhibit (10.12)	Form of Supplemental Pension Benefit Agreement for Eugene P. Heytow. (Exhibit 10.12 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

Exhibit (10.13)

Form of Supplemental Pension Benefit Agreement for Richard M. Rieser, Jr. (Exhibit 10.13 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).

Exhibit (10.14)	Senior Executive Insurance Plan. (Exhibit 10.14 to the Company’s Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference).

Exhibit (10.15)

First Oak Brook Bancshares, Inc. Annual Performance Bonus Plan effective January 1, 2001. (Appendix B to the Company’s Proxy and Notice of Annual Meeting of Shareholders filed April 2, 2001, incorporated herein by reference).

Exhibit (10.16)	First Oak Brook Bancshares, Inc. Directors Stock Plan (Form S-8 filed October 25, 1999, incorporated herein by reference).

Exhibit (11)	See Note 12 to Item 8 of this Form 10-K Annual Report for the year ended December 31, 2002.

Exhibit (13)	Summary Annual Report to Shareholders.*

Exhibit (21)	Subsidiaries of the Registrant.*

Exhibit (23)	Consent of KPMG LLP.*

Exhibit (99.1)	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eugene P. Heytow, Chief Executive Officer.*

Exhibit (99.2)	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rosemarie Bouman, Chief Financial Officer.*

Exhibits 10.3, 10.5 and 10.9 through 10.16 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c) hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC. (Registrant)

By:	/s/ EUGENE P. HEYTOW
(Eugene P. Heytow, Chairman of the Board and Chief Executive Officer)

DATE: March 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EUGENE P. HEYTOW Eugene P. Heytow	Chairman of the Board and Chief Executive Officer	March 19, 2003

/s/ FRANK M. PARIS Frank M. Paris	Vice Chairman of the Board	March 19, 2003

/s/ RICHARD M. RIESER, JR. Richard M. Rieser, Jr.	President, Assistant Secretary, and Director	March 19, 2003

/s/ MIRIAM LUTWAK FITZGERALD Miriam Lutwak Fitzgerald	Director	March 19, 2003

/s/ GEOFFREY R. STONE Geoffrey R. Stone	Director	March 19, 2003

/s/ MICHAEL L. STEIN Michael L. Stein	Director	March 19, 2003

/s/ STUART I. GREENBAUM Stuart I. Greenbaum	Director	March 19, 2003

/s/ JOHN W. BALLANTINE John W. Ballantine	Director	March 19, 2003

/s/ CHARLES J. GRIES Charles J. Gries	Director	March 19, 2003

/s/ ROSEMARIE BOUMAN Rosemarie Bouman	Vice President and Chief Financial Officer	March 19, 2003

/s/ JILL D. WACHHOLZ Jill D. Wachholz	Chief Accounting Officer	March 19, 2003

CERTIFICATION

I, Eugene P. Heytow, certify that:

1.	I have reviewed this annual report on Form 10-K of First Oak Brook Bancshares, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/    EUGENE P. HEYTOW

Eugene P. Heytow

Chief Executive Officer

March 19, 2003

CERTIFICATION

I, Rosemarie Bouman, certify that:

1.	I have reviewed this annual report on Form 10-K of First Oak Brook Bancshares, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/    ROSEMARIE BOUMAN

Rosemarie Bouman

Chief Financial Officer

March 19, 2003