Form 10-Q
period 2003-03-31
FIRST OAK BROOK BANCSHARES INC
filed 2003-05-15
CIK 717837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2003

Commission file number 0-14468

FIRST OAK BROOK BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3220778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Sixteenth Street, Oak Brook, IL 60523—Telephone Number (630) 571-1050

(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

As of May 12, 2003, 6,372,862 shares of the Company’s common stock, par value $2.00 per share, were outstanding.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

*	Not applicable

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Assets
Cash and due from banks	$47,768	$61,505
Federal funds sold and interest-bearing deposits with banks	115,007	55,005
Securities held-to-maturity, at amortized cost (fair value, $11,942 and $10,685 at March 31, 2003 and December 31, 2002, respectively)	11,388	10,027
Securities available-for-sale, at fair value	507,352	497,458
Loans, net of unearned discount	895,942	912,081
Less allowance for loan losses	(8,508)	(7,351)

Net loans	887,434	904,730

Other real estate owned	11,590	7,944
Premises and equipment, net	27,978	26,530
Other assets	34,435	34,297

Total Assets	$1,642,952	$1,597,496

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2003	December 31, 2002
	(Dollars in thousands except per share amounts)
Liabilities
Noninterest-bearing demand deposits	$230,315	$247,806
Interest-bearing deposits:
Savings deposits and NOW accounts	193,085	168,288
Money market accounts	141,982	149,671
Time deposits
Under $100,000	352,007	331,694
$100,000 and over	394,607	367,272

Total interest-bearing deposits	1,081,681	1,016,925

Total deposits	1,311,996	1,264,731
Securities sold under agreements to repurchase and other short term debt	77,094	71,602
Treasury, tax and loan demand notes	3,079	13,035
Federal Home Loan Bank borrowings	101,000	102,000
Trust Preferred Capital Securities	18,000	18,000
Other liabilities	16,736	16,186

Total Liabilities	1,527,905	1,485,554

Shareholders’ Equity
Preferred stock, no par value, authorized—100,000 shares, issued—none	—	—
Common stock, $2 par value, authorized—16,000,000 shares at March 31, 2003 and December 31, 2002, issued—7,283,256 shares at March 31, 2003 and December 31, 2002, outstanding—6,372,262 shares at March 31, 2003 and 6,334,141 shares at December 31, 2002	14,567	14,567
Surplus	12,113	11,869
Accumulated other comprehensive income, net of tax	7,502	8,523
Retained earnings	91,904	88,374
Less cost of shares in treasury, 910,994 common shares at March 31, 2003 and 949,115 common shares at December 31, 2002	(11,039)	(11,391)

Total Shareholders’ Equity	115,047	111,942

Total Liabilities and Shareholders’ Equity	$1,642,952	$1,597,496

See Notes to Condensed Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$13,842	$14,723
Interest on securities:
U.S. Treasury and Government agencies	5,160	4,001
Obligations of states and political subdivisions	501	414
Other securities	619	358
Interest on Federal funds sold and interest-bearing deposits with banks	162	340

Total interest income	20,284	19,836

Interest expense:
Interest on savings deposits and NOW accounts	467	417
Interest on money market accounts	529	855
Interest on time deposits	4,928	5,540
Interest on Federal funds purchased, securities sold under agreements to repurchase and other short term debt	259	450
Interest on Treasury, tax and loan demand notes	6	121
Interest on Federal Home Loan Bank borrowings	1,309	1,292
Interest on Trust Preferred Capital Securities	309	161

Total interest expense	7,807	8,836

Net interest income	12,477	11,000
Provision for loan losses	750	500

Net interest income after provision for loan losses	$11,727	$10,500

CONDENSED CONSOLIDATED STATEMENTS OF INCOME—(Continued)

(Unaudited)

	Three months ended March 31,
	2003	2002
	(Dollars in thousands except per share amounts)
Other income:
Service charges on deposit accounts	$1,924	$1,747
Investment management and trust fees	481	381
Merchant credit card processing fees	1,248	1,117
Gain on mortgages sold, net of commissions	260	196
Income from revenue sharing agreement	—	225
Other operating income	779	324
Investment securities gains, net	31	8

Total other income	4,723	3,998

Other expenses:
Salaries and employee benefits	5,713	5,113
Occupancy expense	618	525
Equipment expense	475	464
Data processing	452	420
Professional fees	362	235
Postage, stationery and supplies	264	267
Advertising and business development	446	418
Merchant credit card interchange expense	943	854
Other operating expenses	449	427

Total other expenses	9,722	8,723

Income before income taxes	6,728	5,775
Income tax expense	2,182	1,812

Net income	$4,546	$3,963

Basic earnings per share	$.71	$.63

Diluted earnings per share	$.70	$.61

See Notes to Condensed Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	(Dollars in thousands)
Three Months Ended March 31, 2003
Balance at December 31, 2002	$14,567	$11,869	$8,523	$88,374	$(11,391)	$111,942
Comprehensive income, net of tax:
Net Income				4,546		4,546
Unrealized holding loss during the period of $1,001, net of reclassification adjustment for realized gain included in net income of $20			(1,021)			(1,021)

Total comprehensive income						3,525
Dividends declared				(1,016)		(1,016)
Exercise of stock options (including tax benefit)		244			352	596

Balance at March 31, 2003	$14,567	$12,113	$7,502	$91,904	$(11,039)	$115,047

Three Months Ended March 31, 2002
Balance at December 31, 2001	$14,567	11,878	$3,437	$81,336	$(11,666)	$99,552
Comprehensive income, net of tax:
Net Income				3,963		3,963
Unrealized holding loss during the period of $2,106, net of reclassification adjustments for realized gain included in net income of $5			(2,111)			(2,111)

Total comprehensive income						1,852
Dividends declared				(757)		(757)
Issuance of notes receivable on exercised options		(300)				(300)
Exercise of stock options (including tax benefit)		174			135	309

Balance at March 31, 2002	$14,567	$11,752	$1,326	$84,542	$(11,531)	$100,656

See Notes to Condensed Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,546	$3,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	670	735
Provision for loan losses	750	500
Investment securities gains, net	(31)	(8)
Increase from revenue sharing agreement	—	196
FHLB stock dividend	(176)	(73)
Origination of real estate loans for sale	(24,664)	(10,612)
Gain on sale of mortgage loans originated for sale	(381)	(309)
Proceeds from sale of real estate loans originated for sale	25,719	15,581
Decrease (increase) in other assets	127	(87)
Increase (decrease) in other liabilities	1,224	(1,677)

Net cash provided by operating activities	7,784	8,209

Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(1,500)	(2,500)
Proceeds from maturities, calls and paydowns	144	720
Securities available-for-sale:
Purchases	(110,321)	(117,099)
Proceeds from maturities, calls and paydowns	61,974	67,568
Proceeds from sales	36,902	26,226
Decrease in loans	15,603	2,438
Purchases of premises and equipment, net	(2,056)	(1,147)
Additional capitalized costs of other real estate owned	(3,646)	—

Net cash used in investing activities	(2,900)	(23,794)

Cash flows from financing activities:
(Decrease) increase in noninterest-bearing demand deposits	(17,491)	1,641
Increase in interest-bearing deposit accounts	64,756	17,693
Decrease in short term borrowing obligations	(4,464)	(17,095)
Proceeds from Federal Home Loan Bank borrowings	5,000	—
Repayment of Federal Home Loan Bank borrowings	(6,000)	—
Issuance of notes receivable on options exercised	—	(300)
Exercise of stock options	596	309
Cash dividends	(1,016)	(757)

Net cash provided by financing activities	41,381	1,491

Net increase (decrease) in cash and cash equivalents	46,265	(14,094)
Cash and cash equivalents at beginning of period	116,510	110,098

Cash and cash equivalents at end of period	$162,775	$96,004

Supplemental disclosures:
Interest paid	$9,525	$10,373
Income taxes paid	—	500
Transfer of auto loans to repossessed autos	$267	$287

See Notes to Condensed Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 and 2002

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

The following table sets forth the computation for basic and diluted earnings per share for the periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Net income	$4,546,000	$3,963,000

Denominator for basic earnings per share—weighted average shares outstanding	6,367,073	6,327,607
Effect of diluted securities:
Stock options issued to employees and directors	156,358	151,696

Denominator for diluted earnings per share	6,523,431	6,479,303

Earnings per share:
Basic	$.71	$.63

Diluted	$.70	$.61

Weighted average options outstanding that were not included in the denominator for diluted earnings per share totaled 47,167 for the three month period ending March 31, 2003, as their effect would be antidilutive. There were no antidilutive shares for the three month period ending March 31, 2002.

3. New Accounting Pronouncements

In 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”) which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacted for the Company are financial and performance standby letters of credit. The accounting requirements of FIN No. 45 are effective for the Company on January 1, 2003, on a prospective basis. The impact of adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

In 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) which supercedes Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company adopted SFAS No. 146 with no impact on the Company’s results of operations, financial position or cash flows.

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting right or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. The Company adopted FIN No. 46 with no impact on the consolidated financial statements of the Company.

4. Restatement and Reclassification

Certain amounts in the March 31, 2002 interim condensed consolidated financial statements have been reclassified to conform to their 2003 presentation.

5. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25). As a result, no compensation expense is recognized when options are granted. Had compensation cost for the plans been determined consistent with statement of Financial Accounting Standard No. 123 (SFAS No. 123) “Accounting for Stock Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation—Transition and Disclosure”, the Company’s net income and earnings per share would have been reduced.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three months ended March 31,
	2003	2002
Net income as reported	$4,546,000	$3,963,000
Deduct: Total stock-based compensation expense determined under fair value based methods, net of tax	(63,000)	(70,000)
Deduct: Compensation expense on employee stock purchase plan, net of tax	(5,000)	—

Pro forma net income	$4,478,000	$3,893,000

Earnings per share as reported:
Basic	$.71	$.63
Diluted	$.70	$.61
Pro forma earnings per share:
Basic	$.70	$.62
Diluted	$.69	$.60

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights—First Quarter Results

The Company recorded net income for the first quarter of 2003 of $4,546,000 compared with net income of $3,963,000 in the first quarter of 2002. Basic earnings per share for the first quarter of 2003 was $.71 as compared to basic earnings per share of $.63 for first quarter 2002, while first quarter diluted earnings per share was $.70 for 2003 compared with diluted earnings per share of $.61 for 2002.

Key performance indicators for the first quarter of 2003 showed annualized return on average assets (ROA) of 1.17% compared to the ROA of 1.16% in 2002. The annualized return on average shareholders’ equity (ROE) for the first quarter of 2003 was 16.13% compared to the ROE of 15.85% for the first quarter of 2002.

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. The effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone because a significant portion of the Company’s funding is derived from interest-free sources, primarily demand deposits and shareholders’ equity.

Net interest income increased $1,477,000 or 13% as compared to the first quarter of 2002. This increase is primarily attributable to a 12% increase in average earning assets complemented by a 5 basis point increase in the net interest margin to 3.50% for the first quarter of 2003 from 3.45% for the same period last year. The increase in net interest income and the net interest margin was primarily the result of the following:

•	The yield on average earning assets decreased 53 basis points to 5.65% while the cost of deposits and other borrowed funds decreased 76 basis points to 2.59% for the first quarter of 2003. The Federal Reserve reduced interest rates by 50 basis points late in 2002, resulting in an average prime rate for the first quarter of 2003 of 4.25% as compared to 4.75% for the first quarter of 2002. The Company had anticipated slight compression in the margin due to the low interest rate environment; however, loan fees increased $604,000 in the first quarter of 2003 as compared to 2002. Although loan fee income is a normal part of our business, fees associated with the prepayment of loans or contingent fee arrangements are less predictable and can result in a spike in earnings since these fees are recorded in income when received.

•	Total average earning assets increased $157.5 million, or 12%, as compared to 2002. The Company’s average securities portfolio increased by $178.2 million or 53% primarily due to an increase in the U.S. Government Agency securities ($135.0 million), corporate and other securities ($28.6 million), and U.S. Treasury securities ($19.2 million), offset by a decrease in municipal securities ($4.6 million).

•

Average loans for the first quarter of 2003 grew $6.0 million, or 1%, as compared to the first quarter of 2002. The increase is primarily attributable to growth in commercial real estate mortgage loans ($27.5 million), indirect vehicle loans ($6.7 million), and home equity loans

($12.7 million), offset by decreases in residential mortgage loans ($4.6 million), construction loans ($23.9 million), and commercial loans ($11.0 million).

•	Average Federal Funds sold decreased $26.7 million due to growth in the investment and loan portfolios.

•	Average interest-bearing liabilities increased $152.5 million, or 14%, as compared to the first quarter of 2002. Average interest-bearing deposits increased $153.7 million primarily due to the promotion of the new Advance Interest CD product launched late in the first quarter of 2002 ($152.6 million), and growth in savings, NOW and money market accounts ($25.1 million). The Advance Interest CD product pays interest in advance, rather than in arrears. In addition, the Bolingbrook office (opened in March 2002) and the new Countryside office (opened in January 2003) averaged $23.9 million and $16.0 million, respectively, in deposits for the first quarter of 2003.

•	Trust Preferred Capital Securities (TRUPS) increased due to the Company’s $12 million participation in a pooled trust preferred offering issued late in the second quarter of 2002. In addition, average FHLB borrowings increased due primarily to advances taken down late in 2002 to finance the buildout of property in other real estate owned. Average short term debt decreased $28.8 million due primarily to a decrease in Treasury tax and loan demand notes.

Average balances and effective interest yields and rates on a tax equivalent basis for the first quarter of 2003 and 2002 were as follows (dollars in thousands):

	Three months ended March 31, 2003			Three months ended March 31, 2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Federal funds sold and interest-bearing deposits with banks	$54,002	$162	1.22%	$80,663	$340	1.71%
Investment securities(1)(2)	512,356	6,474	5.12	334,141	4,937	5.99
Loans:(1)(3)
Commercial	131,998	1,780	5.47	142,987	2,122	6.02
Real estate:
Construction, land acquisition and development	72,660	1,179	6.58	96,558	1,388	5.83
Commercial mortgage	235,690	4,403	7.57	208,176	3,920	7.64
Residential mortgage	97,900	1,610	6.67	102,525	1,796	7.10
Home equity	124,526	1,230	4.01	111,850	1,331	4.83
Indirect vehicle	232,728	3,514	6.12	226,071	3,988	7.15
Consumer	9,443	144	6.20	10,827	198	7.43

Total average loans	$904,945	$13,860	6.21%	$898,994	$14,743	6.65%

Total average earning assets/interest income	$1,471,303	$20,496	5.65%	$1,313,798	$20,020	6.18%
Cash and due from banks	38,576			45,961
Other assets	70,448			38,034
Allowance for loan losses	(7,742)			(7,206)

Total average assets	$1,572,585			$1,390,587

Interest-bearing deposits:
Savings deposits and NOW accounts	$173,246	$467	1.09%	$135,668	$417	1.25%
Money market accounts	145,400	529	1.47	157,909	855	2.20
Time deposits	700,822	4,928	2.85	572,162	5,540	3.93

Total interest-bearing deposits	$1,019,468	$5,924	2.36%	$865,739	$6,812	3.19%

Short-term debt	82,741	265	1.30	111,531	571	2.08
FHLB borrowings	101,556	1,309	5.23	86,000	1,292	6.09
Trust Preferred Capital Securities	18,000	309	6.96	6,000	161	10.86

Total interest-bearing liabilities/interest expense	$1,221,765	$7,807	2.59%	$1,069,270	$8,836	3.35%
Demand deposits	220,802			206,443
Other liabilities	15,743			13,433

Total liabilities	$1,458,310			$1,289,146
Shareholders’ equity	114,275			101,441

Total liabilities and shareholders’ equity	$1,572,585			$1,390,587

Net interest income/spread(1)		$12,689	3.06%		$11,184	2.83%

Net interest margin(1)			3.50%			3.45%

(1)	Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%. Tax equivalent interest income on securities consists of GAAP income of $6,280 and $4,773, plus the tax equivalent adjustment of $194 and $164 for the quarters ended March 31, 2003 and 2002, respectively. Tax equivalent interest income on commercial loans consists of GAAP income of $1,762 and $2,102, plus the tax equivalent adjustment of $18 and $20 for the quarters ended March 31, 2003 and 2002, respectively.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted average tax equivalent yield of total investment securities was $497,675 and 5.28% for the three months ended March 31, 2003; and $328,350 and 6.10% for the three months ended March 31, 2002.

(3)	Nonaccrual loans are included in the average balance.

The Company recorded a provision for loan losses of $750,000 for the first quarter of 2003 as compared to $500,000 for the first quarter of 2002. The increase is due primarily to management’s ongoing review of both qualitative and quantitative factors that could affect the performance of the loan portfolio including a weakened economy and changes in the composition of the loan portfolio.

Total other income increased $725,000 or 18%. Service charges on deposit accounts increased $177,000 primarily due to an increase of $158,000, or 11%, in service fees earned in the Company’s treasury management business. Treasury management customers have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash or a combination thereof. The treasury management fees included in service charges on deposit accounts represent cash fees paid by treasury management customers. These cash fees increased primarily due to a slight increase in pricing and more customers paying a portion of their fees in cash. As interest rates drop, so does the value assigned to deposit balances. Therefore, in the current low interest rate environment, cash fees tend to rise; whereas in a higher interest rate environment, the value of deposit balances cover more of the service charges and cash fees tend to decline. Total treasury management service charges, both cash and balance equivalents, increased 5% as compared to the first quarter of 2002. Included in this category is income from one significant customer totaling $376,000 and $325,000 for the three months ended March 31, 2003 and 2002, respectively. This customer’s contract with the Bank will expire on June 30, 2003 and will not be renewed. Expected income from this customer after the contract expires will be insignificant.

Investment management and trust fees increased $100,000 primarily due to new investment management customers. Discretionary assets under management climbed to $503.2 million at March 31, 2003, up from $381.2 million at March 31, 2002. Total trust assets rose to $686.4 million at March 31, 2003 up from $583.9 million at March 31, 2002, attributed primarily to new business generated, complemented by a slight increase due to market appreciation.

Merchant credit card processing fees increased $131,000 due to higher sales volume. The number of merchant outlets at March 31, 2003 decreased to 395 as compared to 402 at March 31, 2002 primarily because the Bank closed a customer with 30 outlets. Merchant credit card interchange expense included in Other Expenses, rose $89,000 as compared to the first quarter of 2002.

Gain on mortgages sold with servicing released increased $64,000 as compared to the first quarter of 2002. The Company originated a total of $29.9 million in mortgage loans in the first quarter of 2003, of which $25.7 million were sold. During the same period of 2002, the Company originated $27.8 million in mortgage loans, of which $15.6 million were sold. Fee income is shown net of commissions paid to the mortgage originators.

Income from the revenue sharing agreement made in connection with the sale of the Company’s credit card portfolio in 1997 decreased $225,000. Under the agreement, the Company shared in the revenue from the sold portfolio for the five years ending June 30, 2002. Since the contractual term expired in June 2002, the Company no longer receives income from this source.

Other operating income increased $455,000 due primarily to an increase of $275,000 related to the sale of covered call options and $194,000 of income from bank owned life insurance (BOLI). The Bank purchased $15 million in BOLI late in 2002. There were no outstanding call options at March 31, 2003.

Total other expenses increased $999,000 or 11%. Annualized operating expenses as a percentage of average assets remained level at 2.5% for 2003 and 2002. Annualized net overhead expenses as a percentage of average assets was 1.4% for 2003 compared to 1.5% for 2002. The efficiency ratio (other expenses divided by net interest income and other income) improved to 56.5% in 2003 as compared to 58.2% in 2002.

Salaries and employee benefits increased $600,000 due to higher compensation costs and an increase in the average number of full-time equivalents to 344 from 319 for the same period of 2002. The Company expects salaries and benefits to rise throughout 2003 due to normal salary increases, increased health insurance costs, and a continued increase in full-time equivalents as a result of planned branch expansion and new sales and lending positions.

Combined occupancy and equipment expense increased $104,000 primarily due to costs associated with the opening of the Bolingbrook branch in March 2002 and the Countryside branch in January 2003. The Company expects continued increases in occupancy and equipment expense throughout 2003 due to the planned opening of two additional offices later this year. See “Branch Expansion”. In addition, the lease for one of the tenants of the main office expires in April 2003, and the Company is planning on expanding into that space. Income from this tenant for the first quarter of 2003 was $66,000.

Professional fees increased $127,000 primarily due to increased legal fees related to ongoing loan recovery efforts.

FINANCIAL CONDITION

Liquidity

Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers’ withdrawal requirements, shareholders’ dividends, as well as to purchase treasury shares under the stock repurchase program.

The Company and the Bank have numerous sources of liquidity including a significant portfolio of shorter term assets, readily marketable investment securities, the ability to attract consumer time deposits, access to various borrowing arrangements and capital resources. Available borrowing arrangements are summarized as follows:

The Bank:

•	Federal funds lines aggregating $95 million with five correspondent banks, subject to continued good financial standing. As of March 31, 2003, all $95 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $375 million with five brokerage firms based on the pledge of specific collateral and continued good financial standing of the Bank. As of March 31, 2003, all $375 million was available for use under these lines, subject to the availability of collateral.

•	Advances from the Federal Home Loan Bank of Chicago based on the pledge of specific collateral and FHLB stock ownership. As of March 31, 2003, advances totaled $101 million and approximately $3 million remained available to the Bank under the FHLB agreements. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $174 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. The line was unused at March 31, 2003.

As of March 31, 2003, the Bank has unpledged collateral totaling approximately $43.7 million available to pledge on the reverse repurchase agreements or Federal Home Loan Bank lines.

The Parent Company:

•	The Company has a revolving credit arrangement for $15 million. The line was unused at March 31, 2003. The line matured on April 1, 2003 and was renewed through April 1, 2004 and is anticipated to be renewed annually.

•	The Company also has cash, short-term investments and other marketable securities totaling $7.8 million at March 31, 2003.

Interest Rate Sensitivity

The business of the Company and the composition of its balance sheet consists of investments in interest earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The net income of the Company depends, to a substantial extent, on the differences between the income the Company receives from loans, investment securities, and other earning assets and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities. In addition, since the Company’s primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market areas in which the Company operates.

The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. At March 31, 2003 and December 31, 2002, the Company was within policy objectives.

The rate shock analysis assesses the risk of changes in annual net interest income in the event of an immediate and sustained parallel change in market rates of plus or minus 25 to 200 basis points. The interest rate sensitivity presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at period end will remain constant over the measurement period and (ii) that changes in market interest rates are parallel and instantaneous across the yield curve. This analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur, such as lengthening or shortening the duration of the securities portfolio. These repositioning actions would likely reduce the variability of net interest income shown in the extreme interest rate shock forecasts.

As a result of absolute interest rates being so low at March 31, 2003 and December 31, 2002, (rates on fed funds, the three month Treasury, LIBOR and rates paid on certain core deposits were all below 2%), the Company assumed rates will probably not decline 200 basis points. The scale shown below reflects a more meaningful plus or minus 25 and 100 basis point rate shock. These projections should not be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred. (Dollars in thousands.)

	March 31, 2003
	-100bp	-25bp	+25bp	+100bp
Annual net interest income change from an immediate change in rates	$(354)	$133	$51	$182
Percent change	(.71)%	.27%	.10%	.37%

	December 31, 2002
	-100bp	-25bp	+25bp	+100bp
Annual net interest income change from an immediate change in rates	$626	$293	$(96)	$(301)
Percent change	1.3%	.6%	(.2)%	(.6)%

The profile for 2003 indicates the Company’s net interest margin decreasing when interest rates are shocked 100 basis points down and increasing in the other rate environments shown. The change in risk profile from December 31, 2002 is primarily due to the increased federal funds sold balance at March 31, 2003. Excess federal funds were utilized to purchase approximately $77 million of securities in April 2003.

Commercial Commitments

In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, performance standby letters of credit and financial standby letters of credit (collectively “commitments”), that are not reflected in the consolidated financial statements.

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

The summary of these commitments to extend credit follows:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Commercial loans	$83,204	$88,064
Real estate:
Construction, land acquisition and development loans	54,732	73,203
Home equity loans	128,333	127,001
Mortgage	815	833
Consumer	114	109
Check credit	840	835
Performance standby letters of credit	3,749	7,486
Financial standby letters of credit	5,543	7,477

Total commitments	$277,330	$305,008

Investment Securities

The following table indicates investments by type (at carrying value):

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
U.S. Treasury	$25,948	$26,436
U.S. Government agencies	407,735	387,720
State and municipal obligations	42,347	42,144
Corporate and other securities	42,710	51,185

Total investment portfolio	$518,740	$507,485

The Company’s holdings of U.S. Treasuries decreased slightly and the average contractual maturity of this portfolio decreased to 4.2 years at March 31, 2003 from 7.9 years at December 31, 2002. None of the U.S. Treasuries have call features as of March 31, 2003.

The U.S. Government Agency securities portfolio (including agency mortgage backed securities and agency collateralized mortgage obligations totaling $14.8 million) increased $20.0 million primarily due to additional purchases of $82.5 million, offset by maturities, calls and sales. The average contractual maturity of this portfolio increased to 7.2 years at March 31, 2003 from 6.4 years at December 31, 2002. Included in this portfolio are securities with a carrying value of $304.0 million that have certain call characteristics. Of the callable securities, $139.3 million with coupon rates ranging from 1.77% to 6.55% have the potential of being called during the remainder of 2003 and $118.7 million with coupon rates ranging from 3.20% to 6.14% have the potential of being called in 2004.

The Company’s municipal security holdings decreased slightly, and the average contractual maturity of this portfolio decreased to 3.9 years at March 31, 2003 from 4.3 years at December 31, 2002. Included in this portfolio are securities with a carrying value of $16.6 million that have certain call characteristics. Of the callable securities, $4.4 million with coupon rates ranging from zero to 6.9% have the potential of being called during the remainder of 2003 and $4.0 million with coupon rates ranging from 4.65% to 6.38% have the potential of being called in 2004.

Holdings of corporate and other securities decreased $8.5 million primarily due to the sale of $15.0 million in very short-term mutual funds offset by purchases of Federal Home Loan Bank stock and higher yielding long-term Trust Preferred Securities. Due to the sale of the mutual funds, the average contractual maturity of this portfolio increased to 24.6 years at March 31, 2003 from 14.5 years at December 31, 2002. Included in this portfolio are securities with a carrying value of $17.9 million that have certain call characteristics. Of the callable securities, none are callable during the remainder of 2003 and $5.4 million with coupon rates ranging from 3.78% to 9.38% have the potential of being called in 2004.

At March 31, 2003, there were no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies.

Loans

The following table indicates loans outstanding, as of the dates indicated:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Commercial loans	$136,530	$135,966
Real estate loans:
Construction, land acquisition and development	69,319	60,805
Commercial mortgage	228,196	245,099
Residential mortgage	92,066	100,840
Home equity	127,214	123,531
Indirect vehicle loans	233,280	236,109
Consumer loans	9,337	9,731

Loans, net of unearned discount	$895,942	$912,081

The commercial loan portfolio is substantially secured by business assets. At March 31, 2003 and December 31, 2002, the commercial loan portfolio included nationally syndicated loans with a balance of $41.8 million and $39.3 million, respectively.

The construction, land acquisition and development loans increased $8.5 million. This portfolio is comprised of approximately 39% construction of 1-4 family detached homes, condominiums and townhouses in the Chicago metropolitan area; 34% multi-family residential projects; 26% retail properties; and 1% industrial properties.

The Company’s commercial mortgage portfolio decreased $16.9 million due primarily to the payoff of loans. This portfolio is comprised of approximately 40% multi-family residential properties; 30% retail properties; 17% owner-occupied office and industrial buildings; and 13% non-owner occupied office and industrial buildings.

Residential mortgage loans decreased $8.8 million due to increased payoffs on the existing portfolio resulting from refinancing in the low interest rate environment during the first quarter of 2003.

Home equity loans increased $3.7 million due to new originations and increased usage, offset by increased payoffs due to first mortgage loan refinancing.

Indirect vehicle loans decreased $2.8 million primarily due to a decrease in the auto portfolio, partially offset by an increase in the Harley Davidson loan portfolio. The Harley Davidson motorcycle loans were generated in ten states as part of a national marketing initiative and totaled $31.0 million and $29.6 million at March 31, 2003 and December 31, 2002, respectively. The decrease in the auto loan portfolio is due to a slight decrease in originations.

The Company does not have any programs to buy or originate subprime credits. There were no loan concentrations to one borrower exceeding 10% of total loans at March 31, 2003 or December 31, 2002.

Allowance For Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, historical losses experienced by the industry, value of the underlying collateral, and other relevant factors. Loans which are determined to be uncollectible are charged off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance.

The following table summarizes the loan loss experience for the first quarter of 2003 and 2002.

Summary of Loan Loss Experience

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$7,351	$6,982

Charge-offs during the period:(1)
Indirect vehicle loans	(120)	(88)
Consumer loans	(6)	(4)

Total charge-offs	(126)	(92)
Recoveries during the period:
Real estate:
Construction, land acquisition and development loans	492	—
Commercial loans	—	4
Indirect vehicle loans	34	20
Consumer loans	7	4

Total recoveries	533	28
Net recoveries (charge-offs) during the period	407	(64)
Provision for loan losses	750	500

Allowance for loan losses, end of the period	$8,508	$7,418

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	(.18)%	1.54%
Allowance for loan losses as a percent of loans outstanding	.95%	.82%
Ratio of allowance for loan losses to nonperforming loans	12.48x	5.09x

(1)	There were no losses in the commercial, commercial mortgage, construction, residential mortgage or home equity loan portfolios during the periods presented.

The Company’s allowance for loan losses increased to $8.5 million at March 31, 2003, or .95% of loans outstanding, compared to $7.4 million, or .82% of loans outstanding at March 31, 2002. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Net recoveries for the first three months of 2003 totaled $407,000 compared to net charge-offs of $64,000 in 2002. The 2003 recoveries relate primarily to the settlement of the construction loan on an unfinished hotel in Burr Ridge, Illinois that had been on non-accrual status. Substantially all charge-offs for both periods relate to the Company’s indirect vehicle portfolio.

Asset Quality

The following table summarizes the Company’s nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing, other real estate owned and repossessed vehicles):

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Nonaccrual	$—	$821
Loans which are past due 90 days or more and still accruing	682	623

Total nonperforming loans	682	1,444
Other real estate owned	11,590	7,944
Repossessed vehicles	250	217

Total nonperforming assets	$12,522	$9,605

Nonperforming loans to loans outstanding	.08%	.16%
Nonperforming assets to total assets	.76%	.60%
Nonperforming assets to total capital	10.88%	8.58%

At December 31, 2002, the Company had a participation in a nonaccrual construction loan on an unfinished hotel. The property which secured this loan was sold by order of the bankruptcy court in September 2002. In March 2003, an order was entered by the court and proceeds of approximately $1.3 million were distributed to the Bank. The proceeds were applied to the balance of $820,000, with the remainder representing a recovery of $492,000 during the first quarter of 2003 of the $507,000 that had previously been charged off.

Other real estate owned consists of a construction project to develop a 24 unit luxury condominium building in Chicago. The property was acquired by an agreement in lieu of foreclosure in November 2002 and was recorded at its net realizable value of $3.6 million. The Bank has funded approximately $8 million of construction costs towards the project resulting in a balance of $11.6 million at March 31, 2003. An additional $11.1 million of costs are budgeted to finish the project which is expected to be substantially completed by late summer 2003. The repayment of the Bank’s investment in the project is dependent on the strength of the Chicago luxury condominium market. This market is currently showing signs of slowing and none of the units have been sold as of May 12, 2003. The Bank has evaluated the property for impairment and no valuation adjustment is deemed necessary at this time.

Losses on repossessed vehicles are charged off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but rather are classified as “other assets” on the Balance Sheet. The typical holding period for resale of repossessed vehicles has extended to up to 120 days in 2003 from up to 90 days at March 31, 2002 due to a weaker used car market. The Bank’s portfolio of repossessed assets totaled $250,000 at March 31, 2003 compared to $217,000 at December 31, 2002.

In addition to nonperforming assets, there are certain loans in the portfolio which management has identified, through its problem loan identification process, which exhibit a higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. The Company has potential problem loans classified as either special mention or substandard totaling $19.7 million at March 31, 2003 and $23.7 million at December 31, 2002. There were no loans classified as doubtful or loss at either period.

Capital Resources

Shareholders’ equity totaled $115.0 million at March 31, 2003. The Company and the Bank’s Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for “well capitalized” banks. The following table shows the capital ratios of the Company and the Bank as of March 31, 2003 and the minimum ratios for “well capitalized” and “adequately capitalized”.

			Capital Required To Be
	Actual		Well Capitalized		Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$134,053	12.37%	$108,362	10%	$86,690	8%
Oak Brook Bank	126,035	11.67	108,027	10	86,422	8
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	125,545	11.59	65,017	6	43,345	4
Oak Brook Bank	117,527	10.88	64,816	6	43,211	4
Tier 1 Capital (to Average Assets)
Consolidated	125,545	8.02	78,282	5	62,626	4
Oak Brook Bank	117,527	7.52	78,124	5	62,499	4

In 2000, the Board of Directors approved a stock repurchase program which authorizes (but does not require) the Company to repurchase 200,000 shares (or approximately 3% of outstanding shares) of common stock through August 2003 (as extended). Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. No shares were purchased in the first three months of 2003 and approximately 104,000 shares remain available to be repurchased under the program.

The market price of the Company’s common stock at March 31, 2003 was $30.39 with a tangible book value of $17.60 per share. The ratio of the Company’s price to the last 12 months earnings was 17.88x.

During the first three months of 2003, the Company paid dividends of $.1425 per share. The dividend payout ratio on three month earnings was 22.34% for 2003 compared to 19.10% for 2002. On January 28, 2003 the Company declared an increase in the quarterly cash dividend to $.16 payable on April 18, 2003, to shareholders of record as of April 7, 2003.

Institutional Investment Division

In May 2003, the Bank announced the formation of an Investment Sales Division focusing on institutional clients. The new area will execute a variety of fixed income and mutual fund transactions, dealing primarily in U.S. Treasuries, U.S. Government agencies, corporate debt securities, municipal bonds and mutual funds. The Division will serve primarily commercial businesses, not-for-profit organizations, governmental entities, and high net worth families. During the first year of start-up, the Company anticipates expenses to exceed the income from this source.

Branch Expansion

One of the Company’s primary growth strategies is branch expansion in the Chicago metropolitan area. This form of growth requires a significant investment in nonearning assets during the construction phase. Upon completion, for a time, expenses exceed the income of the branch. While new branches slow short-term earnings, the Company believes its market warrants judicious office additions.

The Company’s banking subsidiary is Oak Brook Bank. In January 2003, the Bank opened its 15th office in Countryside, Illinois. In May 2003, the Bank expects to open its 16th office at Graue Mill on York Road near Ogden in Oak Brook and adjacent to Hinsdale, Illinois. In September 2003, the Bank anticipates opening its 17th office at Route 38 and Randall Road in St. Charles, Illinois, near the Kane County Courthouse.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company’s market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; the assessment of the provision and reserve for loan losses; developments pertaining to loan fraud and condominium project discussed above, including, without limitation, construction costs, delays and the strength of the Chicago luxury condominium for sale market; significant increases in competition or changes in depositor preferences or loan demand, difficulties in identifying attractive branch sites or other expansion opportunities, or unanticipated delays in construction buildout; difficulties in attracting and retaining qualified personnel; and possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See “Interest Rate Sensitivity” in ITEM 2.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Securities Exchange Act of 1934, as amended.

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

(B) Report on Form 8-K

A report on Form 8-K was filed with the SEC on January 22, 2003 announcing earnings results for the quarter and year ended December 31, 2002.

A report on Form 8-K was filed with the SEC on January 29, 2003 announcing a dividend and various corporate governance changes.

A report on Form 8-K was filed with the SEC on April 16, 2003 and provided the Company’s first quarter earnings release dated April 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC. (Registrant)

/S/ RICHARD M. RIESER, JR.
Richard M. Rieser, Jr. President (Duly authorized officer)

Date: May 12, 2003

/S/ ROSEMARIE BOUMAN
Rosemarie Bouman Vice President, Chief Financial Officer

Date: May 12, 2003

CERTIFICATION

I, Eugene P. Heytow, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Oak Brook Bancshares, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ EUGENE P. HEYTOW
Eugene P. Heytow Chief Executive Officer

May 12, 2003

CERTIFICATION

I, Rosemarie Bouman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Oak Brook Bancshares, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ ROSEMARIE BOUMAN
Rosemarie Bouman Chief Financial Officer

May 12, 2003