Form 10-Q
period 2003-06-30
FIRST OAK BROOK BANCSHARES INC
filed 2003-08-14
CIK 717837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003

Commission file number 0-14468

FIRST OAK BROOK BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3220778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Sixteenth Street, Oak Brook, IL 60523 – Telephone Number (630) 571-1050

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 11, 2003, 9,612,036 shares of the Company’s common stock, par value $2.00 per share, were outstanding.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

*	Not applicable

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets
Cash and due from banks	$50,057	$61,505
Federal funds sold and interest-bearing deposits with banks	20,006	55,005
Securities held-to-maturity, at amortized cost (fair value, $12,303 and $10,685 at June 30, 2003 and December 31, 2002, respectively)	11,573	10,027
Securities available-for-sale, at fair value	641,293	497,458
Trading securities, at fair value	160	—
Loans, net of unearned discount	885,219	912,081
Less allowance for loan losses	(7,912)	(7,351)

Net loans	877,307	904,730

Other real estate owned, net of valuation reserve of $971 at June 30, 2003	13,163	7,944
Premises and equipment, net	29,373	26,530
Other assets	33,805	34,297

Total Assets	$1,676,737	$1,597,496

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	June 30, 2003	December 31, 2002
	(Dollars in thousands except per share amounts)
Liabilities
Noninterest-bearing demand deposits	$250,037	$247,806
Interest-bearing deposits:
Savings deposits and NOW accounts	224,588	168,288
Money market accounts	128,251	149,671
Time deposits
Under $100,000	311,233	331,694
$100,000 and over	391,487	367,272

Total interest-bearing deposits	1,055,559	1,016,925

Total deposits	1,305,596	1,264,731
Securities sold under agreements to repurchase and other short term borrowings	74,865	71,602
Treasury, tax and loan demand notes	9,082	13,035
Federal Home Loan Bank borrowings	101,000	102,000
Trust Preferred Capital Securities	18,000	18,000
Other liabilities	43,496	16,186

Total Liabilities	1,552,039	1,485,554

Shareholders’ Equity
Preferred stock, no par value, authorized—100,000 shares, issued—none	—	—
Common stock, $2 par value, authorized—16,000,000 shares at June 30, 2003 and December 31, 2002, issued—10,924,884 shares at June 30, 2003 and December 31, 2002, outstanding—9,604,836 shares at June 30, 2003 and 9,501,212 shares at December 31, 2002	21,850	21,850
Surplus	5,089	4,586
Accumulated other comprehensive income, net of tax	13,055	8,523
Retained earnings	95,463	88,374
Less cost of shares in treasury, 1,320,048 common shares at June 30, 2003 and 1,423,672 common shares at December 31, 2002	(10,759)	(11,391)

Total Shareholders’ Equity	124,698	111,942

Total Liabilities and Shareholders’ Equity	$1,676,737	$1,597,496

See Notes to Condensed Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$12,998	$14,988	$26,840	$29,711
Interest on securities:
U.S. Treasury and Government agencies	5,836	4,296	10,996	8,297
Obligations of states and political subdivisions	527	571	1,028	985
Other securities	603	398	1,222	756
Interest on Federal funds sold and interest-bearing deposits with banks	115	251	277	591

Total interest income	20,079	20,504	40,363	40,340

Interest expense:
Interest on savings deposits and NOW accounts	489	411	956	828
Interest on money market accounts	370	767	899	1,622
Interest on time deposits	4,618	5,593	9,546	11,133
Interest on Federal funds purchased, securities sold under agreements to repurchase and other short term borrowings	237	338	497	788
Interest on Treasury, tax and loan demand notes	11	16	16	137
Interest on Federal Home Loan Bank borrowings	1,263	1,350	2,572	2,642
Interest on Trust Preferred Capital Securities	307	170	616	331

Total interest expense	7,295	8,645	15,102	17,481

Net interest income	12,784	11,859	25,261	22,859
Provision for loan losses	250	10,850	1,000	11,350

Net interest income after provision for loan losses	$12,534	$1,009	$24,261	$11,509

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands except per share amounts)
Other income:
Service charges on deposit accounts	$1,865	$1,846	$3,789	$3,593
Investment management and trust fees	538	434	1,019	815
Merchant credit card processing fees	1,152	1,193	2,400	2,310
Gain on mortgages sold, net of commissions	383	80	643	276
Income from revenue sharing agreement	—	225	—	450
Income from sale of covered call options	445	39	720	39
Income from Bank Owned Life Insurance	199	—	393	—
Other operating income	326	351	636	675
Investment securities gains, net	225	307	256	315

Total other income	5,133	4,475	9,856	8,473

Other expenses:
Salaries and employee benefits	5,912	5,224	11,625	10,337
Occupancy expense	676	540	1,295	1,065
Equipment expense	471	476	945	940
Data processing	428	385	880	805
Professional fees	324	532	686	767
Postage, stationery and supplies	267	272	531	539
Advertising and business development	498	435	944	853
Merchant credit card interchange expense	898	945	1,841	1,799
Provision for other real estate owned	971	—	971	—
Other operating expenses	456	445	905	872

Total other expenses	10,901	9,254	20,623	17,977

Income (loss) before income taxes	6,766	(3,770)	13,494	2,005
Income tax expense (benefit)	2,182	(1,441)	4,364	371

Net income (loss)	$4,584	$(2,329)	$9,130	$1,634

Basic earnings (loss) per share	$.48	$(.25)	$.95	$.17

Diluted earnings (loss) per share	$.47	$(.25)	$.93	$.17

See Notes to Condensed Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	(Dollars in thousands)
Six Months Ended June 30, 2003

Balance at December 31, 2002	$21,850	$4,586	$8,523	$88,374	$(11,391)	$111,942
Comprehensive income, net of tax:
Net Income				9,130		9,130
Unrealized holding gain during the period of $4,698, net of reclassification adjustment for realized gain included in net income of $166			4,532			4,532

Total comprehensive income						13,662
Dividends declared				(2,041)		(2,041)
Exercise of stock options (including tax benefit)		503			741	1,244
Issue shares for the employee stock purchase plan					40	40
Purchase of treasury stock (excluding options)					(149)	(149)

Balance at June 30, 2003	$21,850	$5,089	$13,055	$95,463	$(10,759)	$124,698

Six Months Ended June 30, 2002

Balance at December 31, 2001	$21,850	$4,595	$3,437	$81,336	$(11,666)	$99,552
Comprehensive income, net of tax:
Net Income				1,634		1,634
Unrealized holding gain during the period of $3,233, net of reclassification adjustments for realized gain included in net income of $208			3,025			3,025

Total comprehensive income						4,659
Dividends declared				(1,660)		(1,660)
Issuance of notes receivable on exercised options		(300)				(300)
Exercise of stock options (including tax benefit)		214			180	394

Balance at June 30, 2002	$21,850	$4,509	$6,462	$81,310	$(11,486)	$102,645

See Notes to Condensed Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,130	$1,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	1,321	1,299
Provision for loan losses	1,000	11,350
Provision for other real estate owned	971	—
Investment securities gains, net	(256)	(315)
Increase from revenue sharing agreement	—	(28)
FHLB stock dividend	(284)	(148)
Origination of real estate loans for sale	(55,698)	(21,610)
Gain on sale of mortgage loans originated for sale	(951)	(429)
Proceeds from sale of real estate loans originated for sale	55,911	25,351
Purchase of trading securities	(163)	—
Increase in cash surrender value of life insurance	(393)	—
Decrease in other assets	1,393	579
Decrease in other liabilities	(607)	(9,264)

Net cash provided by operating activities	11,374	8,419

Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(1,951)	(2,500)
Proceeds from maturities, calls and paydowns	413	3,383
Securities available-for-sale:
Purchases	(301,776)	(269,952)
Proceeds from maturities, calls and paydowns	127,498	101,580
Proceeds from sales	63,343	86,403
Decrease (increase) in loans	26,644	(39,904)
Purchases of premises and equipment, net of disposals	(4,071)	(3,328)
Additional capitalized costs of other real estate owned	(6,190)	—

Net cash used in investing activities	(96,090)	(124,318)

Cash flows from financing activities:
Increase in noninterest-bearing demand deposits	2,231	15,514
Increase in interest-bearing deposit accounts	38,634	128,709
Decrease in short term borrowing obligations	(690)	(5,481)
Proceeds from Federal Home Loan Bank borrowings	5,000	6,000
Repayment of Federal Home Loan Bank borrowings	(6,000)	—
Proceeds from Trust Preferred Capital Securities	—	12,000
Issuance of notes receivable on options exercised	—	(300)
Purchase of treasury stock	(149)	—
Exercise of stock options	1,244	394
Issuance of common stock for employee stock purchase plan	40	—
Cash dividends	(2,041)	(1,660)

Net cash provided by financing activities	38,269	155,176

Net (decrease) increase in cash and cash equivalents	(46,447)	39,277
Cash and cash equivalents at beginning of period	116,510	110,098

Cash and cash equivalents at end of period	$70,063	$149,375

Supplemental disclosures:
Interest paid	$17,331	$22,214
Income taxes paid	$6,150	$5,000
Transfer of auto loans to repossessed autos	$517	$634

See Notes to Condensed Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 and 2002

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements include the accounts of First Oak Brook Bancshares, Inc. (the Company) and its wholly-owned subsidiaries, Oak Brook Bank (the Bank), FOBB Statutory Trust I and FOBB Statutory Trust II. Also included are the accounts of Oak Real Estate Development Corporation and West Erie, LLC, wholly-owned subsidiaries of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

2.	Shareholders’ Equity:

On July 15, 2003 the Board of Directors declared a three-for-two stock split to be accomplished through a 50% stock dividend which will be distributed on August 25, 2003 to shareholders of record on August 11, 2003. All share and per share amounts at and for the periods ended June 30, 2003, December 31, 2002, and June 30, 2002 have been restated to reflect the stock split effected in the form of a dividend.

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

The following table sets forth the computation for basic and diluted earnings per share for the periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$4,584,000	$(2,329,000)	$9,130,000	$1,634,000

Denominator for basic earnings per share—weighted average shares outstanding	9,601,203	9,505,541	9,576,045	9,498,515
Effect of diluted securities:
Stock options issued to employees and directors	226,554	—	230,255	256,567

Denominator for diluted earnings per share	9,827,757	9,505,541	9,806,300	9,755,082

Earnings (loss) per share:
Basic	$.48	$(.25)	$.95	$.17

Diluted	$.47	$(.25)	$.93	$.17

Weighted average options outstanding that were not included in the denominator for diluted earnings per share totaled 15,288 and 14,130 for the three and six month periods ending June 30, 2003, respectively, as their effect would be antidilutive. Weighted average options totaling 841,458 and 3,776 were antidilutive for the three and six month periods ending June 30, 2002, respectively.

4.	New Accounting Pronouncements

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

In 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) which requires that certain financial instruments be classified as a liability in the statement of financial position as the instrument embodies an obligation of the issuing company. SFAS No. 150 also clarifies which classes of financial instruments are applicable to the requirements of this statement. The Company adopted SFAS No. 150 on July 1, 2003 with no impact on the Company’s results of operations, financial position or cash flows.

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

5.	Restatement and Reclassification

Certain amounts in the June 30, 2002 interim condensed consolidated financial statements have been reclassified to conform to their 2003 presentation.

6.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25). As a result, no compensation expense is recognized when options are granted. Had compensation cost for the plans been determined consistent with statement of Financial Accounting Standard No. 123 (SFAS No. 123) “Accounting for Stock Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure”, the Company’s net income and earnings per share would have been reduced.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$4,584,000	$(2,329,000)	$9,130,000	$1,634,000
Deduct: Total stock-based compensation expense determined under fair value based methods, net of tax	(67,000)	(75,000)	(130,000)	(148,000)
Deduct: Compensation expense on employee stock purchase plan, net of tax	(5,000)	(1,000)	(10,000)	(1,000)

Pro forma net income (loss)	$4,512,000	$(2,405,000)	$8,990,000	$1,485,000

Earnings (loss) per share as reported:
Basic	$.48	$(.25)	$.95	$.17
Diluted	$.47	$(.25)	$.93	$.17
Pro forma earnings (loss) per share:
Basic	$.47	$(.25)	$.94	$.16
Diluted	$.46	$(.25)	$.92	$.15

7.	Critical Accounting Policies

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

The Company believes the policies that govern the allowance for loan losses and the deferred tax assets and liabilities are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements. See Note 1, Significant Accounting Policies, commencing on page 47 of the Company’s Annual Report on Form 10-K for additional description of the critical accounting policies as well as the other significant accounting policies of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights—Second Quarter Results

The Company recorded net income for the second quarter of 2003 of $4,584,000 compared with a net loss of $2,329,000 in the second quarter of 2002. Basic earnings per share for the second quarter of 2003 were $.48 as compared to a basic loss per share of $.25 for second quarter 2002, while second quarter diluted earnings per share were $.47 for 2003 compared with a diluted loss per share of $.25 for 2002.

Key performance indicators for the second quarter of 2003 showed annualized return on average assets (ROA) of 1.12% compared to a negative ROA of .65% in 2002. The annualized return on average shareholders’ equity (ROE) for the second quarter of 2003 was 15.41% compared to a negative ROE of 9.15% for the second quarter of 2002.

The net loss in 2002 was the result of a special $10.35 million pre-tax provision to the allowance for loan losses occasioned by an apparent loan fraud on a property now written down and carried in Other Real Estate Owned. (See Asset Quality.)

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

Net interest income increased $925,000, or 8%, as compared to the second quarter of 2002. This increase is primarily attributable to a 13% increase in average earning assets offset by a 20 basis point decrease in the net interest margin to 3.38% for the second quarter of 2003 from 3.58% for the same period last year. The increase in net interest income and the net interest margin was primarily the result of the following:

•	The yield on average earning assets decreased 84 basis points to 5.29% while the cost of deposits and other borrowed funds decreased 80 basis points to 2.33% for the second quarter of 2003. The Federal Reserve reduced interest rates by 50 basis points late in 2002, resulting in an average prime rate for the second quarter of 2003 of 4.25% as compared to 4.75% for the second quarter of 2002. The Federal Reserve again reduced interest rates by 25 basis points late in June 2003 which may affect the margin in future quarters.

•	Total average earning assets increased $178 million, or 13%, as compared to 2002. The Company’s average securities portfolio increased by $245.8 million or 68% primarily due to an increase in U.S. Government Agency securities ($192.9 million), U.S. Treasury securities ($34.5 million), and corporate and other securities ($20.0 million), offset by a decrease in municipal securities ($1.6 million).

•	Average loans for the second quarter of 2003 decreased $48.5 million, or 5%, as compared to the second quarter of 2002. The decrease is primarily attributable to decreases in construction loans ($37.6 million), residential mortgage loans ($19.3 million), commercial mortgage loans ($7.7 million), and commercial loans ($6.0 million), offset by increases in home equity loans ($15.6 million) and indirect vehicle loans ($7.9 million). (See “Loans” for further analysis.) The yield on loans dropped 55 basis points as compared to 2002. The effect of the low interest rate environment and related margin compression was partially offset by an increase in loan fees of $311,000 in the second quarter of 2003 as compared to 2002. Although loan fee income is a normal part of the business, the fees associated with the prepayment of loans are less predictable and can result in a spike in earnings since these fees are recorded in income when received.

•	Average Federal Funds sold decreased $19.4 million due to growth in the investment portfolio.

•	Average interest-bearing liabilities increased $147.4 million, or 13%, as compared to the second quarter of 2002. Average interest-bearing deposits increased $128.8 million primarily due to the promotion of the new Advance Interest CD product launched late in the first quarter of 2002 (increased $111.8 million), and growth in savings and NOW accounts (increased $58.2 million) due to the promotion of a new product, Privilege Checking, offset by a decrease in money market accounts ($17.4 million). In addition, the new Countryside office (opened in January 2003) averaged $34.3 million in deposits for the second quarter of 2003.

•	Trust Preferred Capital Securities (TRUPS) increased due to the Company’s $12 million participation in a pooled trust preferred offering issued late in the second quarter of 2002. In addition, average FHLB borrowings increased due primarily to new advances late in 2002 to finance the buildout of property in Other Real Estate Owned.

Average balances and effective interest yields and rates on a tax equivalent basis for the three months ended June 30, 2003 and 2002 were as follows (dollars in thousands):

	Three months ended June 30, 2003			Three months ended June 30, 2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Federal funds sold and interest-bearing deposits with banks	$38,527	$115	1.20%	$57,944	$251	1.74%
Investment securities [1,2]	606,840	7,110	4.69	360,991	5,496	6.11
Loans:[1,3]
Commercial	133,323	1,719	5.17	139,372	2,105	6.06
Real estate:
Construction, land acquisition and development	69,065	1,068	6.20	106,622	1,517	5.71
Commercial mortgage	219,452	3,932	7.09	227,194	4,019	7.10
Residential mortgage	87,676	1,345	6.14	106,932	1,802	6.76
Home equity	129,231	1,332	4.13	113,614	1,364	4.82
Indirect vehicle	242,821	3,472	5.74	234,971	4,008	6.84
Consumer	9,178	149	6.51	10,496	196	7.43

Total average loans	$890,746	$13,017	5.86%	$939,201	$15,011	6.41%

Total average earning assets/interest income	$1,536,113	$20,242	5.29%	$1,358,136	$20,758	6.13%
Cash and due from banks	38,311			42,756
Other assets	74,668			39,535
Allowance for loan losses	(8,682)			(7,995)

Total average assets	$1,640,410			$1,432,432

Interest-bearing deposits:
Savings deposits and NOW accounts	$201,017	$489.98%		$142,785	$411	1.16%
Money market accounts	134,057	370	1.11	151,475	767	2.03
Time deposits	716,583	4,618	2.58	628,617	5,593	3.57

Total interest-bearing deposits	$1,051,657	$5,477	2.09%	$922,877	$6,771	2.94%
Short-term debt	85,848	248	1.16	89,630	354	1.58
FHLB borrowings	101,000	1,263	5.02	89,890	1,350	6.02
Trust Preferred Capital Securities	18,000	307	6.84	6,659	170	10.29

Total interest-bearing liabilities/interest expense	$1,256,505	$7,295	2.33%	$1,109,056	$8,645	3.13%
Demand deposits	243,528			209,565
Other liabilities	21,080			11,647

Total liabilities	$1,521,113			$1,330,268
Shareholders’ equity	119,297			102,164

Total liabilities and shareholders’ equity	$1,640,410			$1,432,432

Net interest income/spread [1]		$12,947	2.96%		$12,113	3.00%

Net interest margin [1]			3.38%			3.58%

[1]	Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%. Tax equivalent interest income on securities consists of GAAP income of $6,966 and $5,265, plus the tax equivalent adjustment of $144 and $231 for the quarters ended June 30, 2003 and 2002, respectively. Tax equivalent interest income on commercial loans consists of GAAP income of $1,700 and $2,083, plus the tax equivalent adjustment of $19 and $22 for the quarters ended June 30, 2003 and 2002, respectively.
[2]	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted average tax equivalent yield of total investment securities was $590,436 and 4.83% for the three months ended June 30, 2003; and $357,413 and 6.17% for the three months ended June 30, 2002.
[3]	Average nonaccrual loans of $72 and $12,773 for the quarters ended June 30, 2003 and 2002, respectively, are included in the average balance.

The Company recorded a provision for loan losses of $250,000 for the second quarter of 2003 as compared to $10,850,000 for the second quarter of 2002. The decrease is due primarily to a special $10,350,000 provision to the allowance for loan losses recorded in the second quarter of 2002 occasioned by an apparent loan fraud on a property now written down and carried in Other Real Estate Owned.

Total other income increased $658,000, or 15%. Service charges on deposit accounts increased slightly over the second quarter of 2002. Treasury management customers have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash or a combination thereof. The treasury management fees included in service charges on deposit accounts represent cash fees paid by treasury management customers. These cash fees increased primarily due to a slight increase in pricing and the effect of more customers paying a portion of their fees in cash primarily as a result of a lower earnings credit attributed to account balances. As interest rates drop, so does the value assigned to deposit balances. Therefore, in the current low interest rate environment, cash fees tend to rise; whereas in a higher interest rate environment, the value of deposit balances cover more of the service charges and cash fees tend to decline. Total treasury management service charges, both cash and balance equivalents, decreased 3% as compared to the second quarter of 2002 primarily due to the volume of services on closed accounts exceeding that of new accounts opened. Included in this category is income from one significant customer totaling $403,000 and $362,000 for the three months ended June 30, 2003 and 2002, respectively. This customer’s contract with the Bank expired on June 30, 2003 and was not renewed. Expected revenue from this customer (representing residual volume) will taper off in the third quarter by approximately half and should be insignificant in the fourth quarter of 2003.

Investment management and trust fees increased $104,000 primarily due to new investment management customers. Discretionary assets under management climbed to $542.7 million at June 30, 2003, up from $390.4 million at June 30, 2002. Total trust assets under administration rose to $715.1 million at June 30, 2003 up from $611.1 million at June 30, 2002, primarily from new business generated and to a much lesser extent by market appreciation.

Merchant credit card processing fees decreased $41,000 due primarily to a decrease in sales volume as a result of closed accounts on a few high volume customers and pricing pressure from competitors, partially offset by the addition of low volume customers. The number of merchant outlets at June 30, 2003 increased to 412 as compared to 410 at June 30, 2002. Merchant credit card interchange expense included in Other Expenses, decreased $47,000 as compared to the second quarter of 2002.

Gain on mortgages sold with servicing released increased $303,000 as compared to the second quarter of 2002. The Company originated a total of $43.2 million in mortgage loans in the second quarter of 2003, of which $30.2 million were sold. During the same period of 2002, the Company originated $22.2 million in mortgage loans, of which $9.8 million were sold. Fee income is shown net of commissions paid to the mortgage originators. Fees from mortgages sold are expected to taper off as the volume of refinance activity slows in the current rising rate environment.

Income from the revenue sharing agreement made in connection with the sale of the Company’s credit card portfolio in 1997 decreased $225,000. Under the agreement, the Company shared in the revenue from the sold portfolio for the five years ending June 30, 2002. Since the contractual term expired in June 2002, the Company no longer receives income from this source.

Income from covered calls increased $406,000. The Company periodically will sell options to a dealer for the right to purchase certain treasury or agency securities held within the Bank’s investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at June 30, 2003.

Income from Bank Owned Life Insurance (BOLI) increased $199,000 due to the purchase of $15 million of BOLI late in 2002.

Total other expenses increased $1,647,000, or 18%, primarily due to a $971,000 valuation reserve established against the property in Other Real Estate Owned. (See Asset Quality.). Annualized operating expenses as a percentage of average assets rose slightly to 2.7% for 2003 compared to 2.6% for 2002. Annualized net overhead expenses as a percentage of average assets was 1.5% for 2003 compared to 1.4% for 2002. The efficiency ratio (other expenses divided by net interest income and other income) was 60.8% in 2003 compared to 56.7% in 2002.

Salaries and employee benefits increased $688,000 due to higher compensation costs and an increase in the average number of full-time equivalents to 360 from 333 for the same period of 2002. The Company expects salaries and benefits to rise throughout 2003 due to normal salary increases, increased health insurance costs, and a continued increase in full-time equivalents as a result of planned branch expansion and new sales and lending positions.

Combined occupancy and equipment expense increased $131,000 primarily due to costs associated with the opening of the Countryside branch in January 2003 and the Graue Mill branch in May 2003. The Company expects continued increases in occupancy and equipment expense throughout 2003 due to the planned opening of the St. Charles office later this year. See “Branch Expansion”. In addition, the lease for one of the tenants of the Company’s Oak Brook headquarters expired in April 2003, and the Company is currently expanding into that space. Income from this tenant for the second quarter of 2003 was $22,000, as compared to $68,000 in 2002, and will be zero going forward.

Professional fees decreased $208,000 primarily due to the additional legal and accounting services required in 2002 to address the apparent loan fraud.

Earnings Highlights—Six Month Results

The Company recorded net income for the first six months of 2003 of $9,130,000 compared with net income of $1,634,000 recorded in the first six months of 2002. Basic earnings per share for the first six months of 2003 were $.95 as compared to basic earnings per share of $.17 for the first six months of 2002, while diluted earnings per share were $.93 for 2003 compared with diluted earnings per share of $.17 for 2002.

Key performance indicators for the first six months of 2003 showed annualized return on average assets (ROA) of 1.15% compared to the ROA of .23% in 2002. The annualized return on average shareholders’ equity (ROE) for the first six months of 2003 was 15.76% compared to the ROE of 3.24% for the first six months of 2002.

Net interest income increased $2,402,000, or 11%, as compared to the first six months of 2002. This increase is primarily attributable to a 13% increase in average earning assets offset by a 9 basis point decrease in the net interest margin to 3.43% for the first six months of 2003 from 3.52% for the same period last year. The increase in net interest income and the net interest margin was primarily the result of the following:

•	The yield on average earning assets decreased 70 basis points to 5.46% while the cost of deposits and other borrowed funds decreased 78 basis points to 2.46% for the first six months of 2003. The Federal Reserve reduced interest rates by 50 basis points late in 2002, resulting in an average prime rate for the first six months of 2003 of 4.25% as compared to 4.68% for the first six months of 2002. The Federal Reserve reduced interest rates by 25 basis points late in June 2003 which may affect the margin in future quarters.

•	Total average earning assets increased $167.8 million, or 13%, as compared to 2002. The Company’s average securities portfolio increased by $212.2 million or 61% primarily due to an increase in U.S. Government Agency securities ($164.1 million), U.S. Treasury securities ($26.9 million), and corporate and other securities ($24.3 million), offset by a decrease in municipal securities ($3.1 million).

•	Average loans for the first six months of 2003 decreased $21.4 million, or 2%, as compared to the first six months of 2002. The decrease is primarily attributable to decreases in construction loans ($31.4 million), residential mortgage loans ($12.0 million), and commercial loans ($8.5 million), offset by growth in home equity loans ($14.2 million), commercial real estate mortgage loans ($10.4 million), and indirect vehicle loans ($7.3 million). The yield on loans dropped 49 basis points as compared to 2002. The effect of the low interest rate environment and related margin compression was offset by an increase in loan fees of $769,000 in the first six months of 2003 as compared to 2002. Although loan fee income is a normal part of the business, the fees associated with the prepayment of loans and contingent fee arrangements are less predictable and can result in a spike in earnings since these fees are recorded in income when received.

•	Average Federal Funds sold decreased $23.0 million due to growth in the investment portfolio.

•	Average interest-bearing liabilities increased $150.0 million, or 14%, as compared to the first six months of 2002. Average interest-bearing deposits increased $141.2 million primarily due to the promotion of the new Advance Interest CD product launched late in the first quarter of 2002 (increased $133.9 million), and growth in savings and NOW accounts (increased $48.0 million) due to the promotion of a new product, Privilege Checking, offset by a decrease in money market accounts ($15.0 million). In addition, the new Countryside office (opened in January 2003) averaged $25.2 million, in deposits for the first six months of 2003.

•	Trust Preferred Capital Securities (TRUPS) increased due to the Company’s $12 million participation in a pooled trust preferred offering issued late in the second quarter of 2002. In addition, average FHLB borrowings increased due primarily to new advances late in 2002 to finance the buildout of property in Other Real Estate Owned.

Average balances and effective interest yields and rates on a tax equivalent basis for the first six months of 2003 and 2002 were as follows (dollars in thousands):

	2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Federal funds sold and interest-bearing deposits with banks	$46,222	$ 277	1.21%	$69,242	$ 591	1.72%
Investment securities [1,2]	559,859	13,535	4.88	347,640	10,433	6.05
Loans:[1,3]
Commercial	132,664	3,498	5.32	141,170	4,228	6.04
Real estate:
Construction, land acquisition and development	70,853	2,248	6.40	102,264	3,015	5.95
Commercial mortgage	227,526	8,334	7.28	217,092	7,829	7.27
Residential mortgage	92,760	2,956	6.34	104,741	3,597	6.93
Home equity	126,891	2,562	4.07	112,737	2,695	4.82
Indirect vehicle	237,802	6,987	5.93	230,546	7,996	6.99
Consumer	9,310	291	6.30	10,658	394	7.43

Total average loans	$897,806	$26,876	6.04%	$919,208	$29,754	6.53%
Total average earning assets/interest income	$1,503,887	$40,688	5.46%	$1,336,090	$40,778	6.16%
Cash and due from banks	38,443			44,350
Other assets	72,569			38,788
Allowance for loan losses	(8,214)			(7,603)

Total average assets	$1,606,685			$1,411,625

Interest-bearing deposits:
Savings deposits and NOW accounts	$187,208	$ 956	1.03%	$139,246	$ 828	1.20%
Money market accounts	139,697	899	1.30	154,674	1,622	2.12
Time deposits	708,747	9,546	2.72	600,545	11,133	3.74

Total interest-bearing deposits	$1,035,652	$11,401	2.20%	$894,465	$13,583	3.06%
Short-term debt	84,303	513	1.23	100,520	925	1.86
FHLB borrowings	101,276	2,572	5.12	87,956	2,642	6.06
Trust Preferred Capital Securities	18,000	616	6.90	6,331	331	10.56

Total interest-bearing liabilities/interest expense	$1,239,231	$15,102	2.46%	$1,089,272	$17,481	3.24%
Demand deposits	232,227			208,013
Other liabilities	18,427			12,535

Total liabilities	$1,489,885			$1,309,820
Shareholders’ equity	116,800			101,805

Total liabilities and shareholders’ equity	$1,606,685			$1,411,625

Net interest income/spread [1]		$25,586	3.00%		$23,297	2.92%

Net interest margin [1]			3.43%			3.52%

[1]	Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%. Tax equivalent interest income on securities consists of GAAP income of $13,246 and $10,038, plus the tax equivalent adjustment of $289 and $395 for the six months ended June 30, 2003 and 2002, respectively. Tax equivalent interest income on commercial loans consists of GAAP income of $3,462 and $4,185, plus the tax equivalent adjustment of $36 and $43 for the six months ended June 30, 2003 and 2002, respectively.
[2]	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted average tax equivalent yield of total investment securities was $544,312 and 5.01% for the six months ended June 30, 2003; and $342,962 and 6.13% for the six months ended June 30, 2002.
[3]	Average nonaccrual loans of $496 and $7,074 for the six months ended June 30, 2003 and 2002, respectively, are included in the average balance.

The Company recorded a provision for loan losses of $1,000,000 for the first six months of 2003 as compared to $11,350,000 for the first six months of 2002. The decrease is due primarily to a $10,350,000 special provision in 2002 occasioned by an apparent loan fraud on a property now written down and carried in Other Real Estate Owned.

Total other income increased $1,383,000, or 16%. Service charges on deposit accounts increased $196,000 primarily due to an increase of $161,000, or 5%, in service fees earned in the Company’s treasury management business. Treasury management customers have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash or a combination thereof. The treasury management fees included in service charges on deposit accounts represent cash fees paid by treasury management customers. These cash fees increased primarily due to a slight increase in pricing and the effect of more customers paying a portion of their fees in cash primarily as a result of a lower earnings credit attributed to account balances. As interest rates drop, so does the value assigned to deposit balances. Therefore, in the current low interest rate environment, cash fees tend to rise; whereas in a higher interest rate environment, the value of deposit balances cover more of the service charges and cash fees tend to decline. Total treasury management service charges, both cash and balance equivalents, increased slightly as compared to the first six months of 2002. Included in this category is income from one significant customer totaling $779,000 and $688,000 for the six months ended June 30, 2003 and 2002, respectively. This customer’s contract with the Bank expired on June 30, 2003 and was not renewed. Expected revenue from this customer (representing residual volume) will taper off in the third quarter and should be insignificant in the fourth quarter of 2003.

Investment management and trust fees increased $204,000 primarily due to new investment management customers and to a much lesser extent by market appreciation.

Merchant credit card processing fees increased $90,000 due primarily to slightly higher sales volume, partially offset by pricing pressure from competitors. Merchant credit card interchange expense included in Other Expenses, rose $42,000 as compared to the first six months of 2002.

Gain on mortgages sold with servicing released increased $367,000, as compared to the first six months of 2002. The Company originated a total of $73.0 million in mortgage loans in the first six months of 2003, of which $55.9 million were sold. During the same period of 2002, the Company originated $50.0 million in mortgage loans, of which $25.4 million were sold. Fee income is shown net of commissions paid to the mortgage originators. Fees from mortgages sold are expected to taper off as the volume of refinance activity slows in the current rising rate environment.

Income from the revenue sharing agreement made in connection with the sale of the Company’s credit card portfolio in 1997 decreased $450,000. Under the agreement, the Company shared in the revenue from the sold portfolio for the five years ending June 30, 2002. Since the contractual term expired in June 2002, the Company no longer receives income from this source.

Income from covered calls increased $681,000. The Company periodically will sell options to a dealer for the right to purchase certain treasury or agency securities held within the Bank’s investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding these securities as earning assets. There were no outstanding call options at June 30, 2003.

Income from BOLI increased $393,000 due to the purchase of $15 million of BOLI late in 2002.

Total other expenses increased $2,646,000, or 15%, partially due to a $971,000 valuation reserve against property in Other Real Estate Owned. (See Asset Quality.) Annualized operating expenses as a percentage of average assets remained level at 2.6% for 2003 and 2002. Annualized net overhead expenses as a percentage of average assets were 1.4% for 2003 and 2002. The efficiency ratio (other expenses divided by net interest income and other income) was 58.7% in 2003 as compared to 57.4% in 2002.

Salaries and employee benefits increased $1,288,000 due to higher compensation costs and an increase in the average number of full-time equivalents. The Company expects salaries and benefits to rise throughout 2003 due to normal salary increases, increased health insurance costs, and a continued increase in full-time equivalents as a result of planned branch expansion and new sales and lending positions. The Company had 372 full-time equivalents at June 30, 2003 as compared to 347 full-time equivalents at June 30, 2002.

Combined occupancy and equipment expense increased $235,000 primarily due to costs associated with the opening of the Countryside branch in January 2003 and the Graue Mill branch in May 2003. The Company expects continued increases in occupancy and equipment expense throughout 2003 due to the planned opening of the St. Charles office later this year. See “Branch Expansion”. In addition, the lease for one of the tenants of the Company’s Oak Brook headquarters expired in April 2003, and the Company is currently expanding into that space. Income from this tenant for the first six months of 2003 was $88,000 as compared to $138,000 in 2002.

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

The Company and the Bank have numerous sources of liquidity including a significant portfolio of shorter term assets, readily marketable investment securities, the ability to attract consumer time deposits, access to various borrowing arrangements and capital resources. Available borrowing arrangements are summarized as follows:

The Bank:

•	Federal funds lines aggregating $95 million with five correspondent banks, subject to continued good financial standing. As of June 30, 2003, all $95 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $375 million with five brokerage firms based on the pledge of specific collateral and continued good financial standing of the Bank. As of June 30, 2003, approximately $360.3 million was available for use under these lines, subject to the availability of collateral.

•

Advances from the Federal Home Loan Bank of Chicago based on the pledge of specific collateral and FHLB stock ownership. As of June 30, 2003, advances totaled $101 million and less than $1 million remained available to the Bank under the FHLB agreements without the pledge of additional collateral. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $158 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. The line was unused at June 30, 2003.

As of June 30, 2003, the Bank has unpledged collateral totaling approximately $52.2 million available to pledge on the reverse repurchase agreements or Federal Home Loan Bank lines.

The Parent Company:

•	The Company has a revolving credit arrangement for $15 million. The line was unused at June 30, 2003. The line matured on April 1, 2003 and was renewed through April 1, 2004 and is anticipated to be renewed annually.

•	The Company has cash, short-term investments and other marketable securities totaling $10.9 million at June 30, 2003.

Interest Rate Sensitivity

The business of the Company and the composition of its balance sheet consist of investments in interest earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The net income of the Company depends, to a substantial extent, on the differences between the income the Company receives from loans, investment securities, and other earning assets and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities. In addition, since the Company’s primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market areas in which the Company operates.

The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. At June 30, 2003 and December 31, 2002, the Company was within policy objectives.

Rate shock analysis assesses the risk of changes in annual net interest income in the event of an immediate and sustained parallel change in market rates of plus or minus 25 to 200 basis points. The interest rate sensitivity presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement period and (ii) that changes in market interest rates are parallel and instantaneous across the yield curve. This analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur, such as lengthening or shortening the duration of the securities portfolio. These repositioning actions would likely reduce the variability of net interest income shown in the extreme interest rate shock forecasts.

As a result of absolute interest rates being so low at June 30, 2003 and December 31, 2002, (rates on fed funds, the three month Treasury, LIBOR and rates paid on certain core deposits were all below 2%), the Company assumed rates will probably not decline 200 basis points. The scale shown below reflects a more meaningful plus or minus 25 and 100 basis point rate shock. These projections should not be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred. (Dollars in thousands.)

	June 30, 2003
	-100bp	-25bp	+25bp	+100bp
Annual net interest income change from an immediate change in rates	$(869)	$(97)	$195	$634
Percent change	(1.8)%	(.2)%	.4%	1.3%

	December 31, 2002
	-100bp	-25bp	+25bp	+100bp

Annual net interest income change from an immediate change in rates	$626	$293	$(96)	$(301)
Percent change	1.3%	.6%	(.2)%	(.6)%

The profile as of June 30, 2003 indicates the Company’s net interest margin decreasing when interest rates are shocked down and increasing as interest rates are shocked up. The change in risk profile from December 31, 2002 is primarily due to the changes in interest rates from year-end levels as well as changes in the balance sheet.

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

The summary of these commitments to extend credit follows:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Commercial loans	$86,688	$88,064
Real estate:
Construction, land acquisition and development loans	50,996	71,886
Commercial mortgage	958	1,317
Home equity loans	132,726	127,001
Residential Mortgage	166	833
Consumer	114	109
Check credit	809	835
Performance standby letters of credit	4,501	7,486
Financial standby letters of credit	6,544	7,477

Total commitments	$283,502	$305,008

Investment Securities

The following table indicates investments by type (at carrying value):

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
U.S. Treasury	$52,361	$26,436
U.S. Government Agencies	510,915	387,720
State and municipal obligations	45,067	42,144
Corporate and other securities	44,683	51,185

Total investment portfolio	$653,026	$507,485

The Company’s holdings of U.S. Treasuries increased $25.9 million due to additional purchases of $70 million partially offset by sales. The average contractual maturity of this portfolio increased to 8.8 years at June 30, 2003 from 7.9 years at December 31, 2002. None of the U.S. Treasuries have call features as of June 30, 2003.

The U.S. Government Agency securities portfolio (including agency mortgage backed securities and agency collateralized mortgage obligations totaling $14.6 million) increased $123.2 million primarily due to additional purchases of $244.1 million, offset by maturities, calls and sales. Included in purchases are $24.9 million of securities that will settle in July 2003. The average contractual maturity of this portfolio increased to 7.2 years at June 30, 2003 from 6.4 years at December 31, 2002. Included in this portfolio are securities with a carrying value of $375.9 million that have certain call characteristics. Of the callable securities, $89.4 million with coupon rates ranging from 2.5% to 6.4% have the potential of being called during the remainder of 2003 and $154.5 million with coupon rates ranging from 2.3% to 6.1% have the potential of being called in 2004.

The Company’s municipal security holdings increased $2.9 million, and the average contractual maturity of this portfolio decreased to 4.0 years at June 30, 2003 from 4.3 years at December 31,

2002. Included in this portfolio are securities with a carrying value of $16.1 million that have certain call characteristics. Of the callable securities, $4.1 million with coupon rates ranging from zero coupon to 6.9% have the potential of being called during the remainder of 2003 and $4.0 million with coupon rates ranging from 4.7% to 6.4% have the potential of being called in 2004.

Holdings of corporate and other securities decreased $6.5 million primarily due to the sale of $15 million in a very short-term mutual fund offset by purchases of Federal Home Loan Bank stock and higher yielding long-term Trust Preferred Securities. Due to the sale of the mutual fund and equity securities, the average contractual maturity of this portfolio increased to 24.6 years at June 30, 2003 from 14.5 years at December 31, 2002. Included in this portfolio are securities with a carrying value of $19.8 million that have certain call characteristics. Of the callable securities, none are callable during the remainder of 2003 and $5.4 million with coupon rates of 3.78% and 9.38% have the potential of being called in 2004.

At June 30, 2003, there were no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies.

Loans

The following table indicates loans outstanding, as of the dates indicated:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Commercial loans	$133,105	$135,966
Real estate loans:
Construction, land acquisition and development	53,705	60,805
Commercial mortgage	222,196	245,099
Residential mortgage	86,730	100,840
Home equity	131,655	123,531
Indirect vehicle loans	248,958	236,109
Consumer loans	8,870	9,731

Loans, net of unearned discount	$885,219	$912,081

The commercial loan portfolio is substantially secured by business assets. The $2.9 million decrease in the portfolio is primarily due to the partial sale of two syndication loans and increased payoffs, offset by new loan volume. At June 30, 2003 and December 31, 2002, the commercial loan portfolio included nationally syndicated loans with a balance of $41.1 million and $39.3 million, respectively. The increased balance of syndicated loans represents new lines and additional draws on existing lines, offset by regular payoffs and the partial loan sales. Total exposure to nationally syndicated loans (including unfunded commitments) was $78.7 million and $72.2 million at June 30, 2003 and December 31, 2002, respectively. See Allowance for Loan Losses for further details on the loan sales.

The construction, land acquisition and development loans decreased $7.1 million due primarily to increased payoffs and paydowns, partially offset by new business generated. This portfolio is comprised of approximately 67% construction of 1-4 family detached homes, condominiums and townhouses in the Chicago metropolitan area; 30% multi-family residential projects; 2% retail properties; and 1% industrial properties.

The Company’s commercial mortgage portfolio decreased $22.9 million due primarily to loan payoffs from refinancings where borrowers locked in lower rates elsewhere. This portfolio is comprised of approximately 41% multi-family residential properties; 30% retail properties; 17% owner-occupied office and industrial buildings; and 12% non-owner occupied office and industrial buildings.

Residential mortgage loans decreased $14.1 million due to increased payoffs on the existing portfolio resulting from refinancings where borrowers locked in lower rates elsewhere.

Home equity loans increased $8.1 million due primarily to new originations and to a lesser extent increased usage, offset by increased payoffs due to first mortgage loan refinancing.

Indirect vehicle loans increased $12.8 million primarily due to increases in both the auto and the Harley Davidson loan portfolios. The auto loan portfolio totaled $215.4 million at June 30, 2003 and consists of approximately 15,000 loans originated in the Chicagoland area, of which 78% are new and 22% are used vehicles. The Harley Davidson motorcycle portfolio totaled $33.6 million at June 30, 2003 and consists of approximately 2,850 loans generated in twelve states as part of a national marketing initiative, of which 68% were originated in Illinois and Wisconsin.

The Company does not have any programs to buy or originate subprime credits. There were no loan concentrations to one borrower exceeding 10% of total loans at June 30, 2003 or December 31, 2002.

Allowance For Loan Losses

The allowance for loan losses is maintained at a level believed by management to be adequate to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, historical losses experienced by the industry, value of the underlying collateral, and other relevant factors. Loans which are determined to be uncollectible are charged off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance.

The following table summarizes the loan loss experience for the first six months of 2003 and 2002.

Six Months Ended June 30,
2003	2002
(Dollars in thousands)
Balance at beginning of period	$7,351	$6,982

Charge-offs during the period:[1]
Commercial loans	(809)	—
Indirect vehicle loans	(245)	(209)
Consumer loans	(11)	(8)

Total charge-offs	(1,065)	(217)
Recoveries during the period:
Construction, land acquisition and development loans	492	—
Commercial loans	—	24
Indirect vehicle loans	127	54
Consumer loans	7	8

Total recoveries	626	86
Net charge-offs during the period	(439)	(131)
Provision for loan losses	1,000	11,350

Allowance for loan losses, end of the period	$7,912	$18,201

Ratio of net charge-offs to average loans outstanding (annualized)	.10%	.03%
Allowance for loan losses as a percent of loans outstanding	.89%	1.91%
Ratio of allowance for loan losses to nonperforming loans	11.69	x	.96	x

The Company’s allowance for loan losses was $7.9 million at June 30, 2003, or .89% of loans outstanding, compared to $18.2 million, or 1.91% of loans outstanding at June 30, 2002. The decrease in the allowance is due to the charge-offs late in 2002 on two construction loans totaling $14.0 million. (See Asset Quality.) Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Net charge-offs for the first six months of 2003 totaled $439,000 compared to $131,000 in 2002. Gross charge-offs in 2003 of $1.1 million relate primarily to $809,000 charged off in the second quarter on the sale into the secondary market of $8.0 million of exposure ($6.7 million of outstanding balances) on two performing nationally syndicated credits. The Bank currently has retained $5.3 million of exposure ($4.0 million of outstanding balances) on these two credits. The Company’s remaining portfolio of nationally syndicated loans is also fully performing as required contractually.

[1]	There were no losses in the commercial mortgage, construction, residential mortgage or home equity loan portfolios during the periods presented.

With the exception of the charge-offs on these two loans, substantially all other charge-offs relate to the Company’s indirect vehicle portfolio. Annualized net charge-offs on this indirect portfolio were 10 basis points at June 30, 2003 compared to 14 basis points the prior year, both well below peers. Gross recoveries for the first six months of 2003 were $626,000, of which $492,000 related to a hotel loan (See Asset Quality) and the remainder of which were primarily from indirect vehicle loans.

Asset Quality

The following table summarizes the Company’s nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing, Other Real Estate Owned and repossessed vehicles):

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Nonaccrual	$—	$821
Loans which are past due 90 days or more and still accruing	677	623

Total nonperforming loans	677	1,444
Other real estate owned	13,163	7,944
Repossessed vehicles	231	217

Total nonperforming assets	$14,071	$9,605

Nonperforming loans to loans outstanding	.08%	.16%
Nonperforming assets to total assets	.84%	.60%
Nonperforming assets to total capital	11.28%	8.58%

At December 31, 2002, the Company had a participation in a nonaccrual construction loan on an unfinished hotel. The property which secured this loan was sold by order of the bankruptcy court in September 2002. In March 2003, an order was entered by the court and proceeds of approximately $1.3 million were distributed to the Bank. During the second quarter of 2003, the proceeds were applied to the remaining balance on the Bank’s books of $820,000, with the excess $492,000 treated as a recovery.

Other Real Estate Owned consists of a construction project to develop a 24 unit luxury condominium project in Chicago. Title to the property was acquired in November 2002 and recorded at its then net realizable value of $3.6 million. Through June 30, 2003, the Bank has funded $10.6 million of construction costs towards the project. An additional $8.2 million of costs are budgeted to finish the project which is expected to be substantially completed by late September 2003.

In late May, the Company introduced certain promotional sales incentives on the condominimum project. As a result, buyer interest has increased and two units are under contract. After evaluating these incentives and the estimated costs to complete, the Company established a valuation reserve of $971,000 during the second quarter bringing the carrying value in other real estate owned to $13.2 million. The repayment of the Bank’s investment in the project is dependent on the strength of the Chicago luxury condominium market, as a result, the Company will continue to evaluate the property quarterly for impairment and make valuation adjustments as deemed necessary.

Losses on repossessed vehicles are charged off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but rather are classified as “other assets” on the Balance Sheet. The typical holding period for resale of repossessed vehicles has extended to up to 120 days in 2003 from up to 90 days in 2002 due to a weaker used car market. The Bank’s portfolio of repossessed assets totaled $231,000 at June 30, 2003 compared to $217,000 at December 31, 2002.

In addition to nonperforming assets, there are certain loans in the portfolio which management has identified through its problem loan identification process, which exhibit a higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans totaling $14.5 million at June 30, 2003, down from $23.7 million at December 31, 2002.

Deposits

At June 30, 2003 total deposits were $1.306 billion, up from $1.265 billion at December 31, 2002. This increase was primarily due to the opening of two branches in 2003. At June 30, 2003, these branches accounted for $39.7 million in total deposits. The Company continued promotion of time deposits and rolled out a new product, Privilege Checking, which offers a tiered interest rate based on account balance. As a result of the higher interest rate for larger balances, Privilege Checking has brought in $25.7 million in deposits since its inception in February 2003.

Capital Resources

Shareholders’ equity totaled $124.7 million at June 30, 2003. The Company and the Bank’s Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for “well capitalized” banks. The following table shows the capital ratios of the Company and the Bank as of June 30, 2003 and the minimum ratios for “well capitalized” and “adequately capitalized” status.

			Capital Required To Be
	Actual		Well Capitalized		Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$137,555	12.80%	$107,485	10%	$85,988	8%
Oak Brook Bank	128,303	11.97	107,221	10	85,777	8
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	129,643	12.06	64,491	6	42,994	4
Oak Brook Bank	120,391	11.23	64,333	6	42,889	4
Tier 1 Capital (to Average Assets)
Consolidated	129,643	7.94	81,640	5	65,312	4
Oak Brook Bank	120,391	7.39	81,465	5	65,172	4

On July 15, 2003 the Company declared a three-for-two stock split to be effected as a 50% stock dividend. As a result of the split, shareholders of record as of August 11, 2003 will receive one additional share of common stock for every two shares owned. The new shares and any cash to be paid to shareholders in lieu of fractional shares will be issued on August 25, 2003. The par value of the common stock will remain at $2.00. All share and per share amounts have been restated to reflect the stock split effected in the form of a dividend.

The market price of the Company’s common stock at June 30, 2003 was $21.99 with a tangible book value of $12.65 per share. The ratio of the Company’s price to the last 12 months earnings was 11.95x.

During the first six months of 2003, the Company paid dividends of $.202 per share. The dividend payout ratio on six month earnings was 22.35% for 2003. On July 15, 2003 the Company declared a 31% increase in the quarterly cash dividend to $.14 payable on October 17, 2003, to shareholders of record as of October 6, 2003.

In 2000, the Board of Directors approved a stock repurchase program which authorizes (but does not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through August 2003 (as extended). Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. Seven thousand five hundred shares were purchased in the second quarter of 2003 at a price of $19.88 per share and approximately 149,000 shares remain available to be repurchased under the program.

Investment Sales Division

In May 2003, the Bank began operation of an Investment Sales Division. The new area is expected to execute a variety of securities transactions, dealing primarily in U.S. Treasuries, U.S. Government agencies, corporate debt securities, municipal bonds and mutual funds. The Division serves primarily commercial businesses, not-for-profit organizations, governmental entities, and high net worth families. During the first year of start-up, the Company anticipates expenses to exceed income from this source.

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

The Company’s banking subsidiary is Oak Brook Bank. In May, the Bank opened its 16th office at Graue Mill on York Road near Ogden in Oak Brook and adjacent to Hinsdale, Illinois. Early this fall, the Bank anticipates opening its 17th office at Route 38 and Randall Road in St. Charles, Illinois, near the Kane County Courthouse.

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

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See “Interest Rate Sensitivity” in ITEM 2.

ITEM4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes during the period covered by this Form 10-Q in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 6, 2003 at 1400 Sixteenth Street, Oak Brook Bank Conference Center, Oak Brook, Illinois. Common share votes disclosed in Item 4 do not reflect the three-for-two stock split.

Matters presented to the shareholders for vote were the election of three Class I directors and the ratification of the selection of the independent auditors. The number of Common shares eligible to vote at the annual meeting was 6,366,262. The results of the votes on these matters are as follows:

ELECTION OF DIRECTORS

Shareholders elected the following as Class I directors for a term expiring at the 2006 Annual Meeting of Shareholders. Votes cast were as follows:

	For	Against	Abstain
John W. Ballantine	5,862,879	182,599	43,666
Percent of Eligible Vote	92.09%	2.87%	.69%

Charles J. Gries	5,865,121	180,357	43,666
Percent of Eligible Vote	92.13%	2.83%	.69%

Frank M. Paris	6,044,236	1,242	43,666
Percent of Eligible Vote	94.94%	.02%	.69%

Additional directors, whose term of office continued after the meeting are as follows:

Class II—Term Expiring in 2004

Stuart I. Greenbaum

Richard M. Rieser, Jr.

Michael Stein

Class III—Term Expiring in 2005

Miriam Lutwak Fitzgerald

Eugene P. Heytow

Geoffrey R. Stone

RATIFICATION OF THE APPOINTMENT OF KPMG LLP AS INDEPENDENT AUDITORS FOR THE COMPANY

Shareholders ratified the appointment of KPMG LLP as independent auditors for 2003. Votes cast were as follows:

	For	Against	Abstain
Votes Received	5,913,288	223,425	9,931
Percent of Eligible Vote	92.88%	3.51%	.16%

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit (3.2)	Amended and Restated By-Laws of the Company (Exhibit 3.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 1999, incorporated herein by reference).

Exhibit (4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.3)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (10.1)	Eleventh Amendment to Revolving Credit Agreement between First Oak Brook Bancshares, Inc. and LaSalle Bank National Association dated April 1, 2003.*

Exhibit (31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eugene P. Heytow, Chief Executive Officer.*

Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Boumam, Chief Financial Officer.*

Exhibit (32.1)	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eugene P. Heytow, Chief Executive Officer.*

Exhibit (32.2)	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rosemarie Bouman, Chief Financial Officer.*

*Filed herewith.

(B)	Report on Form 8-K

A report on Form 8-K was filed with the SEC on July 16, 2003 announcing a stock split, dividend increase, and the Company’s second quarter earnings release dated July 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC.
(Registrant)

Date: August 11, 2003	/S/ RICHARD M. RIESER, JR
Richard M. Rieser, Jr. President (Duly authorized officer)

Date: August 11, 2003	/S/ ROSEMARIE BOUMAN
Rosemarie Bouman Vice President, Chief Financial Officer