Form 10-Q
period 2003-09-30
FIRST OAK BROOK BANCSHARES INC
filed 2003-11-13
CIK 717837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2003

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

As of November 12, 2003, 9,658,215 shares of the Company’s common stock, par value $2.00 per share, were outstanding.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets September 30, 2003 and December 31, 2002	3

Condensed consolidated statements of income Three and nine months ended September 30, 2003 and 2002	5

Condensed consolidated statements of changes in shareholders’ equity Nine months ended September 30, 2003 and 2002	7

Condensed consolidated statements of cash flows Nine months ended September 30, 2003 and 2002	8

Notes to condensed consolidated financial statements – September 30, 2003 and 2002	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Qualitative and Quantitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

Part II. Other Information

Item 1. Legal Proceedings	*

Item 2. Changes in Securities	*

Item 3. Defaults upon Senior Securities	*

Item 4. Submission of Matters to a Vote of Security Holders	*

Item 5. Other Information	*

Item 6. Exhibits and Report on Form 8-K	34

Signatures	36

*	Not applicable

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets

Cash and due from banks	$67,625	$61,505

Federal funds sold and interest-bearing deposits with banks	25,009	55,005

Securities held-to-maturity, at amortized cost (fair value, $10,715 and $10,685 at September 30, 2003 and December 31, 2002, respectively)	10,195	10,027

Securities available-for-sale, at fair value	628,280	497,458

Loans, net of unearned discount	877,524	912,081
Less allowance for loan losses	(8,205)	(7,351)

Net loans	869,319	904,730

Other real estate owned, net of valuation reserve of $1,203 at September 30, 2003	16,955	7,944

Premises and equipment, net	30,534	26,530

Bank owned life insurance	20,791	15,184

Other assets	20,727	19,113

Total Assets	$1,689,435	$1,597,496

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	September 30, 2003	December 31, 2002
	(Dollars in thousands except per share amounts)
Liabilities

Noninterest-bearing demand deposits	$264,290	$247,806
Interest-bearing deposits:
Savings deposits and NOW accounts	235,571	168,288
Money market accounts	123,920	149,671
Time deposits
Under $100,000	316,471	331,694
$100,000 and over	425,715	367,272

Total interest-bearing deposits	1,101,677	1,016,925

Total deposits	1,365,967	1,264,731

Securities sold under agreements to repurchase and other short term borrowings	59,827	71,602
Treasury, tax and loan demand notes	13,907	13,035
Federal Home Loan Bank borrowings	101,000	102,000
Trust Preferred Capital Securities	18,000	18,000
Other liabilities	13,178	16,186

Total Liabilities	1,571,879	1,485,554

Shareholders’ Equity

Preferred stock, no par value, authorized—100,000 shares, issued—none	—	—
Common stock, $2 par value, authorized—16,000,000 shares at September 30, 2003 and December 31, 2002, issued—10,924,868 shares at September 30, 2003 and December 31, 2002, outstanding—9,616,234 shares at September 30, 2003 and 9,501,196 shares at December 31, 2002	21,850	21,850
Surplus	5,170	4,586
Accumulated other comprehensive income, net of tax	2,496	8,523
Retained earnings	98,749	88,374
Less cost of shares in treasury, 1,308,634 common shares at September 30, 2003 and 1,423,672 common shares at December 31, 2002	(10,709)	(11,391)

Total Shareholders’ Equity	117,556	111,942

Total Liabilities and Shareholders’ Equity	$1,689,435	$1,597,496

See Notes to Condensed Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$12,172	$14,791	$39,012	$44,503
Interest on securities:
U.S. Treasury and Government agencies	6,002	5,206	16,998	13,503
Obligations of states and political subdivisions	491	542	1,519	1,527
Other securities	848	495	2,070	1,250
Interest on Federal funds sold and interest-bearing deposits with banks	122	268	399	859

Total interest income	19,635	21,302	59,998	61,642

Interest expense:
Interest on savings deposits and NOW accounts	555	435	1,511	1,263
Interest on money market accounts	315	769	1,215	2,391
Interest on time deposits	3,975	5,881	13,520	17,014
Interest on Federal funds purchased, securities sold under agreements to repurchase and other short term borrowings	151	320	647	1,108
Interest on Treasury, tax and loan demand notes	9	33	26	170
Interest on Federal Home Loan Bank borrowings	1,277	1,383	3,849	4,025
Interest on Trust Preferred Capital Securities	300	326	916	657

Total interest expense	6,582	9,147	21,684	26,628

Net interest income	13,053	12,155	38,314	35,014

Provision for loan losses	350	2,200	1,350	13,550

Net interest income after provision for loan losses	$12,703	$9,955	$36,964	$21,464

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands except per share amounts)
Other income:
Service charges on deposit accounts	$1,630	$1,898	$5,419	$5,491
Investment management and trust fees	532	406	1,551	1,221
Merchant credit card processing fees	1,189	1,262	3,589	3,572
Gain on mortgages sold, net of commissions	311	207	954	483
Income from revenue sharing agreement	—	—	—	450
Income from sale of covered call options	188	73	908	112
Income from bank owned life insurance	216	—	609	—
Other operating income	395	356	1,031	1,031
Investment securities (losses) gains, net	(39)	(4)	217	311

Total other income	4,422	4,198	14,278	12,671

Other expenses:
Salaries and employee benefits	6,046	3,961	17,671	14,298
Occupancy	715	578	2,010	1,643
Equipment	506	458	1,451	1,398
Data processing	484	442	1,364	1,247
Professional fees	281	704	967	1,471
Postage, stationery and supplies	274	278	805	817
Advertising and business development	478	406	1,422	1,259
Merchant credit card interchange	946	949	2,787	2,748
Provision for other real estate owned	232	—	1,203	—
Other operating expenses	572	598	1,477	1,470

Total other expenses	10,534	8,374	31,157	26,351

Income before income taxes	6,591	5,779	20,085	7,784

Income tax expense	1,955	1,662	6,319	2,033

Net income	$4,636	$4,117	$13,766	$5,751

Basic earnings per share	$.48	$.43	$1.43	$.61

Diluted earnings per share	$.47	$.42	$1.40	$.59

See Notes to Condensed Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	(Dollars in thousands)
Nine months Ended September 30, 2003

Balance at December 31, 2002	$21,850	$4,586	$8,523	$88,374	$(11,391)	$111,942
Comprehensive income, net of tax:
Net Income				13,766		13,766
Unrealized holding loss during the period of $5,886, net of reclassification adjustment for realized gain included in net income of $141			(6,027)			(6,027)

Total comprehensive income						7,739
Dividends declared				(3,391)		(3,391)
Exercise of stock options (including tax benefit)		584			791	1,375
Issue shares for the employee stock purchase plan					40	40
Purchase of treasury stock (excluding options)					(149)	(149)

Balance at September 30, 2003	$21,850	$5,170	$2,496	$98,749	$(10,709)	$117,556

Nine months Ended September 30, 2002

Balance at December 31, 2001	$21,850	$4,595	$3,437	$81,336	$(11,666)	$99,552
Comprehensive income, net of tax:
Net Income				5,751		5,751
Unrealized holding gain during the period of $5,390, net of reclassification adjustments for realized gain included in net income of $208			5,182			5,182

Total comprehensive income						10,933
Dividends declared				(2,562)		(2,562)
Issuance of notes receivable on exercised options		(300)				(300)
Exercise of stock options (including tax benefit)		214			180	394

Balance at September 30, 2002	$21,850	$4,509	$8,619	$84,525	$(11,486)	$108,017

See Notes to Condensed Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$13,766	$5,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	1,825	1,930
Provision for loan losses	1,350	13,550
Provision for other real estate owned	1,203	—
Investment securities gains, net	(217)	(311)
Decrease from revenue sharing agreement	—	(28)
FHLB-Chicago stock dividend	(472)	(233)
Origination of real estate loans for sale	(74,765)	(48,332)
Gain on sale of mortgage loans originated for sale	(1,386)	(735)
Proceeds from sale of real estate loans originated for sale	78,274	48,195
Increase in cash surrender value of life insurance	(609)	—
Increase in other assets	(963)	(4,680)
Increase (decrease) in other liabilities	1,271	(4,969)

Net cash provided by operating activities	19,277	10,138

Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(2,186)	(2,828)
Proceeds from maturities, calls and paydowns	2,028	3,573
Securities available-for-sale:
Purchases	(483,370)	(374,517)
Proceeds from maturities, calls and paydowns	179,252	120,601
Proceeds from sales	163,729	102,424
Decrease (increase) in loans	31,276	(42,068)
Purchases of premises and equipment, net of disposals	(5,876)	(3,677)
Additional capitalized costs of other real estate owned	(10,214)	—
Purchase of bank owned life insurance	(5,000)	(11,400)

Net cash used in investing activities	(130,361)	(207,892)

Cash flows from financing activities:
Increase in noninterest-bearing demand deposits	16,484	34,605
Increase in interest-bearing deposit accounts	84,752	158,719
Decrease in short term borrowing obligations	(10,903)	(9,703)
Proceeds from Federal Home Loan Bank borrowings	5,000	6,000
Repayment of Federal Home Loan Bank borrowings	(6,000)	(5,000)
Proceeds from Trust Preferred Capital Securities	—	12,000
Issuance of notes receivable on options exercised	—	(300)
Purchase of treasury stock	(149)	—
Exercise of stock options	1,375	394
Issuance of common stock for employee stock purchase plan	40	—
Cash dividends	(3,391)	(2,562)

Net cash provided by financing activities	87,208	194,153

Net decrease in cash and cash equivalents	(23,876)	(3,601)
Cash and cash equivalents at beginning of period	116,510	110,098

Cash and cash equivalents at end of period	$92,634	$106,497

Supplemental disclosures:
Interest paid	$25,056	$28,945
Income taxes paid	$6,800	$5,000
Transfer of auto loans to repossessed autos	$662	$1,128

See Notes to Condensed Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 and 2002

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements include the accounts of First Oak Brook Bancshares, Inc. (the Company) and its wholly-owned subsidiaries, Oak Brook Bank (the Bank), FOBB Statutory Trust I and FOBB Statutory Trust II. Also included are the accounts of Oak Real Estate Development Corporation and West Erie, LLC, wholly-owned subsidiaries of the Bank. All intercompany accounts and transactions have been eliminated in consolidation. In August, 2003 the Bank formed two new companies, OBB Real Estate Holdings, LLC, and OBB Real Estate Investments, LLC. These subsidiaries were established as part of an initiative to enhance earnings by reducing expenses, as well as providing alternative methods of raising capital in the future. These subsidiaries became active on October 1, 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

2.	Shareholders’ Equity:

On July 15, 2003 the Board of Directors declared a three-for-two stock split accomplished through a 50% stock dividend which was distributed on August 25, 2003 to shareholders of record on August 11, 2003. All share and per share amounts at and for the periods ended September 30, 2003, December 31, 2002, and September 30, 2002 have been restated to reflect the stock split effected in the form of a dividend.

3.	Earnings per Share:

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options.

The following table sets forth the computation for basic and diluted earnings per share for the periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Net income	$4,636,000	$4,117,000	$13,766,000	$5,751,000

Denominator for basic earnings per share - weighted average shares outstanding	9,636,235	9,508,242	9,596,319	9,501,792
Effect of diluted securities:
Stock options issued to employees and directors	257,671	261,950	241,541	261,866

Denominator for diluted earnings per share	9,893,906	9,770,192	9,837,860	9,763,658

Earnings per share:
Basic	$.48	$.43	$1.43	$.61

Diluted	$.47	$.42	$1.40	$.59

Weighted average options outstanding that were not included in the denominator for diluted earnings per share totaled zero and 9,205 for the three and nine month periods ending September 30, 2003, respectively, as their effect would be antidilutive. Weighted average options totaling 9,750 and 6,212 were antidilutive for the three and nine month periods ending September 30, 2002, respectively.

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

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting right or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. In October 2003, the FASB postponed the applicability of FIN No. 46 to many variable interest entities with a new implementation date in the fourth quarter. Adoption of FIN No. 46 is not expected to have any impact on the consolidated financial statements of the Company.

5.	Restatement and Reclassification

Certain amounts in the 2002 interim condensed consolidated financial statements have been reclassified to conform to their 2003 presentation.

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

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income as reported	$4,636,000	$4,117,000	$13,766,000	$5,751,000
Deduct stock-based compensation expense determined under fair value based methods, net of tax:
Stock option plan	(69,000)	(76,000)	(199,000)	(224,000)
Employee stock purchase plan	(5,000)	(5,000)	(15,000)	(6,000)

Pro forma net income	$4,562,000	$4,036,000	$13,552,000	$5,521,000

Earnings per share as reported:
Basic	$.48	$.43	$1.43	$.61
Diluted	$.47	$.42	$1.40	$.59
Pro forma earnings per share:
Basic	$.47	$.42	$1.41	$.58
Diluted	$.46	$.41	$1.38	$.57

7.	Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in preparation of the Company’s financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience, projected results and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Highlights – Third Quarter Results

The Company recorded net income for the third quarter of 2003 of $4,636,000 compared with net income of $4,117,000 in the third quarter of 2002. Basic earnings per share for the third quarter of 2003 were $.48 as compared to basic earnings per share of $.43 for third quarter 2002, while third quarter diluted earnings per share were $.47 for 2003 compared with diluted earnings per share of $.42 for 2002.

Key performance indicators for the third quarter of 2003 showed annualized return on average assets (ROA) of 1.11% compared to ROA of 1.06% in 2002. The annualized return on average shareholders’ equity (ROE) for the third quarter of 2003 was 15.76% compared to ROE of 15.43% for the third quarter of 2002.

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

Net interest income increased $898,000, or 7%, as compared to the third quarter of 2002. This increase is primarily attributable to a 5% increase in average earning assets complemented by a 5 basis point increase in the net interest margin to 3.39% for the third quarter of 2003 from 3.34% for the same period last year. The increase in net interest income and the net interest margin was primarily the result of the following:

YIELD

•	The yield on average earning assets decreased 73 basis points to 5.08% while the cost of deposits and other borrowed funds decreased 93 basis points to 2.08% for the third quarter of 2003. The Federal Reserve reduced interest rates by 50 basis points late in 2002 and another 25 basis points late in June 2003, resulting in an average prime rate for the third quarter of 2003 of 4% as compared to 4.75% for the third quarter of 2002.

•	As a result of the low interest rate environment, expected margin compression was offset by an increase in loan fees (primarily prepayment penalties) of $265,000 in the third quarter of 2003 as compared to 2002. Although loan fee income is a normal part of the business, the fees associated with the prepayment of loans are less predictable and can result in a spike in earnings since these fees are recorded in income when received. The margin was also boosted by discount accretion of $176,000 on a trust preferred security that was called during the quarter. As the Company’s policy is to accrete discounts to maturity, this additional accretion increased income.

VOLUME

•

Total average earning assets increased $75.7 million, or 5%, as compared to 2002. The Company’s average securities portfolio increased by $157.5 million or 33% primarily due to an increase in U.S. Government Agency securities ($91.7 million), U.S. Treasury securities ($39.5 million), corporate and other securities ($25.2 million), and municipal securities ($1.1 million). The increase in corporate and other securities is primarily due to the purchase of $25 million in additional FHLB of Chicago stock during the third quarter. The FHLB of Chicago declares its dividend based on the average stock holdings for the prior quarter; thus, dividend income from this source is recorded on a lagging basis. Dividend income will be recorded in the fourth quarter of 2003 based on the third quarter average balance of $29.1 million.

•	Average loans for the third quarter of 2003 decreased $69.4 million, or 7%, as compared to the third quarter of 2002. The decrease is primarily attributable to decreases in construction loans ($57.0 million), residential mortgage loans ($14.5 million), commercial mortgage loans ($13.5 million), and commercial loans ($7.9 million), offset by increases in home equity loans ($17.0 million) and indirect vehicle loans ($9.5 million). (See “Loans” for further analysis.) The yield on loans dropped 70 basis points as compared to 2002.

•	Average Federal Funds sold decreased $12.4 million due to excess liquidity from deposit growth and loan repayments being primarily invested in readily marketable U.S. Government Agency securities rather than the Federal Funds market.

•	Average interest-bearing liabilities increased $50.8 million, or 4%, as compared to the third quarter of 2002. Average interest-bearing deposits increased $51.1 million primarily due to growth in savings and NOW accounts (increased $81.8 million) due to the promotion of new products, offset by a decrease in money market accounts ($23.1 million). The increase includes average deposits for the third quarter 2003 of $40.4 million from the new Countryside office (opened in January 2003) and $5.0 million from the new Graue Mill office (opened in May 2003).

•	Average short-term debt decreased $9.6 million due primarily to a decrease in average commercial repurchase agreements.

•	Average FHLB borrowings increased $9.3 million due primarily to advances late in 2002 to finance the buildout of property in Other Real Estate Owned.

•	Average demand deposits increased $57.4 million due primarily to new customer volume.

Average balances and effective interest yields and rates on a tax equivalent basis for the three months ended September 30, 2003 and 2002 were as follows (dollars in thousands):

	Three months ended September 30, 2003			Three months ended September 30, 2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Federal funds sold and interest-bearing deposits with banks	$49,435	$122.98%		$61,878	$268	1.72%
Investment securities [1,2]	628,569	7,483	4.72	471,074	6,460	5.44
Loans:[1,3]
Commercial	123,097	1,566	5.05	131,016	2,053	6.22
Real estate:
Construction, land acquisition and development [3]	43,179	739	6.79	100,185	1,318	5.22
Commercial mortgage	221,802	3,885	6.95	235,299	4,191	7.07
Residential mortgage	88,098	1,150	5.18	102,564	1,715	6.64
Home equity	134,870	1,355	3.99	117,828	1,382	4.65
Indirect vehicle	249,913	3,366	5.34	240,391	3,959	6.53
Consumer	8,303	127	6.08	11,347	194	6.77

Total average loans	$869,262	$12,188	5.56%	$938,630	$14,812	6.26%

Total average earning assets/interest income	$1,547,266	$19,793	5.08%	$1,471,582	$21,540	5.81%
Cash and due from banks	39,987			40,624
Other assets	81,445			43,434
Allowance for loan losses	(8,084)			(17,884)

Total average assets	$1,660,614			$1,537,756

Interest-bearing deposits:
Savings deposits and NOW accounts	$226,195	$555.97%		$144,394	$435	1.20%
Money market accounts	128,797	315.97		151,871	769	2.01
Time deposits	702,506	3,975	2.24	710,156	5,881	3.29

Total interest-bearing deposits	$1,057,498	$4,845	1.82%	$1,006,421	$7,085	2.79%

Short-term debt	79,813	160.80		89,369	353	1.57
FHLB borrowings	101,000	1,277	5.02	91,674	1,383	5.98
Trust Preferred Capital Securities	18,000	300	6.63	18,000	326	7.18

Total interest-bearing liabilities/ interest expense	$1,256,311	$6,582	2.08%	$1,205,464	$9,147	3.01%
Demand deposits	273,619			216,258
Other liabilities	13,974			10,211

Total liabilities	$1,543,904			$1,431,933
Shareholders’ equity	116,710			105,823

Total liabilities and shareholders’ equity	$1,660,614			$1,537,756

Net interest income/spread [1]		$13,211	3.00%		$12,393	2.80%

Net interest margin [1]			3.39%			3.34%

[1]	Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%. Tax equivalent interest income on securities consists of GAAP income of $7,341 and $6,243, plus the tax equivalent adjustment of $142 and $217 for the quarters ended September 30, 2003 and 2002, respectively. Tax equivalent interest income on commercial loans consists of GAAP income of $1,550 and $2,032, plus the tax equivalent adjustment of $16 and $21 for the quarters ended September 30, 2003 and 2002, respectively.
[2]	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted average tax equivalent yield of total investment securities was $622,653 and 4.77% for the three months ended September 30, 2003; and $458,445 and 5.59% for the three months ended September 30, 2002.
[3]	Total average nonaccrual loans of $378 and $18,519 for the quarters ended September 30, 2003 and 2002, respectively, are included in the average balance. The majority of average nonaccrual loans are construction, land acquisition and development loans which represent $251 and $18,390 of the total nonaccrual balance. The yield on construction loans would be 6.85% and 6.39% in 2003 and 2002 had nonaccrual loans been excluded.

The Company recorded a provision for loan losses of $350,000 for the third quarter of 2003 as compared to $2,200,000 for the third quarter of 2002. The decrease is due primarily to a special $1,700,000 provision to the allowance for loan losses recorded in the third quarter of 2002 occasioned by an apparent loan fraud on a property now written down and carried in Other Real Estate Owned (See Asset Quality).

Total other income increased $224,000, or 5%. Service charges on deposit accounts decreased $268,000 primarily due to a decrease of $264,000 in service fees earned in the Company’s treasury management business. The decrease in treasury management fees is due primarily to the loss of one significant customer whose contract with the Bank expired on June 30, 2003 and was not renewed. Revenue from this customer, consisting primarily of cash fees, totaled $163,000 and $357,000 for the three months ended September 30, 2003 and 2002, respectively. Total treasury management service charges, both cash fees and balance equivalents, decreased 11% as compared to the third quarter of 2002. Treasury management customers have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or a combination thereof. The treasury management fees included in service charges on deposit accounts represent only the cash fees paid by treasury management customers.

Investment management and trust fees increased $126,000 primarily due to new investment management customers. Discretionary assets under management climbed to $584.6 million at September 30, 2003, up from $444 million at September 30, 2002. Total trust assets under administration rose to $733.9 million at September 30, 2003 up from $646.3 million at September 30, 2002, primarily from new business generated and to a lesser extent by market appreciation.

Merchant credit card processing fees decreased $73,000 due primarily to closed accounts on high volume customers and pricing pressure from competitors, partially offset by slightly higher sales volume from the addition of low volume customers. The number of merchant outlets at September 30, 2003 increased to 414 as compared to 411 at September 30, 2002. Merchant credit card interchange expense included in Other Expenses, decreased $3,000 as compared to the third quarter of 2002.

Gain on mortgages sold with servicing released increased $104,000 as compared to the third quarter of 2002. The Company originated a total of $47.6 million in mortgage loans in the third quarter of 2003, of which $22.4 million were sold. During the same period of 2002, the Company originated $30.7 million in mortgage loans, of which $22.8 million were sold. Fee income is shown net of commissions paid to the mortgage originators. Fees from mortgages sold are expected to drop significantly as the volume of refinance activity has slowed.

Income from covered calls increased $115,000. The Company periodically will sell options to a dealer for the dealer’s right to purchase certain treasury or agency securities held within the Bank’s investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at September 30, 2003.

Income from Bank Owned Life Insurance (BOLI) was $216,000 primarily from the purchase of $15 million of BOLI late in 2002. The Bank also purchased an additional $5 million of BOLI in August 2003.

Total other expenses increased $2,160,000. Annualized operating expenses as a percentage of average assets rose to 2.5% for 2003 compared to 2.2% for 2002. Annualized net overhead expenses as a percentage of average earning assets was 1.6% for 2003 compared to 1.1% for 2002. The efficiency ratio (other expenses divided by net interest income and other income) was 60.3% in 2003 compared to 51.2% in 2002. As further explained below, the dramatic increase in the foregoing 2003 ratios was primarily due to extraordinarily low ratios in 2002 resulting from the reduction in 2002 in previously accrued performance based compensation.

Salaries and employee benefits increased $2,085,000 due primarily to a $1,175,000 reduction in performance based compensation in 2002, higher compensation costs in 2003 and an increase in the average number of full-time equivalents to 369 from 343 for the same period of 2002. The Company expects salaries and benefits to remain relatively stable throughout the remainder of 2003.

Combined occupancy and equipment expense increased $185,000 primarily due to costs associated with the opening of the Countryside branch in January 2003 and the Graue Mill branch in May 2003. The Company expects continued increases in occupancy and equipment expense throughout 2003 due to the opening of the St. Charles office in October 2003. See “Branch Expansion”. In addition, the lease for one of the tenants of the Company’s Oak Brook headquarters expired in April 2003, and the Company is currently expanding into that space. There was no income from this tenant for the third quarter 2003 as compared to $66,000 in 2002.

Professional fees decreased $423,000 primarily due to the additional legal and accounting services required in 2002 to address the apparent loan fraud.

Provision for other real estate owned increased $232,000. (See Asset Quality.)

Earnings Highlights—Nine Month Results

The Company recorded net income for the first nine months of 2003 of $13,766,000 compared with net income of $5,751,000 recorded in the first nine months of 2002. Basic earnings per share for the first nine months of 2003 were $1.43 as compared to basic earnings per share of $.61 for the first nine months of 2002, while diluted earnings per share were $1.40 for 2003 compared with diluted earnings per share of $.59 for 2002.

Key performance indicators for the first nine months of 2003 showed annualized return on average assets (ROA) of 1.13% compared to the ROA of .53% in 2002. The annualized return on average shareholders’ equity (ROE) for the first nine months of 2003 was 15.76% compared to the ROE of 7.45% for the first nine months of 2002.

The low earnings and depressed ratios in 2002 are the result of a special $12.05 million pre-tax provision to the allowance for loan losses occasioned by an apparent loan fraud on a property now written down and carried in Other Real Estate Owned. (See Asset Quality.)

Net interest income increased $3,300,000, or 9%, as compared to the first nine months of 2002. This increase is primarily attributable to a 10% increase in average earning assets offset by a 3 basis point decrease in the net interest margin to 3.42% for the first nine months of 2003 from 3.45% for the same period last year. The changes in net interest income and the net interest margin were primarily the result of the following:

YIELD

•	The yield on average earning assets decreased 70 basis points to 5.33% while the cost of deposits and other borrowed funds decreased 82 basis points to 2.33% for the first nine months of 2003. The Federal Reserve reduced interest rates by 50 basis points late in 2002 and another 25 basis points late in June 2003, resulting in an average prime rate for the first nine months of 2003 of 4.17% as compared to 4.75% for the first nine months of 2002.

As a result of the low interest rate environment, the expected margin compression was partially offset by increases in loan fees of $1,034,000 in the first nine months of 2003 as compared to 2002. Although loan fee income is a normal part of the business, the fees associated with the prepayment of loans and contingent fee arrangements are less predictable and can result in a spike in earnings since these fees are recorded in income when received. The margin was also boosted by accretion of $176,000 on trust preferred securities calls.

VOLUME

•	Total average earning assets increased $136.8 million, or 10%, as compared to 2002. The Company’s average securities portfolio increased by $193.8 million, or 50%, primarily due to an increase in U.S. Government Agency securities ($139.8 million), U.S. Treasury securities ($31.1 million), and corporate and other securities ($24.6 million), offset by a decrease in municipal securities ($1.7 million).

•	Average loans for the first nine months of 2003 decreased $37.6 million, or 4%, as compared to the first nine months of 2002. The decrease is primarily attributable to decreases in construction loans ($40.0 million), residential mortgage loans ($12.8 million), and commercial loans ($8.3 million), offset by growth in home equity loans ($15.1 million), indirect vehicle loans ($8.0 million), and commercial real estate mortgage loans ($2.4 million). The yield on loans dropped 56 basis points as compared to 2002.

•	Average Federal Funds sold decreased $19.5 million due to excess liquidity from deposit growth and loan repayments being primarily invested in readily marketable agency securities rather than the federal funds market.

•	Average interest-bearing liabilities increased $116.6 million, or 10%, as compared to the first nine months of 2002. Average interest-bearing deposits increased $110.8 million primarily due to growth in savings and NOW accounts ($59.4 million) due to the promotion of new products, offset by a decrease in money market accounts ($17.7 million). The increase includes average deposits for the first nine months of 2003 of $30.3 million from the new Countryside office (opened in January 2003) and $1.8 million from the new Graue Mill office (opened in May 2003).

•	Average short-term debt decreased $14.0 million due primarily to an $11.2 million decrease in the average treasury, tax and loan note in addition to a decrease in average commercial repurchase agreements.

•	Trust Preferred Capital Securities (TRUPS) increased due to the Company’s $12 million participation in a pooled trust preferred offering issued late in the third quarter of 2002. In addition, average FHLB borrowings increased due primarily to advances late in 2002 to finance the buildout of property in Other Real Estate Owned.

•	Average demand deposits increased $35.4 million due primarily to new customer volume.

Average balances and effective interest yields and rates on a tax equivalent basis for the first nine months of 2003 and 2002 were as follows (dollars in thousands):

	2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Federal funds sold and interest-bearing deposits with banks	$47,305	$399	1.13%	$66,760	$859	1.72%
Investment securities [1,2]	583,014	21,018	4.82	389,237	16,893	5.80
Loans:[1,3]
Commercial	129,440	5,065	5.23	137,748	6,280	6.10
Real estate:
Construction, land acquisition and development [3]	61,527	2,986	6.49	101,563	4,333	5.70
Commercial mortgage	225,597	12,219	7.24	223,227	12,020	7.20
Residential mortgage	91,189	4,106	6.02	104,007	5,313	6.83
Home equity	129,580	3,917	4.04	114,452	4,078	4.76
Indirect vehicle	241,884	10,352	5.72	233,863	11,956	6.83
Consumer	8,970	420	6.26	10,893	586	7.20

Total average loans	$888,187	$39,065	5.88%	$925,753	$44,566	6.44%

Total average earning assets/interest income	$1,518,506	$60,482	5.33%	$1,381,750	$62,318	6.03%
Cash and due from banks	38,963			43,094
Other assets	75,559			40,355
Allowance for loan losses	(8,170)			(11,068)

Total average assets	$1,624,858			$1,454,131

Interest-bearing deposits:
Savings deposits and NOW accounts	$200,346	$1,511	1.01%	$140,981	$1,263	1.20%
Money market accounts	136,024	1,215	1.19	153,729	2,391	2.08
Time deposits	706,644	13,520	2.56	637,484	17,014	3.57

Total interest-bearing deposits	$1,043,014	$16,246	2.08%	$932,194	$20,668	2.96%
Short-term debt	82,790	673	1.09	96,762	1,278	1.77
FHLB borrowings	101,183	3,849	5.09	89,209	4,025	6.03
Trust Preferred Capital Securities	18,000	916	6.81	10,264	657	8.57

Total interest-bearing liabilities/interest expense	$1,244,987	$21,684	2.33%	$1,128,429	$26,628	3.15%
Demand deposits	246,176			210,791
Other liabilities	16,925			11,752

Total liabilities	$1,508,088			$1,350,972
Shareholders’ equity	116,770			103,159

Total liabilities and shareholders’ equity	$1,624,858			$1,454,131

Net interest income/spread [1]		$38,798	3.00%		$35,690	2.88%

Net interest margin [1]			3.42%			3.45%

[1]	Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%. Tax equivalent interest income on securities consists of GAAP income of $20,587 and $16,280, plus the tax equivalent adjustment of $431 and $613 for the nine months ended September 30, 2003 and 2002, respectively. Tax equivalent interest income on commercial loans consists of GAAP income of $5,012 and $6,217, plus the tax equivalent adjustment of $53 and $63 for the nine months ended September 30, 2003 and 2002, respectively.
[2]	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted average tax equivalent yield of total investment securities was $570,712 and 4.92% for the nine months ended September 30, 2003; and $381,879 and 5.91% for the nine months ended September 30, 2002.
[3]	Total average nonaccrual loans of $707 and $11,016 for the nine months ended September 30, 2003 and 2002, respectively, are included in the average balance. The majority of average nonaccrual loans are construction, land acquisition and development loans which represent $255 and $10,880 of the total nonaccrual balance. The yield on construction loans would be 6.52% and 6.39% had nonaccrual loans been excluded.

The Company recorded a provision for loan losses of $1,350,000 for the first nine months of 2003 as compared to $13,550,000 for the first nine months of 2002. The decrease is due primarily to a $12,050,000 special provision in 2002 related to the apparent loan fraud on a property now written down and carried in Other Real Estate Owned (See Asset Quality).

Total other income increased $1,607,000, or 13%. Service charges on deposit accounts decreased $72,000 primarily due to a decrease of $103,000, or 2%, in service fees earned in the Company’s treasury management business. The decrease in treasury management fees is due primarily to the loss of one significant customer whose contract with the Bank expired on June 30, 2003 and was not renewed. Revenue from this customer, consisting primarily of cash fees, totaled $942,000 and $1,044,000 for the nine months ended September 30, 2003 and 2002, respectively. Total treasury management service charges, both cash fees and balance equivalents, decreased 3% as compared to the first nine months of 2002. Treasury management customers have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or a combination thereof. The treasury management fees included in service charges on deposit accounts represent only the cash fees paid by treasury management customers.

Investment management and trust fees increased $330,000 primarily due to new investment management customers and to a lesser extent by market appreciation.

Gain on mortgages sold with servicing released increased $471,000, as compared to the first nine months of 2002. The Company originated a total of $122.6 million in mortgage loans in the first nine months of 2003, of which $78.3 million were sold. During the same period of 2002, the Company originated $80.7 million in mortgage loans, of which $48.2 million were sold. Fee income is shown net of commissions paid to the mortgage originators. Fees from mortgages sold are expected to drop significantly as the volume of refinance activity has slowed.

Income from the revenue sharing agreement made in connection with the sale of the Company’s credit card portfolio in 1997 decreased $450,000. Under the agreement, the Company shared in the revenue from the sold portfolio for the five years ending June 30, 2002. Since the contractual term expired in June 2002, the Company no longer receives income from this source.

Income from covered calls increased $796,000. The Company periodically will sell options to a dealer for the dealer’s right to purchase certain treasury or agency securities held within the Bank’s investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding these securities as earning assets. There were no outstanding call options at September 30, 2003.

Income from BOLI increased $609,000 due to the purchase of $15 million of BOLI late in 2002 and to a lesser extent, the purchase of another $5 million in August 2003.

Total other expenses increased $4,806,000, or 18%, primarily due to an increase in salaries and employee benefits and a $1,203,000 valuation reserve against property in Other Real Estate Owned. (See Asset Quality.) Annualized operating expenses as a percentage of average assets increased to 2.6% for 2003 compared to 2.4% for 2002. Annualized net overhead expenses as a percentage of average earning assets were 1.5% for 2003 and 1.3% for 2002. The efficiency ratio (other expenses divided by net interest income and other income) was 59.2% in 2003 as compared to 55.3% in 2002. The dramatic increase in the foregoing 2003 ratios was due to increased costs in 2003 in addition to extraordinarily low ratios in 2002 resulting from the 2002 reduction of performance based compensation.

Salaries and employee benefits increased $3,373,000 primarily due to a $1.175 million reduction in performance related compensation in 2002, higher compensation costs and an increase in the average number of full-time equivalents. The Company expects salaries and benefits to remain relatively stable throughout the remainder of 2003. The Company had 357 full-time equivalents at September 30, 2003 as compared to 336 full-time equivalents at September 30, 2002.

Combined occupancy and equipment expense increased $420,000 primarily due to costs associated with the opening of the Countryside branch in January 2003 and the Graue Mill branch in May 2003. The Company expects continued increases in occupancy and equipment expense throughout 2003 due to the opening of the St. Charles office in October 2003. See “Branch Expansion”. In addition, the lease for one of the tenants of the Company’s Oak Brook headquarters expired in April 2003, and the Company is currently expanding into that space. Income from this tenant for the first nine months of 2003 was $88,000 as compared to $204,000 in 2002.

Professional fees decreased $504,000 due to additional legal and accounting services required in 2002 to address the apparent loan fraud.

Advertising and business development increased $163,000 due primarily to promotions of new products and the opening of new branches in 2003.

Data processing increased $117,000 due to increased costs and services related primarily to the Bank’s main software provider.

Income Taxes

Income taxes for the first nine months of 2003 totaled $6,319,000 as compared to $2,033,000 for 2002. When measured as a percentage of income before taxes, the Company’s effective tax rate was 31.5% in 2003 as compared to 26.1% in 2002. Effective tax rates are lower than statutory rates due primarily to investments in tax exempt municipal bonds and the increase in the cash surrender value of BOLI that are not taxable. The increase in the effective tax rate in 2003 is partially due to the Company’s statutory tax rate being 35% in 2003 compared to 34% in 2002 as a result of lower earnings. In addition, in 2003 overall tax-exempt income relative to total pretax earnings was lower than in 2002.

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

The Company and the Bank have numerous sources of liquidity including a significant portfolio of shorter term assets, readily marketable investment securities, the ability to attract consumer time deposits, access to various borrowing arrangements and capital resources. Available borrowing arrangements are summarized as follows:

The Bank:

•	Federal funds lines aggregating $95 million with five correspondent banks, subject to the Bank’s continued good financial standing. As of September 30, 2003, all $95 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $475 million with five brokerage firms based on the pledge of specific collateral and continued good financial standing of the Bank. As of September 30, 2003, approximately $460 million was available for use under these lines, subject to the availability of collateral.

•	Advances from the Federal Home Loan Bank of Chicago based on the pledge of specific collateral and FHLB-Chicago stock ownership. As of September 30, 2003, advances totaled $101 million and approximately $6.1 million remained available to the Bank under the FHLB agreements without the pledge of additional collateral. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $149.8 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. The line was unused at September 30, 2003.

As of September 30, 2003, the Bank has excess collateral totaling approximately $64 million available to pledge on the reverse repurchase agreements or Federal Home Loan Bank lines.

The Parent Company:

•	The Company has a revolving credit arrangement for $15 million. The line was unused at September 30, 2003. The line matures on April 1, 2004 and is anticipated to continue to be renewed annually.

•	The Company has cash, short-term investments and other marketable securities totaling $11.3 million at September 30, 2003.

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

The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. At September 30, 2003 and December 31, 2002, the Company was within policy objectives.

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

As a result of absolute interest rates being so low at September 30, 2003 and December 31, 2002, (rates on fed funds, the three month Treasury, LIBOR and rates paid on certain core deposits were all below 2.00%), the Company assumed rates will probably not decline 200 basis points. The scale shown below reflects a more meaningful plus or minus 25 and 100 in addition to a plus 200 basis point rate shock. These projections should not be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred. (Dollars in thousands.)

	September 30, 2003
	-100bp	-25bp	+25bp	+100bp	+200bp
Annual net interest income change from an immediate change in rates	$(717)	$(190)	$33	$293	$636

Percent change	(1.4)%	(.4)%	.1%	.6%	1.3%

	December 31, 2002
	-100bp	-25bp	+25bp	+100bp	+200bp
Annual net interest income change from an immediate change in rates	$626	$293	$(96)	$(301)	$159

Percent change	1.3%	.6%	(.2)%	(.6)%	.3%

The profile as of September 30, 2003 indicates the Company’s net interest margin decreasing when interest rates are shocked down and increasing as interest rates are shocked up. The change in risk profile from December 31, 2002 is primarily due to the changes in interest rates from year-end levels as well as changes in the balance sheet.

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

The summary of these commitments to extend credit follows:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Commercial loans	$68,455	$59,151
Syndications	40,802	28,913
Real estate:
Construction, land acquisition and development loans	44,609	71,886
Commercial mortgage	790	1,317
Home equity loans	132,549	127,001
Residential Mortgage	166	833
Consumer	114	109
Check credit	807	835
Performance standby letters of credit	8,799	7,486
Financial standby letters of credit [1]	5,452	7,477

Total commitments	$302,543	$305,008

[1]	Included in the total financial standby letters of credit are syndication loans of $3.0 million and $4.0 million at September 30, 2003 and December 31, 2002, respectively.

Investment Securities

The following table indicates investments by type (at carrying value):

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
U.S. Treasury	$49,748	$26,436
U.S. Government Agencies	479,098	387,720
State and municipal obligations	42,665	42,144
Corporate and other securities	66,964	51,185

Total investment portfolio	$638,475	$507,485

The Company’s holdings of U.S. Treasuries increased $23.3 million due to additional purchases of $80.0 million partially offset by sales. The average contractual maturity of this portfolio increased to 8.5 years at September 30, 2003 from 7.9 years at December 31, 2002. None of the U.S. Treasuries have call features as of September 30, 2003.

The U.S. Government Agency securities portfolio (including agency mortgage backed securities and agency collateralized mortgage obligations totaling $36.8 million) increased $91.4 million primarily due to additional purchases of $364.3 million, partially offset by maturities, calls and sales. The average contractual maturity of this portfolio increased to 7.5 years at September 30, 2003 from 6.4 years at December 31, 2002. Included in this portfolio are securities with a carrying value of $328.1 million that have certain call characteristics. Of the callable securities, $25.1 million with coupon rates ranging from 2.39% to 5.24% have the potential of being called during the remainder of 2003 and $151.1 million with coupon rates ranging from 4.0% to 6.14% have the potential of being called in 2004.

The Company’s municipal security holdings increased $521,000, and the average contractual maturity of this portfolio decreased to 3.9 years at September 30, 2003 from 4.3 years at December 31, 2002. Included in this portfolio are securities with a carrying value of $17.0 million that have certain call characteristics. Of the callable securities, $5.5 million with coupon rates ranging from zero coupon (with an implicit rate of 3.45%) to 6.9% have the potential of being called during the remainder of 2003 and $3.9 million with coupon rates ranging from 4.65% to 6.38% have the potential of being called in 2004.

Holdings of corporate and other securities increased $15.8 million primarily due to purchases of $30 million of Federal Home Loan Bank of Chicago stock and $4.7 million in higher yielding long-term Trust Preferred Securities partially offset by the sale of $15 million in a very short-term mutual fund and sales of other securities. At September 30, 2003 the portfolio consists of $36.8 million of Federal Home Loan Bank of Chicago stock, $19.7 million in Trust Preferred Capital securities, $5.0 million in variable rate preferred stock, $4.8 million in Corporate Securities and the remainder in other securities. The average contractual maturity of this portfolio is 24.5 years at September 30, 2003 and is calculated only on the Trust Preferred and Corporate Securities as these are the only securities in this portfolio with a stated maturity date. Included in this portfolio are securities with a carrying value of $20.6 million that have certain call characteristics. Of the callable securities, none are callable during the remainder of 2003 and $5.3 million with coupon rates of 3.78% and 9.38% have the potential of being called in 2004.

At September 30, 2003, there were no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies.

Loans

The following table indicates loans outstanding, as of the dates indicated:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Commercial loans	$121,222	$135,966
Real estate loans:
Construction, land acquisition and development	39,131	60,805
Commercial mortgage	225,926	245,099
Residential mortgage	91,321	100,840
Home equity	138,045	123,531
Indirect vehicle loans	253,791	236,109
Consumer loans	8,088	9,731

Loans, net of unearned discount	$877,524	$912,081

The commercial loan portfolio is substantially secured by business assets. The $14.7 million decrease in the portfolio is due to the sale of one syndication loan, the partial sale of another syndication loan and increased payoffs, offset by new loan volume. At September 30, 2003 and December 31, 2002, the commercial loan portfolio included nationally syndicated loans with a balance of $31.9 million and $39.3 million, respectively. The decreased balance of syndicated loans represents regular payoffs and $8.5 million in loan sales (see Allowance for Loan Losses), offset by new lines and additional draws on existing lines. Total exposure to nationally syndicated loans (including unfunded commitments) was $75.7 million and $72.2 million at September 30, 2003 and December 31, 2002, respectively. See Allowance for Loan Losses for further details on the loan sales.

The construction, land acquisition and development loans decreased $21.7 million due to increased payoffs and paydowns, partially offset by new business generated. This portfolio is comprised of approximately 71% construction of 1-4 family detached homes, condominiums and townhouses in the Chicago metropolitan area; 26% multi-family residential projects; and 3% retail properties.

The Company’s commercial mortgage portfolio decreased $19.2 million due primarily to loan payoffs from refinancings where borrowers locked in lower rates elsewhere. This portfolio is comprised of approximately 41% multi-family residential properties; 29% retail properties; 18% owner-occupied office and industrial buildings; and 12% non-owner occupied office and industrial buildings.

Residential mortgage loans decreased $9.5 million due primarily to increased payoffs associated with refinancings on the existing portfolio due to the historical low mortgage interest rate environment. To offset payoffs, the Company kept $44.3 million of the $122.6 million in 2003 mortgage loan originations in the Bank’s portfolio. At the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and current market trends. The remaining $78.3 million in originations were sold with servicing released to investors.

Home equity loans increased $14.5 million due primarily to new originations and to a lesser extent increased usage, offset by payoffs due to first mortgage loan refinancing.

Indirect vehicle loans increased $17.7 million primarily due to increases in both the auto ($11.7 million) and the Harley Davidson ($6.0 million) loan portfolios. The auto loan portfolio totaled $218.2 million at September 30, 2003 and consists of approximately 14,000 loans originated in the Chicagoland area, of which 80% are new and 20% are used vehicles. Harley Davidson totaled $35.6 million and consists of approximately 3,000 loans generated in thirteen states as part of a national marketing initiative, of which 65% were originated in Illinois and Wisconsin. For the first nine months of 2003, the auto portfolio yield was 5.54% compared to the motorcycle yield of 6.88%.

The Company does not have any programs to buy or originate subprime credits. There were no loan concentrations to one borrower exceeding 10% of total loans at September 30, 2003 or December 31, 2002.

Allowance For Loan Losses

The allowance for loan losses is maintained at a level believed by management to be adequate to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, historical losses experienced by the industry, value of the underlying collateral, and other relevant and qualitative factors. Loans which are determined to be uncollectible are charged off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance. See “Allowance for Loan Losses” in the Annual Report on Form 10-K for further analysis of the Company’s policy on the allowance for loan losses.

The following table summarizes the loan loss experience for the first nine months of 2003 and 2002.

Nine months Ended September 30,
2003	2002
(Dollars in thousands)
Balance at beginning of period	$7,351	$6,982

Charge-offs during the period: [1]
Construction, land acquisition and development loans	—	(13,392)
Commercial loans	(815)	—
Indirect vehicle loans	(342)	(379)
Consumer loans	(13)	(13)

Total charge-offs	(1,170)	(13,784)

Recoveries during the period:
Construction, land acquisition and development loans	492	—
Commercial loans	1	39
Indirect vehicle loans	169	114
Consumer loans	12	15

Total recoveries	674	168

Net charge-offs during the period	(496)	(13,616)
Provision for loan losses	1,350	13,550

Allowance for loan losses, end of the period	$8,205	$6,916

Ratio of net charge-offs to average loans outstanding (annualized)	.07%	1.97%

Allowance for loan losses as a percent of loans outstanding	.94%	.73%

Ratio of allowance for loan losses to nonperforming loans	13.93	x	1.23	x

The Company’s allowance for loan losses was $8.2 million at September 30, 2003, or .94% of loans outstanding, compared to $6.9 million, or .73% of loans outstanding at September 30, 2002. The increase in the allowance is the result of management’s ongoing evaluation of the risks inherent in the various loan categories, the review of general economic conditions, as well as other quantitative and qualitative considerations. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Net charge-offs for the first nine months of 2003 totaled $496,000 compared to $13,616,000 in 2002. Gross charge-offs in 2003 of $1,170,000 relate primarily to $815,000 charged off on the sale into the secondary market of $9.8 million of exposure ($8.5 million of outstanding balances) on two

[1]	There were no losses or recoveries in the commercial mortgage, residential mortgage or home equity loan portfolios during the periods presented.

performing nationally syndicated credits. The Bank currently has retained $2.5 million of exposure ($1.9 million of outstanding balances) on one of these two credits. The Company’s remaining portfolio of nationally syndicated loans is also fully performing as required contractually. With the exception of the charge-offs on these two loans, substantially all other charge-offs relate to the Company’s indirect vehicle portfolio. Annualized net charge-offs on this indirect portfolio were 10 basis points at September 30, 2003 compared to 15 basis points the prior year, both well below peers. Gross recoveries for the first nine months of 2003 were $674,000, of which $492,000 related to a hotel loan (See Asset Quality) and the remainder of which were primarily from indirect vehicle loans.

Asset Quality

The following table summarizes the Company’s nonperforming assets (nonaccrual loans, renegotiated loans, loans past due 90 days or more and still accruing, Other Real Estate Owned and repossessed vehicles):

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Nonaccrual	$378	$821
Loans which are past due 90 days or more and still accruing	211	623

Total nonperforming loans	589	1,444
Other real estate owned	16,955	7,944
Repossessed vehicles	165	217

Total nonperforming assets	$17,709	$9,605

Nonperforming loans to loans outstanding	.07%	.16%
Nonperforming assets to total assets	1.05%	.60%
Nonperforming assets to total capital	15.06%	8.58%

At September 30, 2003, nonaccrual loans consist of a $251,000 commercial real estate loan that was paid off in October 2003 and a $127,000 mortgage loan currently in foreclosure. At December 31, 2002, the Company had a participation in a nonaccrual construction loan on an unfinished hotel. The property which secured this loan was sold by order of the bankruptcy court in September 2002. In March 2003, an order was entered by the court and proceeds of approximately $1.3 million were distributed to the Bank. During the first quarter of 2003, the proceeds were applied to the remaining balance on the Bank’s books of $820,000, with the excess $492,000 treated as a recovery.

Other Real Estate Owned consists of a Chicago construction project to develop a 24 unit luxury condominium with 53 deeded parking spaces. The project is substantially completed and a temporary occupancy certificate was issued in early November 2003. Four units and seven parking spaces are under contract with escrow deposits in hand. These contracts represent approximately 17% of the total number of units and approximately 17% of projected sales dollars. Another unit has a contract pending a sales contingency. Closings for three of the units are scheduled for late November.

Title to the property was acquired in November 2002 and recorded at its then net realizable value of $3.6 million. Through September 30, 2003, the Bank has funded $14.6 million of project costs. In light of the sales and the estimated costs to complete, the Company increased the valuation reserve by $232,000 to $1.2 million during the third quarter, bringing the net realizable value in Other Real

Estate Owned to $17.0 million. The Bank anticipates funding an additional $4.4 million of costs to complete the project. The repayment of the Bank’s investment in the project is dependent on the strength of the Chicago luxury condominium market; as a result, the Company will continue to evaluate the property quarterly for impairment and make valuation adjustments as deemed necessary.

The Bank is pursuing multiple legal actions against potentially responsible parties, including the developers and guarantors and the Bank’s bonding company. No assurances can be given about the likelihood, amount, or timing of any recoveries.

Losses on repossessed vehicles are charged off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but rather are classified as “other assets” on the Balance Sheet. The typical holding period for resale of repossessed vehicles is 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The Bank’s portfolio of repossessed assets totaled $165,000 at September 30, 2003 compared to $217,000 at December 31, 2002.

In addition to nonperforming assets, there are certain loans in the portfolio which management has identified through its problem loan identification process, which exhibit a higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans totaling $11.7 million at September 30, 2003, down from $23.7 million at December 31, 2002.

Deposits

At September 30, 2003 total deposits were $1.366 billion, up from $1.265 billion at December 31, 2002. This increase was primarily due to the opening of two branches in 2003, new retail products, and the purchase of Brokered Certificates. At September 30, 2003, the new Countryside and Graue Mill branches accounted for $52.6 million in total deposits. The Company rolled out a new retail product which has a balance of $42.3 million since its inception in February 2003. In addition to new branches and products, the Company also purchased $25 million in one-year low rate Brokered Time Deposits. Total brokered time deposits were $35.1 million at September 30, 2003. Additionally, noninterest bearing demand accounts also grew $16.4 million due to new commercial customers.

Capital Resources

Shareholders’ equity totaled $117.6 million at September 30, 2003. The Company and the Bank’s Tier 1, total risk-based capital and leverage ratios are in excess of minimum regulatory guidelines and also exceed the FDIC criteria for “well capitalized” banks. The following table shows the capital ratios of the Company and the Bank as of September 30, 2003 and the minimum ratios for “well capitalized” and “adequately capitalized” status.

	Actual		Capital Required To Be
			Well Capitalized		Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of September 30, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$141,265	13.08%	$107,966	10%	$86,372	8%
Oak Brook Bank	131,595	12.25	107,388	10	85,910	8
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	133,060	12.32	64,779	6	43,186	4
Oak Brook Bank	123,390	11.49	64,433	6	42,955	4
Tier 1 Capital (to Average Assets)
Consolidated	133,060	8.00	83,153	5	66,522	4
Oak Brook Bank	123,390	7.44	82,952	5	66,361	4

On July 15, 2003 the Company declared a three-for-two stock split to be effected as a 50% stock dividend. As a result of the split, shareholders of record as of August 11, 2003 received one additional share of common stock for every two shares owned. The new shares and any cash to be paid to shareholders in lieu of fractional shares were issued on August 25, 2003. The par value of the common stock remained at $2.00. All share and per share amounts have been restated to reflect the stock split effected in the form of a dividend.

The market price of the Company’s common stock at September 30, 2003 was $24.78 with a tangible book value of $11.88 per share. The ratio of the Company’s price to the last 12 months earnings was 13.11x.

During the first nine months of 2003, the Company paid dividends of $.308 per share. The dividend payout ratio on nine month earnings was 24.63% for 2003. On July 15, 2003 the Company declared a 31% increase in the quarterly cash dividend to $.14 payable on October 17, 2003, to shareholders of record as of October 6, 2003.

In 2000, the Board of Directors approved a stock repurchase program which authorizes (but does not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through January 2005 (as extended). Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. The Company repurchased 7,500 shares at an average price of $19.88 during 2003, and approximately 149,000 shares remain available to be repurchased under the program.

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

Branch Expansion

The Company’s banking subsidiary is Oak Brook Bank. In October the Bank opened its 17th office at Route 38 and Randall Road in St. Charles, Illinois, near the Kane County Courthouse.

One of the Company’s primary growth strategies is branch expansion in the Chicago metropolitan area. This form of growth requires a significant investment in nonearning assets during the construction phase. Upon completion, for a time, expenses exceed the income of the branch. While new branches retard short-term earnings, the Company believes its market warrants judicious office additions.

Condensed Consolidated Quarterly Earnings Summary

	2003			2002
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands)
Interest income	$19,635	$20,079	$20,284	$20,925	$21,302	$20,504	$19,836
Interest expense	6,582	7,295	7,807	8,491	9,147	8,645	8,836

Net interest income	$13,053	$12,784	$12,477	$12,434	$12,155	$11,859	$11,000
Provision for loan losses	350	250	750	1,100	2,200	10,850	500
Other income	4,422	5,133	4,723	4,779	4,198	4,475	3,998
Other expense	10,534	10,901	9,722	9,390	8,374	9,254	8,723

Income (loss) before income taxes	$6,591	$6,766	$6,728	$6,723	$5,779	$(3,770)	$5,775
Income tax expense (benefit)	1,955	2,182	2,182	1,973	1,662	(1,441)	1,812

Net income (loss)	$4,636	$4,584	$4,546	$4,750	$4,117	$(2,329)	$3,963

Diluted earnings (loss) per share	$.47	$.47	$.46	$.49	$.42	$(.25)	$.41

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See “Interest Rate Sensitivity” in ITEM 2 above.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes during the period covered by this Form 10-Q in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

Exhibit	(3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit	(3.2)	Amended and Restated By-Laws of the Company (Exhibit 3.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit	(4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the period ended September 30, 1999, incorporated herein by reference).

Exhibit	(4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit	(4.3)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit	(4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit	(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eugene P. Heytow, Chief Executive Officer.*

Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*

Exhibit (32.1)	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eugene P. Heytow, Chief Executive Officer.*

Exhibit (32.2)	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rosemarie Bouman, Chief Financial Officer.*

*	Filed herewith.

(B)	Report on Form 8-K

A report on Form 8-K was filed with the SEC on July 16, 2003 announcing the Company’s second quarter earnings release dated July 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC. (Registrant)

Date: November 12, 2003	/s/ RICHARD M. RIESER, JR
Richard M. Rieser, Jr.
President
(Duly authorized officer)

Date: November 12, 2003	/s/ ROSEMARIE BOUMAN
Rosemarie Bouman
Vice President, Chief Financial Officer