Form 10-K
period 2003-12-31
FIRST OAK BROOK BANCSHARES INC
filed 2004-03-12
CIK 717837

UNITED STATES SECURITIES

AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number 0-14468

FIRST OAK BROOK BANCSHARES, INC.

DELAWARE	36-3220778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Sixteenth Street, Oak Brook, IL 60523 - Telephone Number (630) 571-1050

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.00 par value
Preferred Share Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  X

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No        .

      The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at June 30, 2003 was approximately: $139,067,377 based upon the last sales price of the registrant’s common stock of $21.99 per share as reported by the National Association of Securities Dealers Automated Quotation System on June 30, 2003. As of March 8, 2004, 9,690,381 shares of common stock were outstanding.

      Documents incorporated by reference: Portions of the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed on or about April 1, 2004 are incorporated by reference in Part III.

Form 10-K Table of Contents

      Certain information required to be included in Form 10-K is included in the Proxy Statement used in connection with the 2004 Annual Meeting of Shareholders to be held on May 4, 2004.

PART I

ITEM 1.	Business and Statistical Disclosure by Bank Holding Companies

General

      First Oak Brook Bancshares, Inc. (the “Company”) was organized under Delaware law in 1983 as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding capital stock of Oak Brook Bank (the “Bank”), Oak Brook, Illinois, which is an Illinois state-chartered bank. The Company is headquartered and its largest banking office is located in Oak Brook, Illinois, twenty miles west of downtown Chicago. The Company employs 331 full-time and 31 part-time employees which represent 349 full-time equivalent employees at December 31, 2003.

      The Company has authorized 16,000,000 shares of Common Stock with a par value of $2.00. As of December 31, 2003, the Company had total assets of $1.848 billion, loans of $915.7 million, deposits of $1.459 billion, and shareholders’ equity of $120.9 million.

      The business of the Company consists primarily of the ownership, supervision and control of the Bank. The Company provides the Bank with advice, counsel and specialized services in various fields of banking policy and strategic planning. In addition to the Bank, the Company operates three wholly-owned subsidiaries: FOBB Statutory Trust I, FOBB Statutory Trust II and FOBB Statutory Trust III, created in 2000, 2002 and 2003, respectively, for the purpose of raising capital through participation in pooled trust preferred offerings. In accordance with new accounting guidelines, the Statutory Trust subsidiaries were deconsolidated in the first quarter of 2004. This deconsolidation did not have a material effect on the consolidated financial statements of the Company. See “Impact of Pending Accounting Standards” in Item 7 of this Form 10-K.

      The Bank operates three wholly-owned subsidiaries, Oak Real Estate Development Corporation, West Erie, LLC, and OBB Real Estate Holdings, LLC. Oak Real Estate Development Corporation was formed in 2000 to acquire, develop and rehabilitate single family and multifamily properties in Illinois. West Erie, LLC was formed in 2002 solely to develop and market a luxury condominium project acquired by the Bank by agreement in lieu of foreclosure.

      In October 2003, the Bank formed OBB Real Estate Holdings, LLC, a wholly-owned subsidiary. This subsidiary owns substantially all the shares of OBB Real Estate Investments, LLC. These subsidiaries were established as part of an initiative to enhance earnings by reducing expenses and to provide alternative methods of raising capital in the future.

      The Company, through the Bank, operates in a single segment engaging in general retail and commercial banking business, primarily in the Chicago Metropolitan area. The services offered include demand, savings and time deposits, corporate treasury management services, merchant credit card processing, commercial lending products such as commercial loans, construction loans, mortgages and letters of credit, and personal lending products such as residential mortgages, home equity lines and vehicle loans. The Bank operates a full-service investment management and trust department, and in 2003, formed an investment sales division. The investment sales division executes customer investment transactions in U.S. Treasury, U.S. Government agency, corporate and municipal securities primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth families.

      The Bank offers its services through multiple delivery channels. The Bank has seventeen brick and mortar offices; ten in DuPage County, five in Cook County, one in Will County, and one in Kane County, Illinois. Fifteen of these offices are in the western suburbs of Chicago, one is in a northern suburb of Chicago and one is in the River North neighborhood of Chicago, just north of the Loop and west of Michigan Avenue. The Bank offers a call center at 800-536-3000. Our Internet Branch at www.obb.com offers on-line banking and bill payment services in addition to accepting applications for consumer loans and retail accounts. The Bank has deployed 21 owned ATM’s, 17 located at bank offices and 4 located off premises, which its customers can use for free; and it allows its customers access to networked ATM’s (STAR & CIRRUS) for a fee.

      The extension of credit inherently involves certain levels and types of risk (credit and default risk, interest rate and maturity mismatch risk, liquidity risk, industry and concentration risk and general economic conditions), which the Company manages through the establishment of lending, credit and asset/liability management policies and procedures. Credit risk is controlled and monitored through the use of lending standards, an individual review of potential borrowers and active asset quality management and administration. Active asset quality management and administration, including early problem loan identification and timely resolution of problems, further promotes appropriate management of credit risk and minimization of loan losses.

      Loans originated must comply with governmental rules, regulations and laws. While the Bank’s loan policies vary for different loan products, the policies generally cover such items as: percentages to be advanced and the type of lien taken to secure collateral, payment and maturity terms, down payment and/or loan-to-value requirements, debt-to-income and/or debt service coverage ratios, credit history, insurance requirements and other matters of credit concern. The Bank’s loan policies grant limited loan approval authority to designated loan officers. Where a credit request exceeds the loan officer’s approval authority, approval by a senior lending officer and/or bank loan committee and/or board of directors is required.

Competition

      The Company’s offices are part of the Chicago banking market, as defined by the Federal Reserve Bank of Chicago, which at June 30, 2003 (the most recent date for which statistics are available), had deposits in 305 financial institutions (commercial banks and thrift institutions) totaling $211.4 billion. Based on total deposits, the Bank was the 23rd largest financial institution serving the Chicago banking market. At June 30, 2003, the Bank had an approximate 4.9% market share of the total deposits in 75 DuPage County financial institutions, an approximate .2% market share of total deposits in 202 Cook County financial institutions and an approximate .4% market share of total deposits in 49 Will County financial institutions. The Company also began operating in Kane County in October of 2003. At June 30, 2003, Kane County consisted of 45 financial institutions with $6.5 billion of deposits. At December 31, 2003, the Company had $23.3 million in Kane County deposits.

      The Bank is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries, including banks, savings and loan associations, finance companies, credit unions, mortgage companies, merchants, stockbrokers, insurance companies, mutual funds and investment companies. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits; the price of products and services; the variety of financial services offered; convenience of service delivery in terms of extended hours, access to services through branches and offices, ATMs, the internet and call centers; and the qualifications, experience and skills of bank personnel. Additional competitive pressure also comes from several out-of-state banks’ (for example, Fifth Third Bank, Washington Mutual Savings Bank, and Bank of America) recent aggressive branch expansion into the Chicago banking market. In doing so, these banks are competing with the Company not only for retail and commercial customers, but also for competent bank personnel.

Available Information

      Our Internet address is www.firstoakbrook.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our site also includes Investor Information, Stock Information, Corporate Governance Policies, Code of Ethics, Audit Committee Charter and Independent Directors Committee Charter including sub-charter relating to Compensation Matters and Nominating and Corporate Governance Matters.

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

Tier 1, or “core,” capital consists of the sum of: common shareholders’ equity; qualifying noncumulative perpetual preferred stock; qualifying cumulative perpetual preferred stock (subject to some limitations); and minority interests in the common equity accounts of consolidated subsidiaries, less goodwill and specified intangible assets.

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

      As of December 31, 2003, the Company’s and the Bank’s capital exceeded the Federal Reserve’s and FDIC’s “well capitalized” guidelines. See Note 11 to Item 8 of this Form 10-K.

      Acquisitions. The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, or acting as an investment or financial advisor. As stated above, however, the Federal Reserve expects bank holding companies to maintain strong capital positions while experiencing growth. In addition, the Federal Reserve, as a matter of policy, may require a bank holding company to be “well-capitalized” at the time of filing an acquisition application and upon consummation of the acquisition. Under the BHC Act and Federal Reserve regulations, the Company is prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products, the Company may not condition a client’s purchase of one of its services on the purchase of another service. The passage of the Gramm-Leach-Bliley Act, however, allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions to entering into certain business transactions that bank holding companies currently face. See the discussion of the Gramm-Leach-Bliley Act below.

      Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Efficiency Act of 1994 (the “Interstate Banking Act”), adequately capitalized and adequately managed bank holding companies are allowed to acquire banks across state lines subject to various limitations. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

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

      In addition to the restrictions on dividends imposed by the Federal Reserve, Delaware law also places limitations on the Company’s ability to pay dividends. For example, the Company may not pay dividends to shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company’s cash flow is the dividends from the Bank, the Company’s ability to pay dividends will depend on the amount of dividends paid by the Bank. The Company cannot be sure that the Bank will pay such dividends.

Bank Regulation

      The Bank is subject to supervision and examination by the commissioner of the Illinois Office of Banks and Real Estate (the “Commissioner”) and, as a non-Federal Reserve member, FDIC-insured bank, to supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Chicago. The Federal Deposit Insurance Act (“FDIA”) requires prior FDIC approval for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the power to the FDIC to issue cease and desist orders. A cease and desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activity or could require a bank to take certain affirmative action. The FDIC also supervises compliance with the federal law and regulations which place restrictions on loans by FDIC-insured banks to an executive officer, director or principal shareholder of the bank, the bank holding company which owns the bank, and any subsidiary of such bank holding company. The FDIC also examines the Bank for its compliance with statutes which restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon: extensions of credit between the bank holding company and any non-banking affiliates; the purchase of assets from affiliates; the issuance of guarantees, acceptances or letters of credit on behalf of affiliates; and, investments in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit. Also, the Bank is subject to restrictions with respect to engaging in the issuance, underwriting, public sale or distribution of certain types of securities and to restrictions upon: the nature and amount of loans which it may make to a single borrower (and, in some instances, a group of affiliated borrowers); the nature and amount of securities in which it may invest; the amount of investment in the Bank premises; and the manner in and extent to which it may borrow money.

      Furthermore, all banks are affected by the credit policies of the Federal Reserve, which regulates the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The Federal Reserve’s monetary policies have had a significant effect on the operating results of commercial banks in the past and we expect this trend to continue in the future.

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

      Federal Reserve System. The Bank is subject to Federal Reserve regulations requiring depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $45.4 million of transaction accounts plus 10% on the remainder. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank’s balance in vault cash is available to satisfy reserve requirements. At December 31, 2003, the Bank is in compliance with these requirements.

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

      Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. Also, under FDICIA, insured depository institutions with assets of $500 million or more at the beginning of a fiscal year, must submit an annual report for that year, including financial statements and a management report, to each of the FDIC, any appropriate federal banking agency, and any appropriate bank supervisor. The Bank had assets of $500 million or more at the beginning of fiscal year 2003, and must therefore provide an annual report as required by FDICIA.

      As of December 31, 2003, the Company and the Bank had capital in excess of the requirements for a “well-capitalized” institution under the prompt corrective action provisions of FDICIA.

      Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund (“BIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and “C” (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Effective, January 1, 2004 the FDIC Assessment Rate Schedule for BIF member banks ranged from zero for “well capitalized” institutions to $.27 per $100 of deposits for “undercapitalized” institutions. During 2003, the Bank was classified as “well capitalized” and was assessed the BIF semi-annual rate of zero.

      Deposits insured by BIF are also assessed interest on bonds issued in the late 1980’s by the Financing Company to recapitalize the now defunct Federal Savings and Loan Insurance Company (“FICO bonds”). The Company’s deposit insurance for the FICO bonds was $201,000 in 2003.

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

      Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more that $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications. Final rules implementing customer identification procedures to be followed by financial institutions have been released and must be complied with by all financial institutions subject to the BSA.

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

      Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease and desist orders, receivership, conservatorship or the termination of deposit insurance.

      The Company is also subject to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). The FIRREA broadened the regulatory powers of federal bank regulatory agencies. The original, primary purpose of FIRREA was to address the financial crisis in the thrift industry through the imposition of strict reforms on that industry. FIRREA also granted bank holding companies the right to acquire savings institutions.

      One of the provisions of FIRREA contains a “cross-guarantee” provision which can impose liability on the Company for losses incurred by the FDIC in connection with assistance provided to or the failure of the Company’s insured depository institution.

      Impact of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the “GLB Act”), among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Also, it permits a bank holding company which meets certain criteria to certify that it satisfies such criteria and become a financial holding company and thereby engage in a broader range of activity than permitted a bank holding company.

      The GLB Act also imposes requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of non-public personal information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

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

      The Company’s offices are located in Oak Brook, Illinois in the headquarters of Oak Brook Bank. The Company leases space from the Bank. The Bank and its branches conduct business in both owned and leased premises. The Bank currently operates from ten owned and seven leased properties. The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. For information concerning lease obligations, see Note 5 to Item 8 of this Form 10-K.

ITEM 3.	Legal Proceedings

      From time to time, the Company or its subsidiaries may be party to various legal proceedings arising in the normal course of business. Since the Bank acts as a depository of funds, it may be named from time to time as a defendant in various lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. At December 31, 2003, neither the Company nor any of its subsidiaries is a party to any pending material legal proceedings that we believe will have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders

      There were no matters submitted to a vote of shareholders during the fourth quarter of 2003.

PART II

ITEM 5.	Market For Registrant’s Common Equity And Related Shareholder Matters

      The Company’s Common Stock trades on the NASDAQ National Market under the symbol FOBB. As of February 5, 2004, there were 398 holders of record and approximately 1,773 beneficial shareholders. See Notes 10, 12 and 14 to Item 8 of this Form 10-K for additional shareholder information.

Stock Data(1)

	Per Share

	Diluted Net
	Earnings	Dividends	Book			Quarter
Quarter Ended	(Loss)	Paid	Value	Low Price(2)	High Price(2)	End Price

December 31, 2003	$.47	$.14	$12.12	$26.00	$32.00	$30.01
September 30, 2003	.47	.107	11.88	22.55	27.00	24.78
June 30, 2003	.47	.107	12.65	19.84	21.99	21.99
March 31, 2003	.46	.095	11.73	18.95	20.88	20.26
December 31, 2002	.49	.095	11.44	19.67	22.29	20.95
September 30, 2002	.42	.095	11.07	18.18	21.50	19.82
June 30, 2002	(.25)	.08	10.49	20.06	22.97	21.05
March 31, 2002	.41	.08	10.31	16.03	20.90	20.77

(1)	Common Stock data has been restated to give effect to the three-for-two stock split effective in August 2003.
(2)	The prices shown represent the high and low closing sales prices for the quarter.

ITEM 6.	Selected Financial Data

      The consolidated financial information which reflects a summary of the operating results and financial condition of First Oak Brook Bancshares, Inc. for the five years ended December 31, 2003 is presented in the following table. All share and per share data has been restated to give effect to the three-for-two stock split effective in August 2003. This summary should be read in conjunction with consolidated financial statements and accompanying notes included in Item 8 of this report. A more detailed discussion and analysis of the Company’s financial condition and operating results is presented in Item 7 of this report.

Earnings Summary and Selected Consolidated Financial Data

	At and for the years ended December 31,

	2003		2002		2001		2000		1999

	(Dollars in thousands except share data)
Statement of Income Data
Net interest income	$51,231		$47,448		$38,916		$33,205		$32,337
Provision for loan losses	1,600		14,650		1,550		900		840
Net interest income after provision for loan losses	49,631		32,798		37,366		32,305		31,497
Other income	18,435		17,450		14,442		10,482		8,966
Other expenses	41,503		35,741		31,928		27,117		25,640
Income before income taxes	26,563		14,507		19,880		15,670		14,823
Income tax expense	8,128		4,006		6,232		4,621		4,277
Net income	$18,435		$10,501		$13,648		$11,049		$10,546
Common Stock Data(1)
Basic earnings per share	$1.92		$1.10		$1.44		$1.15		$1.07
Diluted earnings per share	1.87		1.08		1.41		1.13		1.05
Cash dividends paid per share(2)	.449		.35		.30		.29		.27
Book value per share	12.12		11.44		10.29		9.09		8.03
Closing price of Common Stock per share(2)
High	32.00		22.97		17.00		12.25		14.00
Low	18.95		16.03		11.63		9.00		11.00
Year-End	30.01		20.95		16.10		11.75		12.33
Dividends paid per share to closing price	1.5%		1.7%		1.9%		2.4%		2.2%
Closing price to diluted earnings per share	16.05	x	19.5	x	11.4	x	10.4	x	11.8	x
Market capitalization	$290,518		$199,050		$152,402		$111,844		$120,797
Period end shares outstanding	9,680,711		9,501,196		9,465,947		9,518,618		9,796,971
Volume of shares traded	2,276,351		3,318,996		2,318,964		3,769,329		2,484,674

	At and for the years ended December 31,

	2003		2002		2001		2000		1999

	(Dollars in thousands except share data)
Year-End Balance Sheet Data
Total assets	$1,847,815		$1,597,496		$1,386,551		$1,249,272		$1,146,356
Loans, net of unearned discount	915,678		912,081		916,645		825,020		719,969
Allowance for loan losses	8,369		7,351		6,982		5,682		4,828
Investment securities	783,471		507,485		327,389		319,985		348,607
Demand deposits	250,101		247,806		211,939		221,552		196,243
Total deposits	1,458,502		1,264,731		1,077,966		978,226		894,072
Federal Home Loan Bank borrowings	161,500		102,000		86,000		81,000		63,000
Trust Preferred Capital Securities	23,000		18,000		6,000		6,000		—
Shareholders’ equity	120,892		111,942		99,552		87,606		79,999
Financial Ratios
Return on average assets	1.11%		.71%		1.04%		.90%		.99%
Return on average equity	15.79		10.03		14.47		13.58		13.30
Net interest margin	3.36		3.44		3.26		2.99		3.35
Net interest spread	2.97		2.89		2.38		1.95		2.35
Dividend payout ratio	25.75		32.98		21.29		25.45		24.62
Consolidated Capital Ratios
Average equity to average total assets	7.05%		7.06%		7.22%		6.63%		7.41%
Tier 1 capital ratio	12.52		11.06		10.03		9.75		10.05
Total capital ratio	13.26		11.73		10.72		10.35		10.65
Capital leverage ratio	8.11		7.74		7.42		7.47		7.12
Asset Quality Ratios
Nonperforming loans to total loans outstanding	.06%		.16%		.19%		.05%		.05%
Nonperforming assets to total assets	.91		.60		.14		.05		.03
Nonperforming assets to total capital	13.88		8.58		1.89		.67		.50
Allowance for loan losses to total loans outstanding	.91		.81		.76		.69		.67
Net charge-offs to average loans	.07		1.54		.03		.01		.07
Allowance for loan losses to nonperforming loans	15.44	x	5.09	x	4.03	x	12.94	x	12.98	x

(1)	Common Stock data has been restated to give effect to the three-for-two stock split effective in August 2003.
(2)	On May 4, 1999, the shareholders approved the reclassification of the Common Stock into Class A Common Stock on a one for one basis. As a result, the Class A Common Stock is now the only class of outstanding Common Stock and has been renamed “Common Stock”. Historical dividend and price information shown is that of the former Class A Common Stock.

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

      The following discussion and analysis provides information about the financial condition and results of operations of First Oak Brook Bancshares, Inc. (the Company) for the years ended December 31, 2003, 2002 and 2001. All share and per share data has been restated to give effect to the three-for-two stock split effective in August 2003. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

EXECUTIVE SUMMARY

      The Company, through its wholly-owned bank subsidiary, operates a single line of business encompassing general retail and commercial banking business primarily in the Chicago metropolitan area. The Company is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries. Competition amongst financial intermediaries is generally expressed in terms of interest rates charged on loans and paid on deposits, the price of products and services a bank can offer and the variety of financial services offered. The Company offers a full range of banking services such as demand, savings and time deposits, corporate treasury management services, merchant credit card processing, commercial lending products and personal lending products. The Company also maintains a full-service investment management and trust department, and in 2003, formed an investment sales division to execute customer investment transactions in U.S. Treasury, U.S. Government agency, corporate and municipal securities primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth families.

      The profitability of the Company’s operations depends on net interest income, provision for loan losses, noninterest income, and noninterest expense. Net interest income is dependent on the amounts and yields of interest-earning assets as compared to the amounts and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of the Company’s asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, management’s assessment of the collectibility of the loan portfolio, loss experience, as well as economic and market factors.

      Noninterest income consists primarily of treasury management, merchant and trust fee income, and to a lesser extent, fees for ancillary banking services. Noninterest expenses are heavily influenced by the growth of internal operations. The Company’s growth directly affects the majority of the Company’s expense categories. The Company opened three new branches in fiscal year 2003, one each in Countryside, Graue Mill and St. Charles, which added new deposits and increased noninterest expenses. The Company’s primary growth strategy continues to revolve around the expansion of branch locations in the Chicago metropolitan area while maintaining a strong capital position to enhance the confidence of our customers, shareholders and banking regulators. The Company has sought to maximize our internal growth opportunities by positioning the Company as one of the leading Chicago area community banks.

Earnings

      The Company’s consolidated net income, earnings per share and selected ratios for 2003, 2002 and 2001 were as follows:

	2003	2002	2001

Net income	$18,435,000	$10,501,000	$13,648,000
Basic earnings per share	$1.92	$1.10	$1.44
Diluted earnings per share	$1.87	$1.08	$1.41
Return on average assets	1.11%	.71%	1.04%
Return on average equity	15.79%	10.03%	14.47%

      Set forth below are significant items that occurred during 2003 and some related 2002 discussion:

•	Assets at year-end grew to $1.85 billion, up 16% over 2002.

•	Equity increased to $120.9 million, up 8% over 2002.

•	Cash dividends were increased twice in 2003, a 47% overall hike; FOBB share price increased 43% to $30.01 per share at year end; and a three-for-two stock split was effected in August 2003.

•	Net income is up $7.9 million in 2003. The Company’s 2002 net income was depressed due primarily to a significant loss from an apparent fraud on a construction loan. (See “Asset Quality”).

•	Net interest income increased $3.8 million. Volume of average earning assets increased $139.4 million; average investments rose $190.3 million and average loans fell $35.8 million.

•	Net interest margin went down 8 basis points to 3.36% due to lower interest rates and a change in the asset mix partially offset by approximately $1.2 million in additional loan fees, prepayment penalties and accretion remaining on security calls.

•	Treasury management fees went down $561,000 primarily due to the loss of one significant customer.

•	Trust fees rose $439,000 due to $150 million increase in discretionary assets under management.

•	Gain on mortgages sold reached $1 million, up $190,000 from 2002, due to high volume of refinancings in the low interest rate environment.

•	The sale of covered call options provided income of $1.2 million, up $772,000 over 2002.

•	Income from bank owned life insurance went up $645,000 over 2002.

•	Countryside, Graue Mill and St. Charles branches opened in 2003, adding $90.4 million in new deposits and increasing noninterest expenses.

•	The luxury 24 unit condominium construction project held in OREO was substantially completed and an additional write-down of $1.4 million was taken during 2003. As of March 8, 2004, ten units and 25 parking spaces have been sold, of which five units and eighteen parking spaces are closed and occupied.

•	Total loans on the Management Watch list (including commitments) declined to $9.2 million at December 31, 2003 from $32.0 million at December 31, 2002, a $22.8 million improvement.

      See “Results of Operations” for further explanation of the Company’s 2003 performance.

Application of Critical Accounting Policies

      The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s consolidated financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience, projected results and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

      The Company believes the policies that govern the allowance for loan losses and the deferred tax assets and liabilities are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements.

Allowance for Loan Losses

      Management of the Bank prepares a detailed analysis, at least quarterly, reviewing the adequacy of its allowance for loan losses and, when appropriate, recommends an increase or decrease in its provision for loan losses. The quarterly analysis is divided into two segments: the allocated portion for specific loans and loan categories and the unallocated portion which is not specifically related to any specific segment of the portfolio.

      The analysis to determine the allocated portion of the allowance is again divided into two parts. The first part involves primarily an estimated calculation of losses on loans on the Management Watch list. The Company’s Management Watch list includes all nonaccrual loans, commercial nonperforming loans and potential problem loans and related commitments. Although the Management Watch list includes the Company’s property in OREO, this asset is reviewed individually and not included in the allowance for loan loss calculation (See “Asset Quality”). Loans on the Management Watch list are classified as “special mention”, “substandard”, “doubtful”, or “loss”. An asset is classified as substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and requiring charge-off. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention. The second part of the allocated portion involves primarily a calculation of the Bank’s actual net charge-off history (excluding the apparent fraud loss in 2002) averaged with industry net charge-off history by major loan categories. The Bank also employs a rating system for loans in its Commercial Lending and Commercial Real Estate departments. Loans that are rated in certain categories may require a higher allocation.

      The unallocated portion of the reserve involves a higher degree of subjectivity in its determination. The Bank considers its portfolio composition, loan growth, management capabilities, economic trends, credit concentrations, industry risks, underlying collateral values and the opinions of bank management. Accordingly, because each of these criteria is subject to change, the allocation of the allowance is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio.

      In order to identify potential risks in the loan portfolio and determine the necessary provision for loan losses, detailed information is obtained from the following sources:

•	Monthly reports prepared by the Bank’s management and reviewed by the loan committee which contain information on the overall characteristics of the loan portfolio, including delinquencies, nonaccruals and specific analysis of potential problem loans that require special attention (i.e. “Management Watch list”);

•	Examinations of the loan portfolio of the Bank by Federal and State regulatory agencies, including Shared National Credit reviews of syndicated loans;

•	Reviews by third-party credit review consultants.

      For additional disclosures regarding the allowance for loan losses, refer to the section titled “Allowance for Loan Losses” in this Form 10-K.

Income Taxes

      The Company accounts for income tax expense by applying an estimated effective tax rate to its pre-tax income. The effective tax rate is based on management’s judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. In addition, the Company recognizes deferred tax assets and liabilities based on management’s judgments and estimates regarding temporary differences in the recognition of income and expenses for financial statement and income tax purposes.

      The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. While the Company has determined that a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are realizable. For additional disclosures on income taxes, see the section titled “Income Tax Expense” in addition to Note 9 to Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

Net Interest Income

      Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. Since a significant portion of the Company’s funding is derived from interest-free sources, primarily demand deposits and shareholders’ equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

2003 versus 2002

      Net interest income, on a tax equivalent basis, increased $3,515,000, or 7%, as compared to 2002. This increase is primarily attributable to a 10% increase in average earning assets partially offset by an 8 basis point decrease in the net interest margin to 3.36% for 2003 from 3.44% for 2002. Since the Company’s average deposits grew by $126.9 million, loan payoffs were high and loan demand was soft throughout much of 2003, the growth in earning assets came primarily from investment securities. The changes in net interest income and the net interest margin were primarily the result of the following:

RATE

•	The yield on average earning assets decreased 72 basis points to 5.22%, while the cost of deposits and other borrowed funds decreased 80 basis points to 2.25% for 2003. The Federal Reserve reduced interest rates by 50 basis points late in 2002 and another 25 basis points late in June 2003, resulting in an average prime rate for 2003 of 4.12% as compared to 4.68% for 2002. Although the Company uses various indexes (including prime) to price loans, this decrease in prime was indicative of the general interest rate environment.

•	As a result of the low interest rate environment, the expected margin compression was partially offset by increases in loan fees of $1,033,000 in 2003 as compared to 2002. Although loan fee income is a normal part of the business, the fees associated with the prepayment of loans and contingent fee arrangements are less predictable and can result in a spike in earnings since these fees are recorded in income when received. The margin was also boosted by accretion income of $196,000 on security calls. Since the Company’s policy is to accrete discounts to maturity, any remaining discount on a called security is immediately accreted to income.

VOLUME

•	Total average earning assets increased $139.4 million, or 10%, as compared to 2002. The Company’s average securities portfolio increased by $190.3 million, or 46%, and consists of increases in U.S. Government agency securities ($136.2 million), U.S. Treasury securities ($31.2 million), and corporate and other securities ($23.9 million), offset by a decrease in municipal securities ($1.0 million).

The increase in corporate and other securities is primarily due to the purchase of $30.0 million of FHLB of Chicago stock. See “Investment Securities” for further analysis.

•	Average loans for 2003 decreased $35.8 million, or 4%, as compared to 2002. The decrease is primarily attributable to high payoffs resulting in decreases in construction loans ($39.7 million), commercial loans ($10.0 million), and residential mortgage loans ($9.8 million), offset by growth in home equity loans ($15.3 million) and indirect vehicle loans ($10.5 million). Payoffs slowed and loan demand picked up towards the end of 2003, recouping most of the decrease experienced earlier in the year. The yield on loans dropped 65 basis points as compared to 2002. See “Loans” for further analysis.

•	Average Fed funds sold and interest-bearing deposits with banks decreased $15.1 million due to a decrease in short-term debt, and cash flows from deposit growth and loan repayments being invested in readily marketable U.S. Government agency securities rather than in the Fed funds market.

•	Average interest-bearing liabilities increased $125.7 million, or 11%, as compared to 2002. Average interest-bearing deposits increased $126.9 million primarily due to growth in time deposits ($77.9 million) and in savings and NOW accounts ($69.5 million), offset by a decrease in money market accounts ($20.4 million). Time deposits were augmented by a $55.8 million average increase in public funds and a $13.4 million average increase in brokered CDs; savings and NOW growth was spurred by the promotion of higher rate products and the increase in 2003 includes average deposits of $34.2 million from the new Countryside office (opened in January 2003), $5.4 million from the new Graue Mill office (opened in May 2003), and $2.5 million from the new St. Charles office (opened in October 2003).

•	Average short-term debt decreased $15.6 million due primarily to an $8.8 million average decrease in the treasury, tax and loan note and a $7.9 million average decrease in commercial repurchase agreements.

•	Average Federal Home Loan Bank (“FHLB”) of Chicago borrowings increased $8.4 million due primarily to advances obtained late in 2002 to finance the buildout of property now carried in Other Real Estate Owned (“OREO”). See “Asset Quality.”

•	Average Trust Preferred Capital Securities (“TRUPS”) increased $6.0 million through a $12 million participation in a pooled trust preferred offering late in the second quarter of 2002 and a $5 million participation in the fourth quarter of 2003. See Note 8 to Item 8 of this Form 10-K for more information.

•	Average demand deposits increased $30.4 million due primarily to new customer volume.

2002 versus 2001

      Net interest income, on a tax equivalent basis, increased $8,147,000 or 20% from 2001. This increase is due to a 14% increase in average earning assets and an 18 basis point increase in the net interest margin to 3.44% in 2002 from 3.26% in 2001. The increase in net interest income and the net interest margin was primarily the result of the following:

RATE

•	For 2002, the yield on average earning assets decreased 117 basis points to 5.94%, while the cost of deposits and other borrowed funds decreased 168 basis points to 3.05%. The Federal Reserve reduced interest rates by 50 basis points late in 2002 and 475 basis points throughout 2001, resulting in an average prime rate of 4.68% for the year ended December 31, 2002 as compared to 6.92% for 2001. In 2002, the net interest margin continued to benefit from the Federal Reserve interest rate reductions since the Company’s deposits and other interest-bearing liabilities repriced downward more quickly than its loans and investments.

VOLUME

•	Total average earning assets increased $171.7 million, or 14%, as compared to 2001. The Company’s average securities portfolio increased $108.5 million, or 35%, primarily due to the growth in U.S. Government agency securities ($107.2 million) and corporate and other securities ($13.8 million), offset by decreases in U.S. Treasury ($2.6 million) and municipal ($9.9 million) securities.

•	Average loans grew $56.5 million, or 6%, in comparison to 2001. The increase is primarily attributable to growth in commercial real estate ($30.7 million), construction loans ($18.7 million), indirect vehicle loans ($14.7 million) and home equity loans ($10.0 million), offset by a decrease in residential mortgages ($15.9 million).

•	Average interest-bearing liabilities increased $146.6 million, or 15%, as compared to 2001. Average interest-bearing deposits increased $136.9 million primarily due to the promotion of the new Advance Interest CD product ($77.6 million), an increase in public funds ($17.7 million) and growth in savings, NOW and money market accounts ($46.4 million). The Advance Interest CD pays interest in advance rather than in arrears. The Bolingbrook office, opened in March 2002, averaged $14.0 million in deposits for 2002.

•	Average FHLB of Chicago borrowings increased due primarily to new advances intended for the buildout of the property in OREO.

•	Average TRUPS increased due to the Company’s $12 million participation in a pooled trust preferred offering issued late in the second quarter of 2002.

      The following table presents the average interest rate on each major category of interest-earning assets and interest-bearing liabilities for 2003, 2002, and 2001.

	2003			2002			2001

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates

	(Dollars in thousands)
Assets
Earning assets:
Fed funds sold and interest-bearing deposits with banks	$45,678	$500	1.10%	$60,755	$1,001	1.65%	$54,034	$1,878	3.48%
Investment securities:
Taxable securities	570,662	26,796	4.70	376,096	20,752	5.52	257,538	16,466	6.39
Tax exempt securities(1)	37,551	2,356	6.27	41,808	2,728	6.52	51,863	3,971	7.66

Total investment securities(2)	608,213	29,152	4.79	417,904	23,480	5.62	309,401	20,437	6.61
Loans:(1)(3)
Commercial and Syndicated(1)	127,733	6,564	5.14	137,748	8,265	6.00	138,848	10,341	7.45
Construction	56,084	3,579	6.38	95,777	5,609	5.86	77,064	5,827	7.56
Commercial mortgage	227,233	16,030	7.05	227,188	16,139	7.10	196,524	15,718	8.00
Residential mortgage	92,732	5,380	5.80	102,555	6,909	6.74	118,447	8,456	7.14
Home equity	131,934	5,207	3.95	116,593	5,475	4.70	106,607	7,328	6.87
Indirect vehicle loans:
Auto	212,962	11,366	5.34	209,801	13,854	6.60	209,365	15,538	7.42
Harley Davidson motorcycle	33,232	2,254	6.78	25,939	1,980	7.63	11,709	1,179	10.07
Consumer	8,669	540	6.24	10,811	760	7.03	11,350	946	8.33

Total loans, net of unearned discount	890,579	50,920	5.72	926,412	58,991	6.37	869,914	65,333	7.51

Total earning assets/ interest income	$1,544,470	$80,572	5.22%	$1,405,071	$83,472	5.94%	$1,233,349	$87,648	7.11%
Cash and due from banks	39,898			42,428			42,732
Other assets	79,429			46,183			37,058
Allowance for loan losses	(8,204)			(10,035)			(6,233)

	$1,655,593			$1,483,647			$1,306,906

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings deposits and NOW accounts	$214,120	$2,163	1.01%	$144,650	$1,710	1.18%	$126,477	$2,751	2.18%
Money market accounts	132,964	1,534	1.15	153,379	3,062	2.00	125,163	4,157	3.32
Time deposits	732,738	17,899	2.44	654,877	22,380	3.42	564,325	30,558	5.41
Short-term debt	78,779	829	1.05	94,350	1,596	1.69	96,675	4,128	4.27
FHLB of Chicago borrowings	99,679	5,051	5.07	91,241	5,390	5.91	85,493	5,206	6.09
Trust Preferred Capital Securities	18,178	1,228	6.76	12,214	981	8.03	6,000	642	10.71

Total interest-bearing liabilities/ interest expense	$1,276,458	$28,704	2.25%	$1,150,711	$35,119	3.05%	$1,004,133	$47,442	4.73%
Noninterest-bearing demand deposits	246,525			216,100			193,778
Other liabilities	15,846			12,130			14,691

Total liabilities	$1,538,829			$1,378,941			$1,212,602
Shareholders’ equity	116,764			104,706			94,304

	$1,655,593			$1,483,647			$1,306,906

Net interest income/ net interest spread(4)		$51,868	2.97%		$48,353	2.89%		$40,206	2.38%
Net interest margin (5)			3.36%			3.44%			3.26%

(1)	Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35% in 2003, 2002 and 2001. Tax equivalent interest income on tax exempt securities consists of GAAP income of $1,787, $1,907 and $2,812, plus the tax equivalent adjustment of $569, $821 and $1,159 for the years ended December 31, 2003, 2002 and 2001, respectively. Tax equivalent interest income on commercial loans consists of GAAP income of $6,496, $8,181 and $10,210, plus the tax equivalent adjustment of $68, $84 and $131 for the years ended December 31, 2003, 2002 and 2001, respectively.
(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax equivalent yield of total investment securities was $599,081 and 4.87% in 2003; $409,278 and 5.75% in 2002; and $303,601 and 6.74% in 2001.
(3)	Total average nonaccrual loans of $275, $8,835 and $529 for the years ended December 31, 2003, 2002 and 2001, respectively, are included in the average balance. The majority of average nonaccrual loans are construction loans which represent $200, $8,794 and $454 of the total nonaccrual balance for the years ended December 31, 2003, 2002 and 2001, respectively. The yield on construction loans would have been 6.41%, 6.45%, and 7.61% for the years ended December 31, 2003, 2002 and 2001, respectively, had nonaccrual loans been excluded.
(4)	Total yield on average earning assets, less total rate paid on average interest-bearing liabilities.
(5)	Net interest income on a tax equivalent basis divided by average earning assets.

     The following table presents a summary analysis of changes in interest income and interest expense for 2003 as compared to 2002 and 2002 as compared to 2001. Interest income decreased in 2003 primarily due to the overall 72 basis point decrease in the yield earned on interest earning assets and the decrease in the average volume of loans, partially offset by an increase in the average volume of securities. Interest expense decreased primarily due to the overall decrease of 80 basis points on the cost of interest-bearing liabilities, partially offset by increases in the average volume of interest-bearing deposits, FHLB of Chicago borrowings and proceeds from the TRUPS offering.

      Interest income decreased in 2002 primarily due to the overall 117 basis point decrease in the yield earned on interest earning assets, partially offset by increases in the average volume of loans and securities. Interest expense decreased primarily due to the overall decrease of 168 basis points on the cost of interest-bearing liabilities, partially offset by increases in the average volume of interest-bearing deposits, FHLB of Chicago borrowings and proceeds from the TRUPS offering.

Analysis of Net Interest Income Changes

	2003 Over 2002			2002 Over 2001

	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total

	(Dollars in thousands)
Increase (decrease) in interest income:
Fed funds sold and interest-bearing deposits with banks	$(213)	$(288)	$(501)	$210	$(1,087)	$(877)
Taxable securities	9,447	(3,403)	6,044	6,820	(2,534)	4,286
Tax exempt securities(2)	(270)	(102)	(372)	(705)	(538)	(1,243)
Loans, net of unearned discount(2,3)	(2,218)	(5,853)	(8,071)	4,090	(10,432)	(6,342)

Total interest income	$6,746	$(9,646)	$(2,900)	$10,415	$(14,591)	$(4,176)

Increase (decrease) in interest expense:
Savings and NOW accounts	$732	$(279)	$453	$316	$(1,357)	$(1,041)
Money market accounts	(366)	(1,162)	(1,528)	802	(1,897)	(1,095)
Time deposits	2,437	(6,918)	(4,481)	4,355	(12,533)	(8,178)
Short-term debt	(233)	(534)	(767)	(97)	(2,435)	(2,532)
FHLB of Chicago borrowings	470	(809)	(339)	343	(159)	184
Trust Preferred Capital Securities	422	(175)	247	531	(192)	339

Total interest expense	$3,462	$(9,877)	$(6,415)	$6,250	$(18,573)	$(12,323)

Increase in net interest income	$3,284	$231	$3,515	$4,165	$3,982	$8,147

(1)	The change in interest due to both rate and volume has been allocated proportionately.
(2)	Tax equivalent basis. Tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35% in 2003, 2002 and 2001.
(3)	Includes nonaccrual loans.

Provision for Loan Losses

      The Provision for Loan Losses decreased $13,050,000 in 2003 as compared to 2002 primarily due to special provisions in 2002 totaling $12,050,000 related to the apparent loan fraud on the property now carried in OREO. See “Asset Quality.” The remaining decrease in 2003 is primarily related to the reduction in Management Watch list loans. The provision for loan losses increased $13,100,000 in 2002 as compared to 2001 primarily due to the special provisions. The remaining increase in the 2002 provision was due to an increase in Management Watch list loans, weak general economic conditions, and the growth in the average balances of the commercial real estate and construction portfolios.

      See “Allowance for Loan Losses” and “Asset Quality” for further analysis.

Summary of Other Income

      The following table summarizes significant components of Other Income and percentage changes from year to year:

				% Change

	2003	2002	2001	’03-’02	’02-’01

	(Dollars in thousands)
Service charges on deposit accounts—treasury management	$5,601	$6,162	$4,853	(9)%	27%
Service charges on deposit accounts—retail and small business	1,259	1,214	1,179	4	3
Investment management and trust fees	2,140	1,701	1,429	26	19
Merchant credit card processing fees	4,849	4,813	3,777	1	27
Gain on mortgages sold, net of commissions	1,004	814	643	23	27
Income from bank owned life insurance	829	184	—	351	—
Income from sale of covered call options	1,167	395	—	195	—
Income from revenue sharing agreement on credit card portfolio sale	—	450	900	—	(50)
Other operating income	1,369	1,403	1,402	(2)	—
Investment securities gains, net	217	314	259	(31)	21

Total	$18,435	$17,450	$14,442	6%	21%

2003 versus 2002

      Total Other Income increased $985,000, or 6%. Service charges on deposit accounts from treasury management clients decreased $561,000 due primarily to the loss of one significant customer whose contract with the Bank expired on June 30, 2003 and was not renewed. Revenue from this customer, consisting primarily of cash fees, totaled $950,000 and $1,427,000 for the years ended December 31, 2003 and 2002, respectively. Total treasury management service charges, both cash fees and balance equivalents, decreased 9% as compared to 2002. Excluding the significant customer, cash fees were down 2% as compared to 2002 and total service charges were down 4% as compared to 2002 due to lost revenue from departing customers. As interest rates decrease so does the value of earnings credits assigned to deposit balances. Therefore, in a low interest rate environment (like that experienced during 2003), cash fees tend to rise; whereas, in a higher interest rate environment, deposit balances cover more of the service charges and cash fees tend to decline. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or a combination thereof. The treasury management fees included in service charges on deposit accounts represent only the cash fees paid by treasury management customers.

      Investment management and trust fees increased $439,000 primarily due to an increase in total trust assets resulting from strong business development and retention activity. In addition, asset growth was favorably impacted by market appreciation of approximately 5%. Discretionary assets under management climbed to $635 million at December 31, 2003, up from $485 million at December 31, 2002. Total trust assets under management rose to $786 million at December 31, 2003, up from $688 million at December 31, 2002.

      Merchant credit card processing fees increased $36,000 primarily due to a $6.4 million increase in sales volume partially offset by price decreases resulting from competitive pressures. The number of merchant outlets at December 31, 2003 and 2002 was 429. Merchant credit card interchange expense (in Other Expense section) increased $82,000 as compared to 2002.

      Gain on mortgages sold with servicing released increased $190,000 as compared to 2002. As a result of lower interest rates, the residential mortgage loan refinance market was strong through much of 2003, dropping off significantly in the fourth quarter of 2003. The Company originated a total of $144.1 million in mortgage loans in 2003, of which $82.1 million were sold. During 2002, the Company originated $132.0 million in mortgage loans, of which $80.3 million were sold. Although the dollar value of loans sold increased only marginally, the Company capitalized on the falling interest rate environment, resulting in approximately 26 basis points more gain per dollar sold. Fee income is shown net of commissions paid to the mortgage originators of $477,000 in 2003 and $466,000 in 2002. Fees from mortgages sold are expected to drop significantly in 2004 because the volume of refinance activity has markedly slowed.

      Income from bank owned life insurance (“BOLI”) increased $645,000 over 2002 primarily from the purchase of $15 million of BOLI late in 2002 and the purchase of an additional $5 million in August 2003. Income earned from BOLI is currently exempt from Federal income tax.

      Income from covered calls increased $772,000. The Company periodically sells options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at December 31, 2003. Since selling covered call options are most attractive in a volatile and declining rate environment, continued income from this source is dependent on market conditions.

      Income from the revenue sharing agreement arising from the sale of the credit card portfolio in 1997 decreased $450,000. Under the agreement the Company shared in the revenue from the sold portfolio for five years ending June 2002. Since the contractual term has expired, no income was recorded in 2003.

      The Company recorded net investment securities gains of $217,000 in 2003, compared to gains of $314,000 in 2002. The net gains in 2003 were recorded on sales of $88.6 million in U.S. Government agency securities, $45.2 million in U.S. Treasury securities and $2.7 million in corporate and other securities. The net gains in 2002 were from the sales of $50.3 million in U.S. Government agency securities and $2.6 million in corporate and other securities. As market opportunities present themselves, the Company will periodically sell securities to reposition the investment portfolio in an effort to improve overall yield. Gains or losses from investment sales are considered non-recurring by the Company’s management.

2002 versus 2001

      Total Other Income increased $3,008,000, or 21%, over 2001. Service charges on deposit accounts from treasury management clients increased $1,309,000. The Bank’s treasury management customers have the option of paying for their services either by maintaining noninterest-bearing deposit balances, paying fees in cash or a combination of both. The treasury management fees included in this category represent cash fees paid by treasury management customers. These cash fees increased primarily due to a slight increase in pricing and more customers paying a portion of their fees in cash. In a low interest rate environment (like that experienced during 2002), cash fees tend to rise; whereas in a higher interest rate environment, the value of deposit balances cover more of the service charges and cash fees tend to decline. Total treasury management service charges, both cash and balance equivalents increased 3% for 2002 as compared to 2001. Included in this category is income from one significant customer totaling $1,427,000 in 2002 and $1,297,000 in 2001. This customer’s contract with the Bank expired on June 30, 2003.

      Investment management and trust fees increased $272,000 due primarily to new investment management customers. Discretionary assets under management reached $485 million at December 31, 2002 compared to $379 million at December 31, 2001. Total assets climbed to $688 million at December 31, 2002 from $567 million at December 31, 2001, attributed primarily to new business generated, complemented by a slight increase in market appreciation.

      Merchant credit card processing fees increased $1,036,000 primarily due to new merchant accounts and higher sales volume. The number of merchant outlets at December 31, 2002 increased to 429 as compared to 385 at year end 2001. Merchant interchange expense (in Other Expense section) rose $724,000 as compared to 2001.

      Gain on mortgages sold with servicing released increased $171,000 as compared to 2001. As a result of lower interest rates, the residential mortgage loan refinance market was strong throughout 2002. The Company originated a total of $132.0 million in mortgage loans during 2002, of which $80.3 million were sold. During

2001, the Company originated $87.9 million in mortgage loans, of which $71.3 million were sold. Fee income is shown net of commissions paid to the mortgage originators of $466,000 in 2002 and $322,000 in 2001.

      Income from the revenue sharing agreement arising from the sale of the credit card portfolio in 1997 decreased $450,000. Under the agreement, the Company shared in the revenue from the sold portfolio for five years. The five year duration of the revenue sharing agreement expired June 30, 2002.

      Income from BOLI was $184,000 in 2002 resulting from $11.4 million of BOLI purchased in September 2002 and an additional $3.6 million purchased in November 2002.

      Income from covered calls was $395,000 in 2002. The Company began to periodically sell options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at December 31, 2002.

      Excluding the gain on the sale of the Broadview drive-thru of $172,000 in 2001, other operating income increased $173,000 primarily due to an increase of $147,000 in mutual fund fees attributable to a higher volume of investment sweep activity by treasury management customers.

      The Company recorded net investment securities gains of $314,000 in 2002, compared to net gains of $259,000 in 2001. The net gains in 2002 were from the sales of $50.3 million in U.S. Government agency securities that were expected to be called and $2.6 million in corporate and other securities. The net gains in 2001 were from the sales of $29 million in U.S. Government agency securities and $1 million of trust preferred convertible capital securities.

Summary of Other Expenses

      The following table summarizes significant components of Other Expenses and percentage changes from year to year:

				% Change

	2003	2002	2001	’03-’02	’02-’01

	(Dollars in thousands)
Salaries and employee benefits	$23,346	$19,610	$18,810	19%	4%
Occupancy expense	2,893	2,188	2,035	32	8
Equipment expense	1,979	1,870	1,991	6	(6)
Data processing	1,828	1,727	1,488	6	16
Professional fees	1,309	1,766	766	(26)	131
Postage, stationery and supplies	1,132	1,116	963	1	16
Advertising and business development	1,778	1,641	1,390	8	18
Merchant credit card interchange expense	3,799	3,717	2,993	2	24
Provision for other real estate owned	1,415	—	—	—	—
FDIC assessment	201	189	183	6	3
Other operating expenses	1,823	1,917	1,309	(5)	46

Total	$41,503	$35,741	$31,928	16%	12%

Expense ratios:
Operating expenses as a percentage of average assets	2.5%	2.4%	2.4%
Net overhead expenses as a percentage of average earning assets	1.5	1.3	1.4
Efficiency ratio	59.6	55.1	59.8

2003 versus 2002

      Total Other Expenses increased $5,762,000, or 16%. Salaries and employee benefits increased $3,736,000 primarily due to normal salary increases, higher performance-related compensation and the average number of full-time equivalents increasing to 356 for 2003 from 332 for 2002. The increase in full-time equivalents resulted primarily from additional staff for the three new branches and increased calling officers. The Company expects continued increases in these expenses during 2004.

      The combined expense for occupancy and equipment increased $814,000 in 2003 over 2002, due primarily to costs associated with the opening of the Countryside branch in January 2003, the Graue Mill branch in May 2003, and the St. Charles branch in October 2003. In addition, the lease for one of the tenants of the Company’s Oak Brook headquarters expired in April 2003. The Bank renovated and expanded into this space in the fourth quarter of 2003.

      Data processing fees increased $101,000 due partially to an increase in fees paid to the main software provider. Until April 2003, this provider was on a long term contract permitting only limited inflationary increases. In addition, trust processing fees increased due primarily to an increase in the volume of assets managed.

      Professional fees decreased $457,000 due primarily to a reduction in legal and other professional fees associated with the property now carried in OREO. Total professional fees related to this property were $265,000 in 2003 compared to $687,000 in 2002. The Company continued to incur professional fees for corporate governance in 2003. Professional fees in 2004 are expected to include services for compliance with new SEC regulations and continued ongoing litigation fees related to the property in OREO (See “Asset Quality”).

      Advertising and business development increased $137,000 due primarily to general marketing and promoting the opening of three new branches.

      Merchant credit card interchange expense increased $82,000 due primarily to increased sales volume and increased interchange rates. Merchant credit card processing fees (in Other Income section) rose $36,000 in 2003.

      The provision for OREO was $1,415,000 due to valuation adjustments on the property in OREO (See “Asset Quality”).

      Other operating expense decreased $94,000 due primarily to costs of $423,000 incurred in 2002 related to the apparent loan fraud. This decrease was partially offset by increased insurance costs of $231,000. The Company’s Executive Risk policies (directors and officers, fidelity bond and fiduciary) all had three year terms that expired in 2002. In 2003, increased limits and a hardened insurance market led to a significant premium increase at renewal. In addition to the increase in the Executive Risk policies, branch expansion and a higher employee count led to increases in property and workers compensation coverages, respectively.

2002 versus 2001

      Total Other Expenses increased $3,813,000, or 12%. Salaries and employee benefits increased $800,000 primarily due to increased compensation costs and an increase in the number of average full-time equivalents to 332 for 2002 from 309 for 2001. The increase was partially offset by reductions in performance-related compensation resulting from 2002 earnings falling short of performance-related targets due to significantly higher loan loss provisions and additional expenses related to the apparent loan fraud.

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

      Other operating expenses increased $608,000 primarily due to receiver fees and miscellaneous expenses of $423,000 related to the apparent loan fraud (See “Asset Quality”) and increased insurance costs.

Income Tax Expense

      Income taxes for 2003 totaled $8,128,000 as compared to $4,006,000 for 2002 and $6,232,000 for 2001. When measured as a percentage of income before income taxes, the Company’s effective tax rate was 30.6% for 2003, 27.6% for 2002 and 31.3% for 2001. The Company’s provision for income taxes includes Federal income tax expense in 2003 and 2002 and both Federal and state income tax expense in 2001. The Company had no state tax liability in 2003 due to significant income from state tax exempt investment securities (U.S. Treasury and U.S. Government agency securities) and, to a lesser extent, tax planning initiatives. The Company had no state tax liability in 2002 due to significant income from state tax exempt securities and the lower pre-tax earnings. A state net operating loss carryforward was produced in both 2003 and 2002 and totaled $5,078,000 at December 31, 2003.

      The accounting policies underlying the recognition of income taxes in the balance sheets and statements of income are included in the section titled “Application of Critical Accounting Policies” and Notes 1 and 9 to Item 8 of this Form 10-K. In accordance with such policies, the Company records income tax expense (benefits) in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (“SFAS 109”). Pursuant to these rules, the Company recognizes deferred tax assets and liabilities based on temporary differences in the recognition of income and expenses for financial statement and income tax purposes. Such differences are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. A net deferred tax asset totaling $710,000 is recorded in the accompanying Consolidated Balance Sheet at December 31, 2003.

      Under FAS 109, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing whether a valuation allowance is required, the Company considers the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, and future taxable income and tax planning strategies. Based on this assessment, a valuation allowance of $237,000 is required on the state net operating loss carryforward as disclosed in Note 9 to Item 8 of this Form 10-K.

FINANCIAL CONDITION

Liquidity

      Effective management of balance sheet liquidity is necessary to fund growth in earning assets, to meet maturing obligations and depositors’ withdrawal requirements, to pay shareholders’ dividends and to purchase treasury stock under stock repurchase programs.

      The Company has numerous sources of liquidity including a portfolio of shorter-term loans, readily marketable investment securities, the ability to attract retail and public time deposits and purchase brokered time deposits, and access to various borrowing arrangements and capital resources.

      Available borrowing arrangements are summarized as follows:

      The Bank:

•	Fed funds lines aggregating $95 million with five correspondent banks, subject to continued good financial standing of the Bank. As of December 31, 2003, all $95 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $475 million with five brokerage firms based on the pledge of specific collateral and continued good financial standing of the Bank. As of December 31, 2003, all $475 million was available for use under these lines, subject to the availability of collateral.

•	Advances from the FHLB of Chicago based on the pledge of specific collateral and FHLB of Chicago stock ownership. As of December 31, 2003, advances totaled $161.5 million and approximately $9.3 million remained available to the Bank under the FHLB of Chicago agreements without the pledge of additional collateral. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $156.2 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. The line was unused at December 31, 2003.

      As of December 31, 2003, the Bank has excess collateral totaling approximately $209.1 million available to pledge towards reverse repurchase agreements or FHLB of Chicago advances.

      Parent Company:

•	The Company has a revolving credit arrangement for $15 million. The line was unused at December 31, 2003. The maturity date of the line is April 1, 2004 and is anticipated to continue to be renewed annually.

•	The Company also has cash, short-term investments and other marketable securities totaling $13.7 million at December 31, 2003.

Interest Rate Sensitivity

      The business of the Company and the composition of its balance sheet consist of investments in interest earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The net income of the Company depends, to a substantial extent, on the differences between the income the Company receives from loans, investment securities, and other earning assets and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities. In addition, since the Company’s primary source of interest-bearing liabilities are customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market areas in which the Company operates.

      The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. At December 31, 2003 and 2002, the Company was within policy objectives based on its models.

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

      As a result of absolute interest rates being so low at December 31, 2003 and 2002, (rates on Fed funds, the three-month Treasury, LIBOR and rates paid on certain core deposits were all below 2.00%), the Company assumed rates will probably not decline 200 basis points. The scale shown below reflects a more meaningful plus or minus 25 and 100 basis points in addition to a plus 200 basis point rate shock. These projections should not be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred.

	2003

	-100 bp	-25 bp	+25 bp	+100 bp	+200 bp

	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$(1,177)	$(246)	$184	$265	$500
Percent change	(2.3)%	(.5)%	.4%	.5%	1.0%

	2002

	-100 bp	-25 bp	+25 bp	+100 bp	+200 bp

	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$626	$293	$(96)	$(301)	$159
Percent change	1.3%	.6%	(.2)%	(.6)%	0.3%

      The profile as of December 31, 2003 indicates the Company’s net interest margin is decreasing when interest rates are shocked down and increasing as interest rates are shocked up. The change in the risk profile from December 31, 2002 is primarily due to the changes in interest rates from year-end 2002 levels as well as changes in the composition of the balance sheet.

      The following gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest-bearing liabilities for selected time periods. The mismatch between asset and liability repricings or maturities within a time period is commonly referred to as the “gap” for that period. The following table presents a static gap analysis as of December 31, 2003 which shows that the Company’s rate sensitive liabilities may reprice more quickly than its rate sensitive assets. However, the gap report does not capture the true dynamics of interest rate changes including the timing and/or degree of interest rate changes. While most of the asset categories’ rates change when certain independent indices (such as the prime rate) change, most liability categories are repriced at the Company’s discretion subject, however, to competitive interest rate pressures. Also, the gap report does not reflect the “call” associated with certain investment assets, which if called, reduces the negative cumulative gap for the time periods of one year or less. See the “Investment Securities” section for more information on “call” characteristics.

Interest Rate Sensitive Position

	1-90 days	91-180 days	181-365 days	Over 1 year	Total

	(Dollars in thousands)
Rate sensitive assets:
Fed funds sold and interest-bearing deposits with banks	$20,008	$—	$—	$—	$20,008
Taxable securities	136,315	35,971	37,536	538,732	748,554
Tax exempt securities	1,625	240	5,232	27,820	34,917
Loans, net of unearned discount	359,939	82,255	101,455	372,029	915,678

Total	$517,887	$118,466	$144,223	$938,581	$1,719,157

Cumulative total	$517,887	$636,353	$780,576	$1,719,157

Rate sensitive liabilities:
Savings deposits and NOW accounts	$275,075	$—	$—	$—	$275,075
Money market accounts	123,222	—	—	—	123,222
Time deposits	246,184	144,010	277,059	142,851	810,104
Borrowings	102,910	—	5,000	146,500	254,410

Total	$747,391	$144,010	$282,059	$289,351	$1,462,811

Cumulative total	$747,391	$891,401	$1,173,460	$1,462,811

Cumulative gap	$(229,504)	$(255,048)	$(392,884)	$256,346

Cumulative gap to total assets ratio	(12.42)%	(13.80)%	(21.26)%	13.87%

Off-Balance Sheet Arrangements and Other Contractual Obligations and Commercial Commitments

Off-Balance Sheet Arrangements

      The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

      The Company has certain obligations and commitments to make future payments under contracts. The Company’s long-term borrowing agreements represent TRUPS in addition to FHLB of Chicago advances with various terms and rates collateralized primarily by first mortgage loans in addition to certain specifically assigned securities. The operating lease obligations represent lease payments on the seven real properties leased by the Company. The Company does not have any capital leases. Employee benefit obligations represent anticipated payments on supplemental pension agreements and the executive deferred compensation plan. Purchase obligations include the minimum payment required under various non-cancelable contracts for the purchase of goods or services in the ordinary course of business. See Note 8, Note 5 and Note 15 to Item 8 of this Form 10-K for additional information relating to long term borrowings, operating lease obligations and employee benefit plans, respectively.

      The following table represents the Company’s contractual obligations:

	Less Than	One to	Three to
	One Year	Three Years	Five Years	Over 5 Years

	(Dollars in thousands)
Long term borrowings	$21,000	$42,500	$98,000	$23,000
Operating lease obligations	422	801	703	619
Employment benefit obligations(1)	20	39	601	2,813
Purchase obligations	1,838	93	—	—

	$23,280	$43,433	$99,304	$26,432

(1)	Balances represent the current actuarial calculation of present value of potential payout on the supplemental pension agreements assuming payout begins when fully vested. This total also includes the liability for the executive deferred compensation plan assuming retirement at age 72.

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

      A summary of these commitments to extend credit at December 31, 2003 follows:

	Less than
	one year	One to three	Three to five	Over five years

	(Dollars in thousands)
Commercial loans	$48,662	$359	$315	$728
Syndicated loans	—	8,918	31,040	2,000
Real estate:
Construction, land acquisition and development loans	22,617	17,163	316	938
Commercial mortgage	142	—	713	—
Home equity loans	7,831	7,632	20,707	97,861
Residential mortgage	—	127	—	—
Check credit	766	—	—	—
Consumer	114	—	—	—
Performance standby letters of credit	7,667	942	47	—
Financial standby letters of credit	1,638	1,074	1,298	72

Total commitments	$89,437	$36,215	$54,436	$101,599

Investment Securities

      The following table sets forth the carrying values of investment securities held on the dates indicated.

	December 31,

	2003	2002	2001

	(Dollars in thousands)
U.S. Treasury	$61,745	$26,436	$16,561
U.S. Government agencies	558,501	382,274	234,026
Agency mortgage-backed securities	47,384	5,111	8,212
Agency collateralized mortgage obligations	190	335	304
State and municipal obligations	40,768	42,144	46,789
Corporate and other securities	74,883	51,185	21,497

Total investment portfolio	$783,471	$507,485	$327,389

      At December 31, 2003 there are no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies, including the FHLB of Chicago.

      The Company’s investment portfolio increased $276.0 million, or 54%, during 2003 to $783.5 million at year-end from $507.5 million at year-end 2002. This increase was primarily in the U.S. Treasury, U.S. Government agency (including mortgage-backed securities) and corporate and other security portfolios and was the result of excess liquidity received from deposit growth and softer loan demand. In addition, on December 30, 2003, the Company purchased $75 million in U.S. Government Agencies as part of a balance sheet arbitrage initiated to lock in a favorable spread on an FHLB of Chicago borrowing. The average effective duration of the entire portfolio (excluding FHLB of Chicago stock, which has no stated maturity) is 4.15 at December 31, 2003 compared to 2.4 at December 31, 2002. Effective duration takes into account all embedded options and represents the ratio of the proportional change in bond values taking into account that expected cash flows will fluctuate as interest rates change.

      U.S. Treasury Securities: The Company increased its holdings of U.S. Treasuries by $35.3 million to $61.7 million at year-end 2003 from $26.4 million at year-end 2002. The average contractual maturity of the U.S. Treasury portfolio increased to 8.5 years in 2003 from 7.9 years in 2002 and none of the securities had call features.

      U.S. Government agencies and Mortgage Backed Securities: The U.S. Government agency securities (including agency mortgage backed securities and agency collateralized mortgage obligations totaling $47.6 million) portfolio increased $218.4 million to $606.1 million at year-end 2003 from $387.7 million at year-end 2002. The increase is primarily due to additional purchases of $496.8 million partially offset by maturities, calls and sales. The average contractual maturity of this portfolio increased to 7.1 years in 2003 compared to 6.4 years in 2002. Included in this portfolio are securities with a carrying value of $447.4 million that have certain call characteristics, of which $198.7 million are in the money. Of the callable securities, $305.3 million ($163.7 million in the money) with coupon rates ranging from 2.5% to 6.1% have the potential of being called in 2004 and $131.4 million ($24.3 million in the money) with coupon rates ranging from 3.4% to 6.0% have the potential of being called in 2005.

      Municipal Securities: The Company’s municipal security holdings decreased $1.3 million to $40.8 million at year-end 2003 from $42.1 million at year-end 2002. The decrease is primarily due to scheduled maturities and calls on securities exceeding purchases, due to the lower rate environment. All municipal securities held are rated “A” or better by one or more of the national rating services or are “non-rated” issues of local communities which, through the Bank’s own analysis, are deemed to be of satisfactory quality. The average contractual maturity of this portfolio was 4.0 years in 2003 compared to 4.3 years in 2002. Included in this portfolio are securities with a carrying value of $14.1 million that have certain call characteristics, of which $12.5 million are in the money. Of the callable securities, $6.2 million ($5.3 million in the money) with coupon rates ranging from 1.8% to 6.9% have the potential of being called in 2004 and $4.3 million

($4.0 million in the money) with coupon rates ranging from 2.4% to 6.2% have the potential of being called in 2005.

      Corporate and Other Securities: Holdings of corporate and other securities increased $23.7 million to $74.9 million in 2003 from $51.2 million in 2002. The increase consisted primarily of purchases of $30.0 million in FHLB of Chicago stock and purchases of long-term TRUPS partially offset by sales including $15 million in mutual funds backed by U.S. Government agencies. At December 31, 2003, the portfolio consists primarily of $37.3 million of FHLB of Chicago stock, $25.6 million in TRUPS, and $9.2 million in Fannie Mae preferred stock. The average contractual maturity of this portfolio (excluding FHLB of Chicago stock and Fannie Mae preferred stock which have no stated maturity) increased to 24.4 years in 2003 from 14.5 years in 2002. The increase in contractual maturity resulted from the sale of $15 million in short-term mutual funds that had a life of one day. Included in this portfolio are securities with a carrying value of $27.3 million that have certain call characteristics, of which $16.2 million are in the money. Of the callable securities, $10.5 million ($1.3 million in the money) with coupon rates ranging from 1.8% to 9.4% have the potential of being called in 2004 and none have the potential of being called in 2005.

      The Company increased its holdings in the FHLB of Chicago stock in 2003 due to its strong credit quality and currently attractive dividend. The FHLB of Chicago declares a quarterly dividend based on the average stock holdings for the prior quarter; thus, dividend income from this source is recorded on a lagging basis which resulted in a yield of 4.19% for 2003. The FHLB of Chicago declared a quarterly dividend in January 2004 based on the average balance held during the quarter ending December 31, 2003 of 6.50%.

2002

      The Company’s investment portfolio increased $180.1 million, or 55%, during 2002 to $507.5 million at year-end from $327.4 million at year-end 2001. This increase was primarily in the U.S. Government agency and corporate security portfolios and was a result of deposit growth and softer loan demand. In purchasing securities, the Company has continued its strategy to minimize state income taxes by primarily investing in state income tax exempt U.S. Government agency securities.

      U.S. Treasury Securities: The Company increased its holdings of U.S. Treasuries by $9.9 million to $26.4 million at year-end from $16.6 million at year-end 2001.

      U.S. Government agency and Mortgage Backed Securities: The U.S. Government agency securities (including agency mortgage backed securities and agency collateralized mortgage obligations) portfolio increased $145.2 million to $387.7 million at year-end 2002 from $242.5 million at year-end 2001. The increase was primarily due to additional purchases of $374.6 million offset by maturities, calls and sales.

      Municipal Securities: The Company’s municipal security holdings decreased $4.7 million to $42.1 million at year-end 2002 from $46.8 million at year-end 2001. The decrease was primarily due to scheduled maturities and calls on securities due to the lower rate environment.

      Corporate and Other Securities: Holdings of corporate and other securities increased $29.7 million to $51.2 million in 2002 from $21.5 million in 2001. The increase consisted primarily of purchases of $15 million in mutual funds holding U.S. Government agencies and purchases of higher yielding long-term TRUPS. The mutual funds were purchased with excess liquidity in lieu of Fed funds. At December 31, 2002, the portfolio consisted primarily of $20.6 million in TRUPS, $15.0 million in mutual funds, $5.0 million in Fannie Mae preferred stock, and $6.4 million of FHLB of Chicago stock.

      The contractual maturity distribution and weighted average yield of investment securities at December 31, 2003 are presented in the following table. Actual maturities of securities may differ from that reflected in the table due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

Analysis of Investment Portfolio(1)

	U.S. Treasury		U.S. Government		State and Municipal		Corporate and
	Securities		Agencies(2)		Securities		Other Securities		Total

	Amount	Yield	Amount	Yield	Amount	Yield(3)	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Maturities:
Within 1 year	$5,208	5.72%	$1	2.85%	$5,280	3.93%	$—	—%	$10,489	4.81%
1-5 years	—	—	143,451	4.15	24,270	5.03	2,395	6.57	170,116	4.30
5-10 years	56,537	3.70	462,093	4.35	11,166	4.50	250	6.90	530,046	4.28
After 10 years	—	—	530	2.06	52	4.95	25,613	6.95	26,195	6.84
Other Securities(4)	—	—	—	—	—	—	46,625	—	46,625	—

	$61,745	3.86%	$606,075	4.30%	$40,768	4.73%	$74,883	6.92%	$783,471	4.38%

Average months to maturity	103		86		48		293		93

(1)	Amounts listed in the table are at carrying value and the yield is calculated based on amortized cost.
(2)	Included in U.S. Government agencies are agency mortgage-backed securities (“MBS”) and agency collateralized mortgage obligations (“CMOs”). Given the amortizing nature of MBS and CMOs, the maturities presented in the table are based on their estimated average lives at December 31, 2003. The estimated average lives may differ from actual principal cash flows since cash flows include prepayments and scheduled principal amortization.
(3)	Yields on state and municipal securities include the effects of tax equivalent adjustments using a tax rate of 35%.
(4)	Other securities include FHLB of Chicago stock, Fannie Mae preferred stock and money market funds, which have no stated maturity date and are not included in the average months to maturity or the average yield.

Loans

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Commercial loans	$95,761	$96,681	$100,975	$101,024	$100,865
Syndicated loans	33,088	39,285	45,716	35,290	6,692
Real estate loans—
Construction, land acquisition and development	40,493	60,805	102,594	46,082	22,566
Commercial mortgage	234,967	245,099	213,689	181,380	158,008
Residential mortgage	101,133	100,840	105,168	127,794	120,191
Home equity	139,926	123,531	112,877	102,841	85,343
Indirect vehicle loans—
Auto	226,877	206,568	205,298	213,940	214,945
Harley Davidson motorcycle	35,957	29,552	19,013	5,408	419
Consumer loans	7,487	9,731	11,353	11,399	11,274

	$915,689	$912,092	$916,683	$825,158	$720,303
Less:
Unearned discount	11	11	38	138	334
Allowance for loan losses	8,369	7,351	6,982	5,682	4,828

Loans, net	$907,309	$904,730	$909,663	$819,338	$715,141

      The commercial and syndicated loan portfolios are substantially secured by business assets. Loans secured by real estate comprise the greatest percentage of total loans. Commercial mortgages and construc-

tion, land acquisition and development loans are generally secured by properties in the Chicago metropolitan area. Substantially all of the Company’s residential real estate loans are secured by first mortgages, and home equity loans are secured primarily by junior liens or first liens on one-to-four family residences in the Chicago metropolitan area. Substantially all of the Company’s combined portfolio of residential and home equity loans have loan to value ratios of less than eighty percent of the appraised value. Indirect loans represent consumer loans made through a network of new car and Harley Davidson dealers. Other than the following descriptions, there is no significant concentration of loans exceeding 10% of total loans in any specific industry or specific region of the United States other than the Chicago metropolitan area.

2003

      At December 31, 2003, loans outstanding, net of unearned discount, increased $3.6 million compared to 2002. Due to soft loan demand and increased paydowns, the Company’s loan portfolio was shrinking through much of 2003, hitting a low of $863.6 million in August 2003. Loan demand picked up in the fourth quarter resulting in slight growth year over year.

      Commercial loans decreased $1.0 million to $95.8 million in 2003. This category is comprised of approximately 20% new car dealers; 9% insurance premium receivables; 8% physicians’ practices; 7% electrical contractors; 4% medical equipment manufacturers; and 52% of various other industries in which the Company has no significant concentration.

      Syndicated loans decreased $6.2 million primarily due to the sale of $8.5 million in balances ($9.8 million of exposure) on two credits. Total exposure to nationally syndicated loans (including unfunded commitments) was $76.8 million and $72.1 million at December 31, 2003 and 2002, respectively. There is no concentration of these loans in any region of the United States.

      Construction, land acquisition and development loans decreased $20.3 million, or 33%, to $40.5 million at December 31, 2003. This decrease is due to increased payoffs and paydowns, partially offset by new business generation. This category is comprised of approximately 73% construction of 1-4 family detached homes, condominiums and townhomes in the Chicago area; 21% multi-family residential projects; and 6% retail developments.

      Commercial real estate loans decreased $10.1 million, or 4%, to $235.0 million in 2003 due to increased payoffs and paydowns, partially offset by new business generation. In the low interest rate environment experienced during 2003, borrowers were willing to pay significant prepayment penalties for the ability to lock their loan in at a new lower rate. The commercial real estate portfolio is comprised of approximately 43% multi-family residential properties; 27% retail properties; 18% owner occupied office and industrial properties; and 12% non-owner occupied office and industrial properties.

      Home equity loans increased $16.4 million, or 13%, to $139.9 million in 2003. This increase is due to new originations and, to a lesser extent, increased usage as a result of successful marketing efforts in a low interest rate environment. These increases were offset by increased payoffs due to first mortgage loan refinancing.

      Residential mortgages increased slightly to $101.1 million in 2003. To offset payoffs due primarily to mortgage refinancing, the Company retained for the Bank’s portfolio $62.0 million of the $144.1 million of 2003 mortgage loan originations. At the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and current market trends. The remaining $82.1 million in originations were sold with servicing released to investors.

      Indirect auto loans increased $20.3 million primarily due to $143.3 million in new loans, offset by payoffs and regular paydowns. The Company’s indirect auto portfolio consists of approximately 14,300 loans originated in the Chicago land area, of which 80% are new and 20% are used vehicles.

      Harley-Davidson motorcycle loans increased $6.4 million. The Company’s portfolio consists of approximately 3,100 loans generated in thirteen states as part of a national marketing initiative, of which 63% were originated in Illinois or Wisconsin.

      Consumer loans decreased $2.2 million and consist primarily of student loans, direct automobile loans and check credit loans.

      The Company did not have any programs to buy subprime indirect loan paper or any other subprime credit in 2003 or 2002.

2002

      At December 31, 2002, loans outstanding, net of unearned discount, decreased $4.6 million compared to 2001 primarily due to decreases in commercial, syndicated, construction and residential mortgage loans, offset by increases in commercial mortgage, home equity loans and indirect vehicle loans. The overall decrease was partially the result of the apparent loan fraud (charged off with the net realizable value transferred to OREO) and softening loan demand.

      Commercial loans decreased $4.3 million to $96.7 million in 2002. This decrease was due primarily to payoffs and paydowns, offset by new loans generated.

      Syndicated loans decreased $6.4 million primarily due to the payoff in 2002 of one syndicated credit with an outstanding balance at December 31, 2001 of $7.2 million.

      Construction, land acquisition and development loans decreased $41.8 million, or 41%, to $60.8 million at December 31, 2002. This decrease is partially due to the charge-off and transfer to OREO of the apparent loan fraud. At December 31, 2002, this category was comprised of approximately 36% construction of 1-4 family detached homes, condominiums and townhomes in the Chicago area; 29% retail developments; 33% multi-family residential projects; 1% hotel properties; and 1% industrial properties.

      Commercial real estate loans increased $31.4 million, or 15%, to $245.1 million in 2002. At December 31, 2002, the commercial mortgage portfolio was comprised of approximately 43% multi-family residential properties; 27% retail properties; 18% owner occupied office and industrial properties; 12% non-owner occupied office properties and industrial properties. The growth in this portfolio was primarily due to successful marketing.

      Home equity loans increased $10.7 million, or 9%, to $123.5 million in 2002. This increase was due to new originations and increased usage as a result of successful mass marketing efforts in a low interest rate environment, offset by increased payoffs due to first mortgage loan refinancing.

      Residential mortgages decreased $4.3 million, or 4%, to $100.8 million in 2002. The decrease was primarily due to increased payoffs on the existing portfolio due to the historical low mortgage interest rate environment. To offset payoffs, the Company retained for the Bank’s portfolio $51.7 million of the $132.0 million in 2002 mortgage loan originations. The remaining $80.3 million in originations were sold with servicing released to investors.

      Indirect auto loans increased $1.3 million to $206.6 million in 2002. The increase was primarily due to an increase in originations resulting from very competitive pricing in the luxury import market, partially offset by an increase in payoffs as compared to 2001.

      Harley-Davidson motorcycle loans increased $10.5 million. The Company’s portfolio consisted of approximately 2,500 loans generated in nine states as part of a national marketing initiative, of which 67% were originated in Illinois or Wisconsin.

      The following table indicates the remaining contractual maturity distribution of selected loans at December 31, 2003:

Maturity Distribution of Selected Loans

	One year	One to five	Five to ten	Over ten
	or less(1)	years	years	Years	Total

	(Dollars in thousands)
Commercial and Syndicated loans	$57,825	$60,678	$6,554	$3,792	$128,849
Real estate:
Construction, land acquisition and development loans	25,382	13,249	997	865	40,493
Commercial mortgage loans	22,564	164,419	37,514	10,470	234,967
Residential mortgage loans	577	10,776	9,612	80,168	101,133
Home equity loans	4,926	30,154	104,846	—	139,926

	$111,274	$279,276	$159,523	$95,295	$645,368

(1)	Includes demand notes.

     The following table indicates, for the loans in the Maturity Distribution table, the amounts due after one year which have fixed and variable interest rates at December 31, 2003:

	Fixed	Variable
	Rate	Rate	Total

	(Dollars in thousands)
Commercial and Syndicated loans	$27,724	$43,300	$71,024
Real estate:
Construction, land acquisition and development loans	1,701	13,410	15,111
Commercial mortgage loans	147,667	64,736	212,403
Residential mortgage loans	68,783	31,773	100,556
Home equity loans	1,416	133,584	135,000

	$247,291	$286,803	$534,094

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

      The following table summarizes loan loss experience for each of the last five years.

Summary of Loan Loss Experience

2003	2002	2001	2000	1999

(Dollars in thousands)
Average loans for the year, net of unearned discount and allowance for loan losses	$882,375	$916,377	$863,681	$772,992	$671,356

Allowance for loan losses, beginning of the year	$7,351	$6,982	$5,682	$4,828	$4,445
Charge-offs during the year:(1)
Real estate:
Construction, land acquisition and development loans	—	(13,963)	—	—	—
Home equity loans	—	—	—	—	(1)
Commercial loans	—	—	(7)	(40)	(357)
Syndicated loans	(815)	—	—	—	—
Indirect vehicle loans	(478)	(533)	(304)	(150)	(130)
Overdraft loans and uncollected funds	(5)	(11)	(3)	(4)	(4)
Consumer loans	(8)	(4)	(9)	(16)	(36)

Total charge-offs	(1,306)	(14,511)	(323)	(210)	(528)

Recoveries during the year:(1)
Real estate:
Construction, land acquisition and development loans	492	—	—	—	—
Home equity loans	—	—	—	—	1
Commercial loans	1	44	—	75	4
Indirect vehicle loans	215	161	41	32	5
Overdraft loans and uncollected funds	—	1	1	1	—
Consumer loans	16	24	31	56	61

Total recoveries	724	230	73	164	71

Net charge-offs during the year	(582)	(14,281)	(250)	(46)	(457)
Provision for loan losses	1,600	14,650	1,550	900	840

Allowance for loan losses, end of the year	$8,369	$7,351	$6,982	$5,682	$4,828

Ratio of net charge-offs to average loans outstanding	.07%	1.54%	.03%	.01%	.07%
Allowance for loan losses as a percent of loans outstanding, net of unearned discount at end of the year	.91%	.81%	.76%	.69%	.67%
Ratio of allowance for loan losses to nonperforming loans	15.44	x	5.09	x	4.03	x	12.94	x	12.98	x

(1)	There have been no losses or recoveries in the commercial mortgage and residential mortgage loan portfolios and no recoveries in the syndicated loan portfolio over the past five years.

     Net charge-offs for 2003 totaled $582,000, or ..07%, of average loans outstanding. Gross charge-offs in 2003 of $1,306,000 relate primarily to $815,000 charged off on the sale into the secondary market of $9.8 million in exposure ($8.5 million of outstanding balances) on two performing nationally syndicated credits. The Company’s remaining portfolio of nationally syndicated loans is fully performing as required contractually. With the exception of the charge-offs on these two credits, substantially all other charge-offs relate primarily to the Company’s indirect vehicle portfolio. Net charge-offs as a percent of the average indirect vehicle portfolio decreased to .11% in 2003 from .16% in 2002. Gross recoveries in 2003 totaled $724,000, of which $492,000 related to a hotel loan charged off in 2002 (See “Asset Quality”). The remaining recoveries were primarily from indirect vehicle loans.

      Net charge-offs for 2002 totaled $14,281,000, or 1.54%, of average loans. Virtually all net charge-offs for 2002 relate to $13,963,000 charged off on two commercial construction loans. See “Asset Quality” for discussion regarding these construction loans. The remaining charge-offs relate primarily to the Company’s indirect vehicle portfolio.

      The Company’s allowance for loan losses as a percent of loans outstanding was .91% at December 31, 2003 as compared to .81% in 2002 and .76% in 2001. The allowance for loan losses is sufficient to provide for probable loan losses based upon management’s evaluation of the risks inherent in the various loan categories. Management believes the allowance for loan losses is at an adequate level. Refer to the section titled “Application of Critical Accounting Policies” for a detailed description of the Company’s policy regarding the Allowance for Loan Losses.

      The following table shows the allocation of the allowance for loan losses by loan type for each of the last five years.

Allocation of Allowance for Loan Losses

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Allocation of allowance for loan losses:
Real estate:
Construction, land acquisition and development loans	$42	$64	$257	$210	$29
Commercial mortgage loans	386	740	413	83	284
Residential mortgage loans	75	100	56	57	77
Home equity loans	46	47	44	116	49
Commercial loans	951	1,125	887	626	408
Syndicated loans	582	2,531	810	143	20
Indirect vehicle loans	1,319	1,233	1,241	1,104	793
Consumer loans	42	47	54	82	120
Unallocated	4,926	1,464	3,220	3,261	3,048

Total allowance	$8,369	$7,351	$6,982	$5,682	$4,828

Percentage of loans to gross loans:
Real estate:
Construction, land acquisition and development loans	4.4%	6.6%	11.2%	5.6%	3.1%
Commercial mortgage loans	25.7	26.9	23.3	22.0	22.0
Residential mortgage loans	11.0	11.1	11.5	15.5	16.7
Home equity loans	15.3	13.5	12.3	12.4	11.8
Commercial loans	10.5	10.6	11.0	12.2	14.0
Syndicated loans	3.6	4.3	5.0	4.3	0.9
Indirect vehicle loans	28.7	25.9	24.5	26.6	29.9
Consumer loans	0.8	1.1	1.2	1.4	1.6

	100.0%	100.0%	100.0%	100.0%	100.0%

      The allocation for commercial, syndicated and commercial real estate loans decreased from 2002 due to a decrease in the level of Management Watch list loans due partially to the sale into the secondary market of two nationally syndicated credits (see “Summary of Loan Loss Experience”) and, to a lesser extent, a reduction of the outstanding balances in the portfolios. The allocation for construction, land acquisition and development loans decreased due to a reduction in the portfolio balance. In calculating the allocation of allowance for construction loans, the charge-off of the apparent fraudulent loan in 2002 was not considered in the Bank’s historical charge-off data due to the isolated nature of the apparent fraud. The unallocated reserve increased due to management’s ongoing review of the qualitative factors, including economic trends, credit concentrations, industry risks, and the opinions of Bank management.

Asset Quality

      The accrual of interest is discontinued on commercial, real estate and consumer loans when the collectibility of contractual principal or interest is deemed doubtful by management or when 90 days or more past due and the loan is not well secured or in the process of collection. Interest income is recorded on these loans only as it is collected. Interest payments on nonaccrual loans may be applied directly to loan principal for accounting purposes.

      The following table summarizes the Company’s nonperforming assets.

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Nonaccruing loans	$293	$821	$1,295	$121	$90
Loans which are past due 90 days or more	249	623	437	318	282

Total nonperforming loans	542	1,444	1,732	439	372
Other real estate owned	16,130	7,944	—	—	—
Repossessed vehicles	106	217	146	152	28

Total nonperforming assets	$16,778	$9,605	$1,878	$591	$400

Nonperforming loans to total loans outstanding	.06%	.16%	.19%	.05%	.05%
Nonperforming assets to total assets	.91%	.60%	.14%	.05%	.03%
Nonperforming assets to total capital	13.88%	8.58%	1.89%	.67%	.50%

      At December 31, 2003, nonaccrual loans totaled $293,000 and consisted of a $113,000 residential mortgage loan, a $91,000 commercial mortgage loan, a $74,000 commercial loan and a $15,000 home equity loan, all of which are in foreclosure. At December 31, 2002, the Company had an $820,000 participation in a nonaccrual construction loan on an unfinished hotel. In March 2003, an order was entered by the Bankruptcy Court and the proceeds of approximately $1.3 million were distributed to the Bank. The proceeds were applied to the remaining balance on the Bank’s books, with the excess $492,000 treated as a recovery.

      Other real estate owned consists of a 24 unit luxury condominium construction project with 53 deeded parking spaces. The project is substantially completed within budget. As of March 8, 2004, ten units and 25 parking spaces have been sold, of which five units and eighteen parking spaces are closed and occupied and five units and seven parking spaces are under contract with earnest money in hand. These sales represent approximately 42% of the total number of units and approximately 34% of projected sales dollars.

      Title to the property was acquired in November 2002 and recorded at its then net realizable value. The repayment of the Bank’s investment in the project is dependent on the strength of the Chicago luxury condominium market; as a result, the Company recorded a provision for impairment of $1.4 million during 2003. The Company will continue to evaluate the property quarterly for impairment and make valuation adjustments as deemed necessary.

      A schedule of activity in the OREO balance for 2003 and 2002 is shown in the following table:

	2003	2002

Beginning Balance	$7,944	$—
Transfer of net realizable value to OREO	—	3,606
Funding towards project	12,135	4,338
Sales proceeds, net	(2,534)	—
Provision for OREO	(1,415)	—

Balance at December 31	$16,130	$7,944

      As of December 31, 2003, the Company anticipates approximately $2.8 million in additional fundings to be disbursed once the project is fully completed and all claims are settled. Additional net sales proceeds, based on current projections, total $19.0 million. The Company expects to receive approximately $4.9 million of this amount in 2004 based upon scheduled closings.

      The Bank is pursuing multiple legal actions against potentially responsible parties, including the developers and guarantors, the Bank’s bonding company and other professional service providers. No assurances can be given about the likelihood, amount, or timing of any recoveries. See Note 6 to Item 8 of this Form 10-K for additional information.

      Losses on repossessed vehicles are charged off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but rather are classified as “other assets” on the Consolidated Balance Sheets. The typical holding period for resale of repossessed vehicles is 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The Bank’s portfolio of repossessed vehicles totaled $106,000 and $217,000 at December 31, 2003 and 2002, respectively.

      In addition to nonperforming assets, there are certain loans in the portfolio that management has identified, through its problem loan identification process, which exhibit a higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans, including related outstanding commitments, totaling $8.9 million at December 31, 2003, down from $30.4 million at December 31, 2002.

Deposits

      At year-end 2003, total deposits were $1.5 billion, an increase of $193.8 million, or 15%, compared to 2002. This increase was primarily due to a $111.1 million increase in time deposits and $106.8 million in savings deposits and NOW accounts. The growth in time deposits was primarily due to the opening of three branches in 2003 ($90.4 million), new public fund relationships (up $41.4 million), and the purchase of brokered certificates (up $24.9 million). The growth in savings deposits and NOW accounts was fuelled by a new tiered rate retail checking product which has generated $62.6 million since its inception in February 2003. Noninterest-bearing demand deposits increased $2.3 million primarily from treasury management customers. These increases were offset by a decrease in money market accounts of $26.4 million at year-end 2003 compared to 2002.

Average Deposits and Rate by Type

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$246,525	—%	$216,100	—%	$193,778	—%
Savings deposits and NOW accounts	214,120	1.01	144,650	1.18	126,477	2.18
Money market accounts	132,964	1.15	153,379	2.00	125,163	3.32
Time deposits	732,738	2.44	654,877	3.42	564,325	5.41

Total	$1,326,347	1.63%	$1,169,006	2.32%	$1,009,743	3.71%

      Average deposits for 2003 increased $157.3 million, or 13%, as compared to 2002. The increase is due to a $77.9 million increase in average time deposits; a $69.5 million increase in average savings deposits and NOW accounts; and a $30.4 million increase in average noninterest-bearing demand deposits, offset by a $20.4 million decrease in average money market deposits.

      Average deposits for 2002 increased $159.3 million, or 16%, as compared to 2001. There were increases in all average deposit accounts: a $90.6 million increase in average time deposits; a $28.2 million increase in average money market deposits; a $22.3 million increase in average noninterest-bearing demand deposits; and an $18.2 million increase in average savings and NOW accounts.

      Maturities of time deposits of $100,000 or more outstanding at December 31, 2003 are summarized as follows:

Amount

(Dollars in thousands)
Three months or less	$189,506
Over three through six months	74,538
Over six through twelve months	119,449
Over twelve months	68,836

Total	$452,329

Borrowings

      Short-term borrowings include Fed funds purchased, securities sold under agreements to repurchase, treasury, tax and loan demand notes, and draws on the Company’s line of credit. These totaled $69.9 million at December 31, 2003 compared to $84.6 million at the end of 2002. The $14.7 million decrease in 2003 was primarily due to decreases in commercial repurchase agreements. In 2002, short-term borrowings decreased to $84.6 million from $102.0 million in 2001, primarily due to decreases in treasury, tax and loan demand notes and term repurchase agreements.

      As a member of the FHLB of Chicago, the Bank may obtain advances secured by certain of its residential mortgage loans and other assets. The Company continued to utilize the FHLB of Chicago advances due to the comparatively favorable terms available. Borrowings increased to $161.5 million at December 31, 2003 from $102.0 million at December 31, 2002, up 58%, due primarily to $75 million borrowed on December 30, 2003 to purchase U.S. Government agency securities as part of a balance sheet arbitrage initiated to lock in a favorable spread. In 2002 total FHLB of Chicago borrowings increased $16.0 million, or 19%, from $86.0 million at December 31, 2001 due primarily to increased borrowings intended for the buildout of OREO (See “Asset Quality”). FHLB of Chicago borrowings mature from 2004 to 2008 and bear interest rates ranging from 1.29% to 7.14%. At December 31, 2003, $10 million in FHLB of Chicago borrowings are callable at the discretion of the FHLB of Chicago. See Note 8 to Item 8 of this Form 10-K for additional information.

      At December 31, 2003, the Company has $23 million of TRUPS outstanding that were issued as part of three separate pooled trust preferred offerings distributed through institutional private placements. The outstanding balance of the TRUPS increased $5 million due to an additional participation by the Company in a pooled trust preferred offering during the fourth quarter of 2003. The TRUPS are recorded in the Consolidated Financial Statements as a liability and included as Tier 1 capital for regulatory purposes (See “Capital Resources”). Interest on the securities is currently tax deductible. See Note 8 to Item 8 of this Form 10-K for additional discussion.

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

      At December 31, 2003, the Company’s shareholders’ equity totaled $120.9 million. The Company’s and the Bank’s capital ratios not only exceeded minimum regulatory guidelines, but also the FDIC criteria for

“well-capitalized” banks. As a result of the TRUPS issued late in 2003, the Company’s consolidated capital ratios increased. See Note 11 to Item 8 of this Form 10-K for regulatory capital disclosures.

      FIN No. 46R requires the deconsolidation of statutory trusts for financial statement presentation. The Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the TRUPS in their Tier 1 Capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow the Company to include TRUPS in Tier 1 Capital for regulatory purposes. The Company would still be considered “well capitalized” if TRUPS are excluded from Tier 1 Capital.

      In 2003, cash dividends declared totaled $4,747,000, a 37% increase from 2002. In 2003, the Company increased dividends twice to take advantage of the new lower 15% Federal tax ceiling on dividends. The Company has increased dividends each year over the last twelve years. In 2002, cash dividends declared totaled $3,463,000, a 19% increase from 2001. The dividend payout ratio for 2003 was 25.75%, as compared to 32.98% in 2002.

      In 2000, the Board of Directors approved a stock repurchase program which authorizes (but does not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through January 2005 (as extended). Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. In 2003, the Company repurchased 7,500 shares at an average price of $19.88. No shares were repurchased during 2002. Through December 31, 2003, the Company had repurchased 151,410 shares under this plan at an average price of $12.32 per share, and there are approximately 149,000 shares remaining available for repurchases under this program.

Investment Sales Division

      In May 2003, the Bank began operation of an Investment Sales Division. The new area executes a variety of securities transactions, dealing primarily in U.S. Treasuries, U.S. Government agencies, corporate debt securities, municipal bonds and mutual funds. The division serves primarily commercial businesses, not-for-profit organizations, governmental entities, and high net worth families. During the first two years of start-up, the Company anticipates expenses to exceed income from this source.

Branch Expansion

      The Company’s banking subsidiary is Oak Brook Bank. The Bank currently operates seventeen banking offices: fifteen in the western suburbs of Chicago, one in the northern suburbs of Chicago, and one at Huron and Dearborn streets in downtown Chicago, in addition to a Call Center at 800-536-3000 and an Internet branch at www.obb.com. The Bank opened three new branches in 2003: Countryside in January, Graue Mill in May, and St. Charles in October.

      The Company’s primary growth strategy continues to include branch expansion in the Chicago metropolitan area. The strategy for selecting branch locations includes providing market fill-ins in the Bank’s core west suburban market; extending our market to locations the Bank has concentrations of deposit and loan customers but no physical presence; and, extending our market into high growth outlying areas. We are currently working on opportunities that meet these criteria. Although this form of growth requires a significant investment in nonearning assets during the construction phase and start-up costs for several years exceed revenues, the Company believes its market warrants judicious office additions.

Condensed Quarterly Earnings Summary

	2003				2002

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands)
Interest income	$19,937	$19,635	$20,079	$20,284	$20,925	$21,302	$20,504	$19,836
Interest expense	7,020	6,582	7,295	7,807	8,491	9,147	8,645	8,836

Net interest income	$12,917	$13,053	$12,784	$12,477	$12,434	$12,155	$11,859	$11,000
Provision for loan losses	250	350	250	750	1,100	2,200	10,850	500
Other income	4,157	4,422	5,133	4,723	4,779	4,198	4,475	3,998
Other expense	10,346	10,534	10,901	9,722	9,390	8,374	9,254	8,723

Income (loss) before income taxes	$6,478	$6,591	$6,766	$6,728	$6,723	$5,779	$(3,770)	$5,775
Income tax expense (benefit)	1,809	1,955	2,182	2,182	1,973	1,662	(1,441)	1,812

Net Income (loss)	$4,669	$4,636	$4,584	$4,546	$4,750	$4,117	$(2,329)	$3,963

      The above quarterly financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

Impact of Pending Accounting Standards

      In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. The accounting requirements of FIN No. 46 are effective for the Company on December 31, 2003, on a prospective basis. The impact of adoption did not have an impact on the consolidated financial statements of the Company.

      In 2003, the FASB issued Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities. FIN No. 46R replaces FIN No. 46, which was issued earlier in 2003. As permitted by FIN No. 46R, the Company applied the provisions of FIN No. 46 as of December 31, 2003. The Company adopted the provisions of FIN No. 46R in the first quarter of 2004. The adoption of FIN No. 46R resulted in the deconsolidation of the three statutory trust subsidiaries of the Holding Company. This deconsolidation will not have a material effect on the consolidated financial statements of the Company.

      In November 2003, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which is effective for fiscal years ending after December 15, 2003. The consensus requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 3 of Item 8 of this Form 10-K.

FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company’s market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; the assessment of the provision and allowance for loan losses; developments pertaining to the apparent loan fraud and condominium project discussed above, including, without limitation, construction costs, delays and the strength of the Chicago luxury condominium for sale market; significant increases in competition or changes in depositor preferences or loan demand, difficulties in identifying attractive branch sites or other expansion opportunities, or unanticipated delays in construction buildout; difficulties in attracting and retaining qualified personnel; and possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risks

      See “Interest Rate Sensitivity” in Item 7 of this document.

Item 8.	Financial Statements And Supplementary Data

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands)
Assets
Cash and due from banks	$46,308	$61,505
Fed funds sold and interest-bearing deposits with banks	20,008	55,005
Investment securities:
Securities held-to-maturity, at amortized cost (fair value of $13,742 and $10,685 in 2003 and 2002, respectively)	13,426	10,027
Securities available-for-sale, at fair value	770,045	497,458

Total investment securities	783,471	507,485
Loans, net of unearned discount	915,678	912,081
Less-allowance for loan losses	(8,369)	(7,351)

Net loans	907,309	904,730
Other real estate owned	16,130	7,944
Premises and equipment, net	33,461	26,530
Bank owned life insurance	21,011	15,184
Other assets	20,117	19,113

Total Assets	$1,847,815	$1,597,496

Liabilities and Shareholders’ Equity
Noninterest-bearing demand deposits	$250,101	$247,806
Interest-bearing deposits:
Savings deposits and NOW accounts	275,075	168,288
Money market accounts	123,222	149,671
Time deposits:
Under $100,000	357,775	331,694
$100,000 and over	452,329	367,272

Total interest-bearing deposits	1,208,401	1,016,925

Total deposits	1,458,502	1,264,731
Fed funds purchased, securities sold under agreements to repurchase and other short-term debt	54,487	71,602
Treasury, tax and loan demand notes	15,423	13,035
Federal Home Loan Bank borrowings	161,500	102,000
Trust Preferred Capital Securities	23,000	18,000
Other liabilities	14,011	16,186

Total Liabilities	1,726,923	1,485,554
Shareholders’ Equity:
Preferred Stock, no par value, Authorized—100,000 shares, issued—none	—	—
Common Stock, $2 par value, Authorized—16,000,000 shares in 2003 and 2002, issued—10,924,868 shares in 2003 and 2002, outstanding—9,680,711 shares in 2003 and 9,501,196 shares in 2002	21,850	21,850
Surplus	5,765	4,586
Accumulated other comprehensive income, net of tax	1,463	8,523
Retained earnings	102,062	88,374
Less cost of shares in treasury, 1,244,157 common shares in 2003 and 1,423,672 common shares in 2002	(10,248)	(11,391)

Total Shareholders’ Equity	120,892	111,942

Total Liabilities and Shareholders’ Equity	$1,847,815	$1,597,496

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands
	except per share amounts)
Interest income:
Interest and fees on loans	$50,852	$58,907	$65,202
Interest on securities:
U.S. Treasury and U.S. Government agencies	23,465	18,767	14,988
Obligations of states and political subdivisions	2,036	2,053	2,958
Other securities	3,082	1,839	1,332
Interest on Fed funds sold and interest-bearing deposits with banks	500	1,001	1,878

Total interest income	79,935	82,567	86,358
Interest expense:
Interest on savings deposits and NOW accounts	2,163	1,710	2,751
Interest on money market accounts	1,534	3,062	4,157
Interest on time deposits	17,899	22,380	30,558
Interest on Fed funds purchased, securities sold under agreements to repurchase and other short-term debt	797	1,411	3,491
Interest on treasury, tax and loan demand notes	32	185	637
Interest on Federal Home Loan Bank borrowings	5,051	5,390	5,206
Interest on Trust Preferred Capital Securities	1,228	981	642

Total interest expense	28,704	35,119	47,442

Net interest income	51,231	47,448	38,916
Provision for loan losses	1,600	14,650	1,550

Net interest income after provision for loan losses	49,631	32,798	37,366

Other income:
Service charges on deposit accounts	6,860	7,376	6,032
Investment management and trust fees	2,140	1,701	1,429
Merchant credit card processing fees	4,849	4,813	3,777
Gain on mortgages sold, net of commissions	1,004	814	643
Income from bank owned life insurance	829	184	—
Income from sale of covered call options	1,167	395	—
Income from revenue sharing agreement	—	450	900
Other operating income	1,369	1,403	1,402
Investment securities gains, net	217	314	259

Total other income	18,435	17,450	14,442

Other expenses:
Salaries and employee benefits	23,346	19,610	18,810
Occupancy expense	2,893	2,188	2,035
Equipment expense	1,979	1,870	1,991
Data processing	1,828	1,727	1,488
Professional fees	1,309	1,766	766
Postage, stationery and supplies	1,132	1,116	963
Advertising and business development	1,778	1,641	1,390
Merchant credit card interchange expense	3,799	3,717	2,993
Provision for other real estate owned	1,415	—	—
Other operating expenses	2,024	2,106	1,492

Total other expenses	41,503	35,741	31,928

Income before income taxes	26,563	14,507	19,880
Income tax expense	8,128	4,006	6,232

Net income	$18,435	$10,501	$13,648

Basic earnings per share	$1.92	$1.10	$1.44

Diluted earnings per share	$1.87	$1.08	$1.41

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Accumulated
				Other			Total
		Par		Comprehensive	Retained	Treasury	Shareholders’
	Shares	Value	Surplus	Income (loss)	Earnings	Stock	Equity

	(Dollars in thousands except share amounts)
Balance at December 31, 2000	10,924,868	$21,850	$4,566	$1,410	$70,593	$(10,813)	$87,606

Comprehensive income, net of tax
Net income					13,648		13,648
Unrealized holding gain during the year of $2,198, net of reclassification adjustment for realized gain included in net income of $171				2,027			2,027

Total comprehensive income							15,675
Dividends declared					(2,905)		(2,905)
Exercise of stock options (including tax benefit)			29			182	211
Purchase of treasury stock (76,191 common shares)						(1,035)	(1,035)

Balance at December 31, 2001	10,924,868	$21,850	$4,595	$3,437	$81,336	$(11,666)	$99,552

Comprehensive income, net of tax
Net income					10,501		10,501
Unrealized holding gain during the year of $5,293, net of reclassification adjustment for realized gain included in net income of $207				5,086			5,086

Total comprehensive income							15,587
Dividends declared					(3,463)		(3,463)
Issuance of notes receivable on exercised options			(300)				(300)
Issuance of common stock for employee stock purchase plan			61			41	102
Exercise of stock options (including tax benefit)			230			234	464

Balance at December 31, 2002	10,924,868	$21,850	$4,586	$8,523	$88,374	$(11,391)	$111,942

Comprehensive income, net of tax
Net income					18,435		18,435
Unrealized holding loss during the year of $6,919, plus reclassification adjustment for realized gain included in net income of $141				(7,060)			(7,060)

Total comprehensive income							11,375
Dividends declared					(4,747)		(4,747)
Payment of note receivable on exercised options			100				100
Issuance of common stock for employee stock purchase plan			123			88	211
Exercise of stock options (including tax benefit)			956			1,204	2,160
Purchase of treasury stock (7,500 common shares)						(149)	(149)

Balance at December 31, 2003	10,924,868	$21,850	$5,765	$1,463	$102,062	$(10,248)	$120,892

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$18,435	$10,501	$13,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,577	2,337	2,471
Discount accretion	(818)	(511)	(931)
Premium amortization	757	779	806
Provision for other real estate owned	1,415	—	—
Provision for loan losses	1,600	14,650	1,550
Deferred taxes	(183)	(631)	(570)
Investment securities gains, net	(217)	(314)	(259)
Origination of real estate loans for sale	(77,906)	(76,250)	(75,615)
Proceeds from sale of real estate loans originated for sale	82,067	80,303	71,301
Gain on sale of mortgage loans originated for sale	(1,481)	(1,280)	(965)
Increase in cash surrender value of life insurance	(827)	(184)	—
FHLB of Chicago stock dividends	(986)	(312)	(413)
Gain on sale of Broadview property	—	—	(172)
Decrease from revenue sharing agreement	—	(28)	(97)
(Increase) decrease in other assets	(230)	(1,699)	668
Increase (decrease) in other liabilities	3,660	(1,989)	1,862

Net cash provided by operating activities	27,863	25,372	13,284
Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(6,829)	(5,193)	(1,800)
Proceeds from maturities, calls and paydowns	3,444	5,402	13,598
Securities available-for-sale:
Purchases	(634,417)	(427,543)	(128,389)
Proceeds from maturities, calls and paydowns	177,903	154,024	83,125
Proceeds from sales	173,456	102,509	29,932
Increase in loans	(7,653)	(17,560)	(87,326)
Purchases of premises and equipment, net	(9,488)	(5,388)	(2,942)
Investment in bank owned life insurance	(5,000)	(15,000)	—
Proceeds from sale of Broadview property	—	—	300
Proceeds from sales of other real estate owned, net	2,534	—	—
Additional capitalized costs of other real estate owned	(12,135)	(4,338)	—

Net cash used in investing activities	(318,185)	(213,087)	(93,502)
Cash flows from financing activities:
Increase (decrease) in noninterest-bearing demand deposits	2,295	35,867	(9,613)
Increase in interest-bearing deposit accounts	191,476	150,898	109,353
(Decrease) increase in short-term borrowing obligations	(14,727)	(17,376)	18,306
Proceeds from FHLB borrowings	85,000	21,000	5,000
Repayment of FHLB borrowings	(25,500)	(5,000)	—
Proceeds from Trust Preferred Capital Securities	5,000	12,000	—
Purchase of treasury stock	(149)	—	(1,035)
Exercise of stock options	1,169	399	160
Payment (issuance) of notes receivable on exercised options	100	(300)	—
Issuance of common stock for employee stock purchase plan	211	102	—
Cash dividends	(4,747)	(3,463)	(2,905)

Net cash provided by financing activities	240,128	194,127	119,266

Net (decrease) increase in cash and cash equivalents	(50,194)	6,412	39,048
Cash and cash equivalents at beginning of year	116,510	110,098	71,050

Cash and cash equivalents at end of year	$66,316	$116,510	$110,098

Supplemental disclosures:
Interest paid	$33,399	$40,097	$48,965
Income taxes paid	7,300	5,000	6,365
Transfer of securities to available-for-sale from held-to-maturity	—	—	76,131
Transfer of loan to other real estate owned	—	3,606	—
Transfer of auto loans to repossessed autos	794	1,464	730

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

      The consolidated financial statements include the accounts of First Oak Brook Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, Oak Brook Bank (the “Bank”), FOBB Statutory Trust I, FOBB Statutory Trust II, and FOBB Statutory Trust III. Also included are the accounts of Oak Real Estate Development Corporation, West Erie, LLC, and OBB Real Estate Holdings, LLC, wholly-owned subsidiaries of the Bank. All intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry.

      The Company, through the Bank, operates in a single segment engaging in general retail and commercial banking business, primarily in the Chicago Metropolitan area. The services offered include demand, savings and time deposits, corporate treasury management services, merchant credit card processing, commercial lending products such as commercial loans, construction loans, mortgages and letters of credit, and personal lending products such as residential mortgages, home equity lines and vehicle loans. The Bank has a full service investment management and trust department and newly formed investment sales division. The investment sales division executes customer investment transactions in U.S. Treasury, U.S. Government agency, corporate and municipal securities primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth families.

      The Company formed a wholly-owned subsidiary in 2003, FOBB Statutory Trust III, for the sole purpose of participating in a Pooled Trust Preferred Program. See Note 8 to the financial statements for further discussion regarding this program.

      The Bank formed two new companies in 2003, OBB Real Estate Holdings, LLC and OBB Real Estate Investments, LLC. These subsidiaries were established as part of an initiative to enhance earnings by reducing expenses and to provide alternative methods of raising capital in the future. OBB Real Estate Investments, LLC owns all of the Company’s performing residential mortgage and home equity loans.

      The Bank formed a wholly-owned real estate subsidiary in 2002, West Erie, LLC, for the sole purpose of developing and selling a luxury 24 unit condominium project in Chicago acquired by the Bank by agreement in lieu of foreclosure. The subsidiary has a construction loan with the Bank to fund the development of the property. See Note 6 to the financial statements for further discussion.

      Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Investment Securities: Securities are classified as held-to-maturity, available-for-sale or trading at the time of purchase. The majority of the Company’s securities are classified as available-for-sale and stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

      The Company purchases securities for trading purposes only within the investment sales division. These securities are typically purchased with the purpose of selling them in the near term to a specified buyer. Trading securities are recorded at fair value, with the unrealized gains and losses included in earnings.

      The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums to the earlier of maturity or call date, and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Any remaining discount on a security that is called is immediately accreted into income. The cost of a security sold is based on the specific identification method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The Company reviews the investment portfolio on a regular basis for other than temporary security impairments. In the event a specific security is determined to be other than temporarily impaired, the Company will reduce the carrying value of that security for the amount of the impairment.

      Loans: Loans are carried at the principal amount outstanding, net of unearned discount, including certain net deferred loan origination fees. Residential real estate loans that are originated for sale are carried at lower of aggregate cost or market and are typically sold within 60 days. Interest income on loans is accrued based on principal amounts outstanding.

      Loan Fees and Related Costs: Loan origination and commitment fees and certain direct loan origination costs are deferred and accreted or amortized to earnings as an adjustment of the related loan’s yield over the contractual life or the estimated life of the loan using the level-yield method. When a loan is paid in full prior to maturity, any unamortized fees are recorded in interest income at payoff. Fees, such as prepayment penalties and fees assessed for unused commitments on lines, are recorded in interest income when received.

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

      The Company records specific valuation allowances on commercial, commercial mortgage and construction loans when a loan is considered to be impaired. A loan is impaired when, based on an evaluation of current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest) pursuant to the original contractual terms. The Company measures impairment based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans, such as residential mortgage, home equity, indirect vehicle and consumer loans, are collectively evaluated for impairment and are not subject to impaired loan disclosures. Interest income on impaired loans is recognized using the cash basis method.

      Commercial, syndicated and real estate loans are placed on nonaccrual status when the collectibility of the contractual principal or interest is deemed doubtful by management or when the loan becomes 90 days or more past due and is not well secured or in the process of collection.

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

      Other Real Estate Owned: Other Real Estate Owned (“OREO”) is initially recorded at the net realizable value at the date title is obtained. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management and a provision for impairment is recorded through a charge to operations if the carrying value of a property exceeds its net realizable value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

      Income Taxes: The Company and its subsidiaries file consolidated income tax returns. The Bank provides for income taxes on a separate return basis and remits to the Company amounts determined to be currently payable. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the recognition of income and expenses for financial statement and income tax purposes. Such differences are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

      Earnings Per Share: Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options.

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

      Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, Fed funds sold and interest-bearing deposits with banks with original maturities of 90 days or less.

      Reclassifications: Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to their 2003 presentation. All share and per share data has been restated to give effect to the three-for-two stock split effective in August 2003.

      New Accounting Standards: In 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) which supercedes Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the Company’s results of operations, financial position or cash flows.

      In 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.” This statement amends the disclosure requirements of SFAS No. 123 and provides three alternative transition methods for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies that choose to adopt the fair value measurement provisions of SFAS No. 123. The Company adopted the disclosure provision SFAS No. 148 on December 31, 2002 and these disclosures are included in the notes to these consolidated financial statements.

      In 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”) which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacted for the Company are financial and performance standby letters of credit. The required FIN No. 45 disclosures for 2003 have been incorporated into Note 17 “Commitments and Financial Instruments with Off Balance Sheet Risk”. The accounting requirements of FIN No. 45 were effective for the Company on January 1, 2003, on a prospective basis. The impact of adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

      In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. The accounting requirements of FIN No. 46 are effective for the Company on December 31, 2003, on a prospective basis. The impact of adoption did not have an impact on the consolidated financial statements of the Company.

      In 2003, the FASB issued Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities. FIN No. 46R replaces FIN No. 46, which was issued earlier in 2003. As permitted by FIN No. 46R, the Company applied the provisions of FIN No. 46 as of December 31, 2003. The Company adopted the provisions of FIN No. 46R in the first quarter of 2004. The adoption of FIN No. 46R resulted in the deconsolidation of the three statutory trust subsidiaries of the Holding Company. This deconsolidation will not have a material effect on the consolidated financial statements of the Company.

      In November 2003, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which is effective for fiscal years ending after December 15, 2003. The consensus requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 3 of these consolidated financial statements.

Note 2.     Cash and Due From Banks

      Cash and due from banks include reserve balances that the Bank is required to maintain in either vault cash or with the Federal Reserve Bank of Chicago. These required reserves are based principally on deposits outstanding. The average reserves required for 2003 and 2002 were $3,830,000 and $1,899,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Investment Securities

      The aggregate amortized cost and fair value of securities, and gross unrealized gains and losses at December 31 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
2003
Securities available-for-sale:
U.S. Treasury	$63,658	$88	$(2,001)	$61,745
U.S. Government agencies	557,357	5,996	(4,852)	558,501
Agency mortgage-backed securities	47,392	103	(140)	47,355
Agency collateralized mortgage obligations	173	17	—	190
Obligations of states and political subdivisions	26,679	1,352	(160)	27,871
Corporate and other securities	72,361	2,082	(60)	74,383

Total securities available-for-sale	$767,620	$9,638	$(7,213)	$770,045

Securities held-to-maturity:
Agency mortgage-backed securities	$29	$2	$—	$31
Obligations of states and political subdivisions	12,897	377	(63)	13,211
Corporate and other securities	500	—	—	500

Total securities held-to-maturity	$13,426	$379	$(63)	$13,742

2002
Securities available-for-sale:
U.S. Treasury	$26,488	$316	$(368)	$26,436
U.S. Government agencies	370,742	11,570	(38)	382,274
Agency mortgage-backed securities	4,761	118	(37)	4,842
Agency collateralized mortgage obligations	301	34	—	335
Obligations of states and political subdivisions	31,004	1,882	—	32,886
Corporate and other securities	50,016	730	(61)	50,685

Total securities available-for-sale	$483,312	$14,650	$(504)	$497,458

Securities held-to-maturity:
Agency mortgage-backed securities	$269	$8	$—	$277
Obligations of states and political subdivisions	9,258	650	—	9,908
Corporate and other securities	500	—	—	500

Total securities held-to-maturity	$10,027	$658	$—	$10,685

      The Company held no securities classified as trading at December 31, 2003 or 2002.

      At December 31, 2003, U.S. Government agencies include $75 million of securities purchased as part of a balance sheet arbitrage initiated to lock in a favorable spread on a Federal Home Loan Bank (“FHLB”) of Chicago borrowing. The coupon on these callable securities floats based upon a spread over the 3-month LIBOR (135 basis points over on $50 million and 151 basis points over on $25 million), while the coupon on the FHLB of Chicago advance floats quarterly at 12 basis points over the 3-month LIBOR.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      At December 31, 2003, corporate and other securities include $37,347,000 in FHLB of Chicago stock; $25,613,000 in Trust Preferred Capital Securities (“TRUPS”); $9,175,000 in Fannie Mae preferred stock; $2,145,000 in corporate securities; $500,000 in foreign bonds, and $103,000 in money market funds.

      At December 31, 2002, corporate and other securities include $20,563,000 in TRUPS; $2,644,000 in corporate bonds; $1,117,000 in equity securities; $6,361,000 in FHLB of Chicago stock; $15,000,000 in mutual funds holding U.S. Government agency securities; $5,000,000 in Fannie Mae preferred stock; and $500,000 in foreign bonds.

      The unrealized losses by investment type at December 31, 2003 are shown below. The investment securities are shown at their fair value (rather than carrying value) and segregated by those securities that have been in an unrealized loss position for less than twelve months and those securities that have been in an unrealized loss position for twelve months or more.

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$56,538	$(2,001)	$—	$—	$56,538	$(2,001)
U.S. Government agencies	226,781	(4,852)	—	—	226,781	(4,852)
Agency mortgage-backed securities	22,627	(140)	—	—	22,627	(140)
Obligations of states and political subdivisions	6,210	(206)	1,488	(17)	7,698	(223)
Corporate and other securities	6,140	(60)	—	—	6,140	(60)

Total temporarily impaired securities	$318,296	$(7,259)	$1,488	$(17)	$319,784	$(7,276)

      At December 31, 2003, gross unrealized losses for the investment portfolio totaled $7,276,000, consisting of 56 securities. Of these securities, five are U.S. Treasury securities, 26 are U.S. Government agencies (including mortgage-backed securities), 23 are state and municipal obligations, and two are corporate and other securities. The unrealized loss positions are primarily the result of the volatile low interest-rate environment experienced during 2003. The investment portfolio is reviewed by management on a regular basis for other than temporary security impairments. In the event the unrealized loss position is determined to be other than temporary, management reduces the carrying value of the security for the amount of the impairment. At December 31, 2003, management asserts that all unrealized losses are temporary in nature and no reduction in carrying value is deemed necessary.

      The amortized cost and fair value of investment securities at December 31, 2003, by contractual maturity, are shown below. Agency mortgage-backed securities and collateralized mortgage obligations are presented in the table based on their estimated average lives, which will differ from contractual maturities due to principal prepayments. Actual maturities of the securities may differ from that reflected in the table due to securities with call features. Such securities are assumed to be held to contractual maturity for maturity distribution purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Included in other securities are the FHLB of Chicago stock, Fannie Mae preferred stock and money market funds, which have no stated maturity.

	December 31, 2003

	Amortized	Fair
	Cost	Value

	(Dollars in thousands)
Securities available-for-sale:
Due in one year or less	$8,119	$8,238
Due after one year through five years	160,669	164,956
Due after five years through ten years	527,949	524,083
Due over ten years	24,233	26,143
Other securities with no stated maturity date	46,650	46,625

	$767,620	$770,045

Securities held-to-maturity:
Due in one year or less	$2,251	$2,251
Due after one year through five years	5,160	5,423
Due after five years through ten years	5,963	6,015
Due over ten years	52	53

	$13,426	$13,742

      At December 31, 2003, investment securities with a book value of $654,388,000 were pledged as collateral to secure certain deposits, securities sold under agreements to repurchase and FHLB of Chicago borrowings.

      Proceeds from sales of available-for-sale investments in debt and equity securities during 2003, 2002 and 2001 were $173,456,000, $102,509,000 and $29,932,000, respectively. Gross gains of $821,000 and gross losses of $604,000 were realized in 2003. Gross gains of $547,000 and gross losses of $233,000 were realized in 2002. Gross gains of $259,000 and no losses were realized in 2001.

      Periodically, the Company will sell options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. The option premium income generated by these transactions is recognized as other noninterest income when received. There were no call options outstanding at December 31, 2003 or 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.	Loans

      Loans outstanding at December 31 follow:

	2003	2002

	(Dollars in thousands)
Commercial loans	$95,761	$96,681
Syndicated loans	33,088	39,285
Real estate loans—
Construction, land acquisition and development	40,493	60,805
Commercial mortgage	234,967	245,099
Residential mortgage	101,133	100,840
Home equity	139,926	123,531
Indirect vehicle loans—
Auto	226,866	206,557
Harley Davidson motorcycle	35,957	29,552
Consumer loans	7,487	9,731

Total loans, net of unearned discount	$915,678	$912,081

      The Company originates commercial, real estate and consumer loans primarily within the Chicago Metropolitan area except as discussed below.

      The commercial loan portfolio is substantially secured by business assets and is comprised of approximately 20% new car dealers; 9% insurance premium receivables; 8% physicians’ practices; 7% electrical contractors; 4% medical equipment manufacturers; and 52% of various other industries in which the Company has no significant concentration.

      Syndicated loans represent the Bank’s participation in certain larger national credits. These loans are generally secured by business assets, however, the Company’s portfolio includes $7.5 million in unsecured loans to companies that are rated investment grade. Total exposure to nationally syndicated loans (including unfunded commitments) was $76.8 million and $72.1 million at December 31, 2003 and 2002, respectively. There is no concentration of these loans in any region of the United States.

      The Company’s construction, land acquisition and development loans are comprised of approximately 73% construction of 1-4 family detached homes, condominiums and townhomes in the Chicago area; 21% multi-family residential projects; and 6% retail developments at December 31, 2003.

      The Company’s commercial real estate portfolio is comprised of approximately 43% multi-family residential properties; 27% retail properties; 18% owner occupied office and industrial properties; and 12% non-owner occupied office and industrial properties at December 31, 2003.

      The Company’s indirect auto loan portfolio consists of approximately 14,300 loans originated in the Chicagoland area, of which 80% are new and 20% are used vehicles. Management continually monitors the indirect vehicle dealer relationships to ensure the Company is not dependent on any one dealer as a source of such loans. The Company does not have any sub-prime loan programs.

      The Company’s Harley Davidson motorcycle loans consist of approximately 3,100 loans generated in thirteen states as part of a national marketing initiative, of which 63% were originated in Illinois and Wisconsin.

      Loans secured by residential real estate are expected to be paid by the borrowers’ cash flows or proceeds from the sale or refinancing of the underlying real estate. Such loans are primarily secured by senior or junior liens on real estate within the Chicago Metropolitan area. Performance of these loans may be affected by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conditions influencing the local economy and real estate market. Substantially all of the Company’s combined portfolio of residential mortgages and home equity loans have loan to value ratios at or below eighty percent of the appraised value.

      The balance of residential mortgage loans includes loans held for sale of $296,000 and $2,975,000, at December 31, 2003 and 2002, respectively. These loans are typically sold servicing released within 60 days of origination.

      An analysis of the allowance for loan losses follows:

	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of year	$7,351	$6,982	$5,682
Provision for loan losses	1,600	14,650	1,550
Recoveries	724	230	73
Charge-offs	(1,306)	(14,511)	(323)

Balance at end of year	$8,369	$7,351	$6,982

      The Company has $293,000 and $821,000 of nonaccrual loans at December 31, 2003 and 2002, respectively. None of the nonaccrual loans were considered impaired at December 31, 2003. Included in the nonaccrual balance at December 31, 2002 was one loan for $820,000 that was classified as impaired. The average balance of impaired loans was $189,000, $8,794,000 and $555,000 for 2003, 2002 and 2001, respectively. The average balance of impaired loans during 2002 includes a loan on a construction property charged off during 2002 that is now carried as OREO (See Note 6 for additional information). The Company did not recognize any interest income associated with impaired loans while the loans were considered impaired during 2003, 2002 or 2001. If interest had been accrued at its original rate, such income would have approximated $55,000 in 2003, $1,043,000 in 2002 and $106,000 in 2001.

Note 5.	Premises and Equipment

      A summary of premises and equipment at December 31 follows:

	2003	2002

	(Dollars in thousands)
Land	$6,872	$6,431
Buildings and improvements	30,373	24,468
Leasehold improvements	1,429	1,042
Data processing equipment, office equipment and furniture	19,121	16,635

	57,795	48,576
Less accumulated depreciation and amortization	(24,334)	(22,046)

Premises and equipment, net	$33,461	$26,530

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The Company has entered into a number of non-cancelable operating lease agreements for certain of the Bank’s office premises. The minimum annual net rental commitments under these leases, which extend until 2013, are as follows:

(Dollars in thousands)
2004	$422
2005	401
2006	400
2007	379
2008	324
2009 and thereafter	619

$2,545

      Total rental expense for 2003, 2002, and 2001 was approximately $526,000, $401,000 and $395,000 respectively, which included payment of certain occupancy expenses as defined in the lease agreements.

      The Company’s aggregate future minimum net rentals to be received under a non-cancelable lease from a third party tenant which expires in 2006 is as follows:

(Dollars in thousands)
2004	$181
2005	186
2006	175

$542

      The Company also receives reimbursement from its tenants for certain occupancy expenses including taxes, insurance and operational expenses, as defined in the lease agreements.

Note 6.     Other Real Estate Owned

      At December 31, 2003, Other Real Estate Owned totaled $16.130 million and consisted of a 24 unit luxury condominium construction project with 53 deeded parking spaces. The property has been substantially completed within budget. As of December 31, 2003, four units and 16 parking spaces had been sold, closed, and occupied. There were sales contracts on two additional units and four parking spaces; earnest money had been received on both of these units.

      Title to the property was acquired in November 2002 and recorded at its then net realizable value. The repayment of the Bank’s investment in the project is dependent on the strength of the Chicago luxury condominium market; as a result, the Company recorded a provision for impairment of $1.4 million during 2003. At December 31, 2003, the property is recorded at its net realizable value and management will continue to evaluate the property quarterly for impairment and make additional valuation adjustments as deemed necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      A schedule of activity in the OREO for 2003 and 2002 is shown in the following table:

	2003	2002

	(Dollars in thousands)
Beginning Balance	$7,944	$—
Transfer of net realizable value to OREO	—	3,606
Funding towards project	12,135	4,338
Sales proceeds, net	(2,534)	—
Provision for OREO	(1,415)	—

Balance at December 31	$16,130	$7,944

Note 7.	Deposits

      As of December 31, 2003, the scheduled maturities of time deposits are as follows:

(Dollars in
thousands)
2004	$667,250
2005	121,786
2006	8,039
2007	9,398
2008	3,528
2009 and thereafter	103

Total	$810,104

      Included in the total balance are brokered time deposits of $35,019,000 and $10,095,000 at December 31, 2003 and 2002, respectively.

Note 8.	Borrowings

      The Company’s borrowings at December 31, 2003 and 2002 consisted of short-term borrowings, FHLB of Chicago borrowings and TRUPS.

      Short-term borrowings consist of Fed funds purchased; securities sold under agreements to repurchase (“repos”); treasury, tax and loan demand notes; and draws on the Company’s revolving line of credit.

      Information related to short-term borrowings at December 31 is summarized as follows:

	2003	2002	2001

	(Dollars in thousands)
Securities sold under agreements to repurchase	$54,487	$71,602	$80,788
Fed funds purchased	—	—	—
Treasury, tax and loan demand notes	15,423	13,035	20,000
Draws on line of credit	—	—	1,225

Total	$69,910	$84,637	$102,013

Average during the year	$78,779	$94,350	$96,675
Maximum month-end balance	94,607	218,099	192,702
Average rate at year-end	0.74%	1.35%	2.68%
Average rate during the year	1.05%	1.69%	4.27%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The Fed funds purchased generally represent one day borrowings obtained from correspondent banks. The repos represent borrowings which generally have maturities within one year and are secured by U.S. Treasury and U.S. Government agency securities. The treasury, tax and loan demand notes are generally repaid within 90 days from the transaction date and are secured by municipal securities and commercial loans.

      The Company has a revolving line of credit arrangement with an unaffiliated third party bank for $15 million which matures on April 1, 2004 and is expected to be renewed annually. The interest rate is determined at the time of each individual draw. There was no outstanding balance on this line at December 31, 2003 and 2002.

      Federal Home Loan Bank borrowings at December 31:

	2003		2002

Maturity	Amount	Rate	Amount	Rate

	(Dollars in thousands)
February 5, 2003	$—	—%	$1,000	5.59%
February 19, 2003	—	—	10,000	5.84
October 30, 2003	—	—	5,000	1.76
November 20, 2003	—	—	1,500	5.43
November 24, 2003	—	—	8,000	6.50
January 7, 2004	6,000	5.49	6,000	5.49
February 9, 2004	5,000	6.76	5,000	6.76
February 17, 2004	5,000	1.63	—	—
November 1, 2004	5,000	2.24	5,000	2.24
February 7, 2005	1,500	5.74	1,500	5.74
February 19, 2005	10,000	5.97	10,000	5.97
February 22, 2005	5,000	2.13	—	—
March 21, 2005(1)	5,000	6.53	5,000	6.53
March 21, 2005(1)	5,000	6.20	5,000	6.20
March 21, 2005	5,000	7.14	5,000	7.14
May 3, 2005	6,000	4.37	6,000	4.37
October 31, 2005	5,000	2.75	5,000	2.75
February 5, 2007	2,000	5.83	2,000	5.83
January 12, 2008	15,000	5.23	15,000	5.23
February 19, 2008	6,000	6.04	6,000	6.04
December 30, 2008(2)	75,000	1.29	—	—

Total/ Average rate	$161,500	3.27%	$102,000	5.34%

(1)	Callable March 20, 2004 and quarterly thereafter.
(2)	Interest floats quarterly to 3-month LIBOR plus 12 basis points. Prepayable without penalties.

     Callable borrowings have the potential to be called in whole or in part at the discretion of the FHLB of Chicago. With the exception of the borrowing due December 30, 2008, these borrowings have a fixed interest rate for the term of the debt and can be prepaid only if approved by the FHLB of Chicago and a penalty assessed.

      The Bank has entered into a collateral pledge agreement whereby the Bank has agreed to keep on hand, at all times, free of all other pledges, liens, and encumbrances, a portfolio of first mortgage residential loans as collateral for the outstanding borrowings from the FHLB of Chicago. In addition, the Bank specifically pledged certain multi-family loans and U.S. Government agency securities to the FHLB of Chicago which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increases the Company’s borrowing capacity. All stock in the FHLB of Chicago, totaling $37,347,000 and $6,361,000 at December 31, 2003 and 2002, respectively, is pledged as additional collateral for these borrowings.

      At December 31, 2003, the Company has $23 million of TRUPS outstanding that were issued as part of three separate Pooled Trust Preferred offerings distributed through institutional private placements. The TRUPS are recorded in the consolidated balance sheets as long term borrowings and included as Tier 1 capital for regulatory purposes. Interest on the securities is currently tax deductible. Terms of the three specific issues are detailed below.

      The Company established statutory trusts in 2003, 2002, and 2000 for the purpose of issuing TRUPS as part of three Pooled Trust Preferred Offerings distributed in institutional private placements. The following table summarizes the outstanding TRUPS issued by each trust as of December 31, 2003:

					Balance
Trust Name	Month of Issuance	Pool Amount	Maturity	Interest Rate	Outstanding

		(Dollars in thousands)
FOBB Statutory Trust I	September 2000	$300,000	September 2030 (1)	10.6%	$6,000
FOBB Statutory Trust II	June 2002	$520,000	June 2032(2)	90-day LIBOR plus 3.45%	$12,000
FOBB Statutory Trust III	December 2003	$348,600	December 2033 (2)	90-day LIBOR plus 2.80%	$5,000

					$23,000

(1)	Non-callable for ten years, after which the securities have a declining 10 year premium call.
(2)	Non-callable for five years, after which callable at par.

Note 9.	Income Taxes

      The components of income tax expense for the years ended December 31 follow:

	2003	2002	2001

	(Dollars in thousands)
Current provision	$8,311	$4,637	$6,802
Deferred provision (benefit)	(183)	(631)	(570)

Total income tax expense	$8,128	$4,006	$6,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The net deferred tax assets at December 31 consisted of the following:

	2003	2002

	(Dollars in thousands)
Gross deferred tax assets:
Book over tax loan loss reserve	$2,929	$2,916
Retirement plan	510	462
Deferred compensation plans	922	783
State net operating loss carryforward	237	204
Other, net	20	19

Total gross deferred tax assets	4,618	4,384
Less valuation allowance	(237)	(204)

Deferred tax assets	4,381	4,180
Gross deferred tax liabilities:
Unrealized gains on securities available-for-sale	848	5,612
Accretion of discount on securities	116	218
Depreciation	899	613
Book over tax basis of land	241	273
FHLB of Chicago stock dividends	756	469
Deferred loan costs	596	666
Other, net	215	200

Total gross deferred tax liabilities	$3,671	$8,051

Net deferred tax asset (liability)	$710	$(3,871)

      At December 31, 2003, the Company has a state net operating loss carry forward of approximately $5,078,000. Of this amount, $1,286,000 will expire in 2015 and $3,792,000 will expire in 2022. Realization of deferred tax assets is dependent upon the generation of future taxable income by the Company within the allowable net operating carry forward period. In consideration of net losses incurred, management has provided a valuation allowance to reduce the net carrying value of deferred tax assets. The amount of this valuation allowance is subject to adjustment by management in future periods based upon its assessment of evidence supporting the degree of probability that deferred tax assets will be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The effective tax rates for 2003, 2002, and 2001 were 30.6%, 27.6%, and 31.3%, respectively. Income tax expense was less than the amount computed by applying the Federal statutory rate of 35% for 2003, 2002 and 2001 due to the following:

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Tax expense at statutory rate	$9,297	$5,077	$6,958
Increase (decrease) in taxes resulting from:
Income from obligations of states and political subdivisions and certain loans not subject to Federal income taxes	(624)	(675)	(948)
State income taxes		—	76
Effect of marginal tax rate	—	(100)	—
Bank owned life insurance	(290)	(64)	—
Other miscellaneous, net	(255)	(232)	146

Total income tax expense	$8,128	$4,006	$6,232

Note 10.	Shareholders’ Equity

      At December 31, 2003, the Company has reserved for issuance 948,464 shares of Common Stock for the Stock Option Plan, 134,040 shares for the Employee Stock Purchase Plan and 36,044 shares for the Deferred Directors’ Stock Plan.

      Payment of dividends by the Bank is subject to both Federal and state banking laws and regulations that limit the amount of dividends that can be paid by the Bank without prior regulatory approval. At December 31, 2003, $32,275,000 of undistributed earnings was available for the payment of dividends by the Bank without prior regulatory approval.

Note 11.	Regulatory Capital

      The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regulations require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital, minimum ratios of total and Tier 1 capital to risk-weighted assets, and a minimum ratio of Tier 1 capital to average assets to ensure capital adequacy. Management believes, as of December 31, 2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

      The Company and the Bank’s actual capital amounts and ratios are presented in the following table. As of December 31, 2003 and 2002, the most recent regulatory notification categorized the Bank as well capitalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, there are no conditions or events since that notification that management believes have changed the institution’s category.

			Capital Required To Be

			Adequately
	Actual		Capitalized		Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$150,798	13.26%	$90,990	8%	$113,738	10%
Oak Brook Bank	138,657	12.26	90,513	8	113,142	10
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$142,429	12.52%	$45,495	4%	$68,243	6%
Oak Brook Bank	130,288	11.52	45,257	4	67,885	6
Tier 1 Capital (to Average Assets)
Consolidated	$142,429	8.11%	$70,271	4%	$87,838	5%
Oak Brook Bank	130,288	7.44	70,002	4	87,502	5
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Consolidated	$128,770	11.73%	$87,795	8%	$109,744	10%
Oak Brook Bank	121,956	11.16	87,429	8	109,286	10
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$121,419	11.06%	$43,898	4%	$65,846	6%
Oak Brook Bank	114,605	10.49	43,714	4	65,572	6
Tier 1 Capital (to Average Assets)
Consolidated	$121,419	7.74%	$62,735	4%	$78,418	5%
Oak Brook Bank	114,605	7.33	62,558	4	78,198	5

Note 12.	Earnings Per Share

      The following table sets forth the computation for basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Net income	$18,435,000	$10,501,000	$13,648,000

Denominator for basic earnings per share-weighted average shares outstanding	9,618,815	9,504,638	9,498,900
Effect of dilutive securities:
Stock options issued to employees and directors	255,343	260,949	163,044

Denominator for diluted earnings per share	9,874,158	9,765,587	9,661,944

Earnings per share:
Basic	$1.92	$1.10	$1.44
Diluted	$1.87	$1.08	$1.41

      Weighted average options outstanding that were not included in the denominator for diluted earnings per share totaled 695 for 2003; 6,786 for 2002; and 12,000 for 2001 because their effect would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Contingencies

      The Company and the Bank are not subject to any material pending or threatened legal actions as of December 31, 2003.

      The Company was a party to a revenue sharing agreement in connection with the sale in 1997 of the Company’s credit card portfolio. Under this agreement, the Company shared the revenue from the sold portfolio for each of the five twelve month periods beginning July, 1997, subject to a maximum annual payment of $900,000. Income recognized in accordance with the revenue sharing agreement amounted to zero in 2003 and $450,000 in 2002 and $900,000 in 2001. This agreement expired on June 30, 2002.

Note 14.	Stock-Based Compensation

      The Company has a nonqualified stock option plan for officers and directors. Options may be granted at a price not less than the market value on the date of grant, are subject to various vesting schedules and are exercisable, in part, beginning on the date of grant and no later than ten years from the date of grant. No compensation expense was recognized in the consolidated financial statements with respect to this plan.

      A summary of the Company’s stock option activity, and related information for the years ended December 31 follows:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at the beginning of the year	830,267	$10.81	728,325	$9.49	677,775	$9.10
Granted	90,750	20.51	140,732	18.43	94,950	12.13
Exercised	(189,605)	7.87	(30,601)	13.39	(23,520)	6.79
Forfeited	(12,150)	20.58	(8,189)	14.00	(20,880)	12.00

Outstanding at the end of the year	719,262	$12.64	830,267	$10.81	728,325	$9.49

Exercisable at the end of the year	478,622	$10.39	579,767	$8.96	502,365	$8.34

      Exercise prices for options outstanding as of December 31, 2003 ranged from $5.50 to $24.00 per share.

      Using a range of exercise prices, the following table summarizes the number and weighted-average exercise price for options outstanding and separately for options exercisable. In addition, weighted-average contractual life is disclosed on options outstanding at December 31, 2003.

	Options Outstanding				Options Exercisable

		Weighted-Average
	Number	Remaining		Weighted-Average	Number	Weighted-Average
Range of	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
Exercise Prices
$ 5.50 – 10.00	203,800	2.1	years	$6.75	203,800	$6.75
10.01 – 15.00	307,262	5.6		12.23	236,322	12.36
15.01 – 20.00	115,950	7.7		17.78	36,750	17.32
20.01 – 24.00	92,250	9.1		20.60	1,750	21.98

Total	719,262	5.4		$12.64	478,622	$10.39

      In 2002 the Company began an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to withhold up to 15% of their salary up to $23,250 for the purchase of the Company’s Common Stock. Ineligible employees include those who own 5% or greater of the Company’s stock and seasonal employees. Amounts withheld are maintained by the Bank as a noninterest-bearing liability and used to purchase stock at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a discounted price of up to 10% of the lower of the fair market value of the common stock on the first day or the last day of the six-month offering period. During 2003 and 2002, the Company issued 10,779 and 5,181 shares at a discount of 7%. No compensation expense was recognized in the consolidated financial statements with respect to this plan.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method of that Statement. The fair value is estimated at each grant date using a Black-Scholes valuation model.

      The Black-Scholes valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      The Company grants stock options at various times of the year and has granted the purchase rights for the ESPP every six months since inception. The following table outlines the weighted average assumptions input into the Black-Scholes valuation model to calculate fair value for both the stock option plan and the ESPP. The weighted average assumptions used in the Black-Scholes model are as follows:

	2003	2002	2001

Stock Option Plan:
Total number of options granted during the year	90,750	140,732	94,950
Risk-free interest rate	3.38%	3.47%	4.26%
Expected life, in years	6.48	6.16	5.00
Expected volatility	28.5%	31.2%	31.3%
Expected dividend yield	3.0%	3.0%	3.1%
Estimated fair value per option	$5.16	$4.79	$3.07
Employee Stock Purchase Plan:
Risk-free interest rate	1.07%	1.31%	—
Expected life, in years	0.5	0.5	—
Expected volatility	25.0%	24.6%	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Years Ended December 31,

	2003	2002	2001

Net income as reported	$18,435,000	$10,501,000	$13,648,000
Deduct stock-based compensation expense determined under fair value based methods, net of tax:
Stock option plan	(249,000)	(215,000)	(193,000)
Employee stock purchase plan	(21,000)	(2,000)	—

Pro forma net income	$18,165,000	$10,284,000	$13,455,000

Earnings per share as reported:
Basic	$1.92	$1.10	$1.44
Diluted	$1.87	$1.08	$1.41
Pro forma earnings per share:
Basic	$1.89	$1.08	$1.42
Diluted	$1.84	$1.05	$1.39

Note 15.	Employee Benefit Plans

      The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed 25%. The Company matches dollar for dollar up to 4% of the employee’s eligible salary. All participant and employer contributions are 100% vested. For 2003, 2002 and 2001, the Company’s expense for this plan was $541,000, $502,000, and $423,000, respectively.

      The Company also has a profit sharing plan, under which the Company, at its discretion, could contribute up to the maximum amount deductible for the year. For 2003, 2002 and 2001, the Company’s expense for this plan was $322,000, $149,000 and $247,000, respectively.

      The Company has an executive deferred compensation plan. The purpose of this non-qualified plan is to allow certain executive officers the opportunity to maximize their elective contributions to the 401(k) savings plan and provide contributions notwithstanding certain restrictions or limitations in the Internal Revenue Code. The Company has both an asset and an offsetting liability recorded in the consolidated financial statements totaling $1,840,000 and $1,331,000 at December 31, 2003 and 2002, respectively. For 2003, 2002 and 2001, the Company’s expense for this plan was $152,000, $28,000 and $165,000, respectively.

      The Company has entered into supplemental pension agreements with certain executive officers. Under these agreements, the Company is obligated to provide at a prescribed retirement date, a supplemental pension based upon a percentage of the executive officer’s final base salary. The Company’s liability recorded for this plan totaled $1,456,000 and $1,165,000 at December 31, 2003 and 2002, respectively. The Company’s expense for this plan was $291,000 in 2003 and $202,000 in 2001. No expense was required in 2002 as determined by a review of the plan by independent actuaries.

Note 16.	Related Party Transactions

      The Bank has made, and expects in the future to continue to make, loans to the directors, executive officers and affiliates of the Bank and the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility. The aggregate amount of these loans was $5,037,000 and $5,877,000 at December 31, 2003 and 2002, respectively. During 2003, new related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

party loans totaled $8,462,000 and repayments totaled $9,276,000. During 2003, a loan of $26,000 was removed due to the employee no longer being defined as an executive officer.

      Certain principal shareholders of the Company are also principal shareholders of Amalgamated Investments Company, parent of Amalgamated Bank of Chicago. The Bank periodically enters into loan participations with Amalgamated Bank of Chicago. The Company had no participations purchased from Amalgamated Bank of Chicago at December 31, 2003. At December 31, 2002 the Company had one loan participation purchased from Amalgamated Bank of Chicago totaling $820,000.

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

	2003	2002

	(Dollars in thousands)
Commercial loans	$50,064	$59,603
Syndicated loans	41,958	28,913
Real estate:
Construction, land acquisition and development loans	41,034	71,886
Commercial Mortgage	855	1,317
Home equity loans	134,031	127,001
Residential mortgage	127	833
Check credit	766	835
Consumer	114	109
Performance standby letters of credit	8,656	7,486
Financial standby letters of credit(1)	4,082	7,477

Total commitments	$281,687	$305,460

(1)	Included in the total financial standby letters of credit are syndicated loans of $1,800 and $3,962 at December 31, 2003 and 2002, respectively.

     There were no amounts outstanding against the standby letters of credit as of December 31, 2003 or 2002. Of these guarantees, 73% have terms of less than one year; 15% have terms of one to three years; 11% have terms of three to five years; and 1% have terms of five years or more. The Company’s exposure to loss on the guarantee is minimal as each letter of credit is fully collateralized.

Note 18.	Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of the fair value of certain financial instruments. Fair value of a financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash surrender value of Bank Owned Life Insurance (“BOLI”): The cash surrender value of BOLI is carried at fair value.

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

Short-term debt: The carrying amounts of Fed funds purchased, overnight repurchase agreements and treasury, tax and loan demand notes approximate their fair values. The fair values of term repurchase agreements are estimated using a discounted cash flow calculation that utilizes interest rates currently being offered for similar maturities.

FHLB of Chicago borrowings: The fair value of the FHLB of Chicago borrowings is estimated using a discounted cash flow calculation that utilizes interest rates currently being offered for similar maturities.

Trust Preferred Capital Securities: The fair value of the TRUPS is estimated using a discounted cash flow calculation that utilizes interest rates currently being offered for similar maturities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The estimated fair values of the Company’s significant financial instruments as of December 31, 2003 and 2002, are as follows:

	2003		2002

	Carrying		Carrying	Fair
	Amount	Fair Value	Amount	Value

		(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$66,316	$66,316	$116,510	$116,510
Investment securities	783,471	783,787	507,485	508,143
Loans	915,678	917,368	912,081	933,984
Cash surrender value of BOLI	21,011	21,011	15,184	15,184
Accrued interest receivable	8,416	8,416	8,599	8,599
Financial Liabilities
Time deposits	810,104	812,725	698,966	700,972
Other deposits	648,398	648,398	565,765	565,765
Short-term debt	69,910	69,897	84,637	84,632
FHLB of Chicago borrowings	161,500	165,020	102,000	111,039
Trust Preferred Capital Securities	23,000	23,540	18,000	18,480
Accrued interest payable	3,310	3,310	3,060	3,060
Off-balance sheet commitments
Performance standby letters of credit	—	87	—	75
Financial standby letters of credit	—	41	—	75
Home equity	—	121	—	108
Check credit	—	20	—	22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.     Parent Company Only Financial Information

      Following are the condensed balance sheets, statements of income and cash flows for First Oak Brook Bancshares, Inc.:

Balance Sheets (Parent Company Only)

	December 31,

	2003	2002

	(Dollars in thousands)
Assets
Cash and cash equivalents on deposit with subsidiary	$10,262	$6,149
Investment in subsidiaries	132,267	123,663
Securities available-for-sale, at fair value	3,398	1,117
Due from subsidiaries	837	859
Equipment, net	87	75
Other assets	1,983	1,363

Total Assets	$148,834	$133,226

Liabilities and Shareholders’ Equity
Trust Preferred Capital Securities	$23,000	$18,000
Other liabilities	4,942	3,284

Total Liabilities	27,942	21,284
Shareholders’ Equity	120,892	111,942

Total Liabilities and Shareholders’ Equity	$148,834	$133,226

Statements of Income (Parent Company Only)

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Income:
Dividends from subsidiaries	$8,946	$10,692	$309
Other income	1,130	1,007	795
Investment securities gains, net	288	233	—

Total income	10,364	11,932	1,104

Expenses:
Interest on short-term debt	—	4	11
Interest on Trust Preferred Capital Securities	1,247	998	642
Other expenses	3,541	2,216	3,098

Total expenses	4,788	3,218	3,751

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	5,576	8,714	(2,647)
Income tax expense (benefit)	1,187	683	(1,015)

Income (loss) before equity in undistributed net income of subsidiaries	6,763	9,397	(1,632)
Equity in undistributed net income of subsidiaries	11,672	1,104	15,280

Net income	$18,435	$10,501	$13,648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$18,435	$10,501	$13,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26	16	16
Discount accretion	7	—	—
Investment securities gains, net	(288)	(233)	—
Stock dividend	—	(8)	—
Increase in other assets	(620)	(247)	(237)
Increase (decrease) in other liabilities	2,542	(655)	1,048
Decrease (increase) in due from subsidiaries	22	(779)	677
Equity in undistributed net income of subsidiaries	(11,672)	(1,104)	(15,280)

Net cash provided by (used in) operating activities	8,452	7,491	(128)
Cash flows from investing activities:
Purchases of available-for-sale securities	(5,042)	(1,164)	—
Sales of available-for-sale securities	3,313	570	—
Purchases of equipment	(38)	—	(5)

Net cash used in investing activities	(1,767)	(594)	(5)
Cash flows from financing activities:
(Decrease) increase in short-term debt	—	(1,225)	1,225
Proceeds from Trust Preferred Capital Securities	5,000	12,000	—
Exercise of stock options	1,169	399	160
Payment (issuance) of notes receivable on exercised options	100	(300)	—
Issuance of common stock for employee stock purchase plan	211	102	—
Purchase of treasury stock	(149)	—	(1,035)
Cash dividends	(4,747)	(3,463)	(2,905)
Capital contribution to subsidiary	(4,156)	(8,372)	(1,000)

Net cash used in financing activities	(2,572)	(859)	(3,555)

Net increase (decrease) in cash and cash equivalents	4,113	6,038	(3,688)
Cash and cash equivalents at beginning of year	6,149	111	3,799

Cash and cash equivalents at end of year	$10,262	$6,149	$111

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

First Oak Brook Bancshares:

      We have audited the accompanying consolidated balance sheets of First Oak Brook Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Oak Brook Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Chicago, Illinois

February 18, 2004

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

      In the fourth quarter of 2003, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	Directors And Executive Officers Of The Registrant

      See information under the caption “Directors and Executive Officers” regarding the director and executive officers of the Company in the Company’s Proxy Statement for its 2004 Annual Meeting to be filed on or about April 1, 2004, which is incorporated herein by reference.

      See information regarding the Company’s Audit Committee of its Board of Directors and its “Audit Committee Financial Expert” under the caption “Board of Directors, Meetings, Committees, Functions, Membership and Compensation” in the Company’s Proxy Statement for its 2004 Annual Meeting to be filed on or about April 1, 2004, which is incorporated herein by reference.

      See information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2004 Annual Meeting to be filed on or about April 1, 2004, which is incorporated herein by reference.

Code of Ethics

      The Company has adopted a Code of Ethics as required by Nasdaq listing standards and the rules of the SEC. The Code of Ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is publicly available on the website at www.firstoakbrook.com. If the Company makes substantive amendments to the Code of Ethics or grants any waiver, including any implicit waiver, that applies to any director or executive officer of the Company, it will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable Nasdaq and SEC rules.

ITEM 11.	Executive Compensation

      See information under the captions “Compensation Committee Interlocks and Insider Participation”, “Report of Compensation Committee and Stock Option Advisory Committee on Executive Compensation and Other Compensation Matters”, “Summary Compensation Table”, “Summary Compensation Table Footnotes”, “Transitional Employment and Other Agreements with Executive Officers”, “Option Grants Table”, “Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values”, and “Five Year

Performance Comparison” included in the Company’s Proxy Statement for its 2004 Annual Meeting to be filed on or about April 1, 2004, which is incorporated herein by reference.

ITEM 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

      See information under the caption “Information Concerning Security Ownership of Certain Beneficial Owners and Management” included in the Company’s Proxy Statement for its 2004 Annual Meeting to be filed on or about April 1, 2004, which is incorporated herein by reference.

      See information under the caption “Equity Compensation Plan Information” included in the Company’s Proxy Statement for its 2004 Annual Meeting to be filed on or about April 1, 2004, which is incorporated herein by reference.

ITEM 13.	Certain Relationships And Related Transactions

      See information under the caption “Transactions with Related Persons” included in the Company’s Proxy Statement for its 2004 Annual Meeting to be filed on or about April 1, 2004, which is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

      See information under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement for its 2004 Annual Meeting to be filed on or about April 1, 2004, which is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)	1. FINANCIAL STATEMENTS

      The following consolidated financial statements are filed as part of this document under Item 8:

Consolidated Balance Sheets—December 31, 2003 and 2002
Consolidated Statements of Income for each of the three years in the period ended December 31, 2003
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2003
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003
Notes to Consolidated Financial Statements
Independent Auditors’ Report

2.	FINANCIAL STATEMENT SCHEDULES

      All schedules have been included in the consolidated financial statements or the notes thereto or are either not applicable or not significant.

(b)	REPORTS ON FORM 8-K

      A report on Form 8-K was filed with the SEC on October 22, 2003 and provided the Company’s third quarter earnings release dated October 21, 2003.

(c)	EXHIBITS

      Documents indicated by “*” are filed with this Form 10-K.

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).
Exhibit (3.2)	Amended and Restated By-Laws of the Company (Exhibit 3.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).
Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 1999, incorporated herein by reference).
Exhibit (4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).
Exhibit (4.3)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).
Exhibit (4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).
Exhibit (10.1)	Eleventh Amendment to Revolving Credit Agreement between First Oak Brook Bancshares, Inc. and LaSalle Bank National Association dated April 1, 2003. (Exhibit 10.1 to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 2003, incorporated herein by reference).
Exhibit (10.2)	First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan effective November 1, 1997. (Exhibit 10.3 to the Company’s Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference).
Exhibit (10.3)	First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan effective January 23, 2001. (Appendix A to the Company’s Proxy and Notice of Annual Meeting of Shareholders filed April 2, 2001, incorporated herein by reference).
Exhibit (10.4)	License Agreement, between Jack Henry & Associates, Inc. and First Oak Brook Bancshares, Inc. dated March 10, 1993. (Exhibit 10.8 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).
Exhibit (10.5)	Form of Transitional Employment Agreement for Eugene P. Heytow, Richard M. Rieser, Jr. and Frank M. Paris. (Exhibit 10.9 to the Company’s Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference).
Exhibit (10.6)	Form of Transitional Employment Agreement for Senior Officers. (Exhibit 10.10 to the Company’s Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference).
Exhibit (10.7)	Form of Agreement Regarding Post-Employment Restrictive Covenants for Eugene P. Heytow, Richard M. Rieser, Jr. and Frank M Paris. (Exhibit 10.11 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).
Exhibit (10.8)	Form of Supplemental Pension Benefit Agreement for Eugene P. Heytow. (Exhibit 10.12 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).
Exhibit (10.9)	Form of Supplemental Pension Benefit Agreement for Richard M. Rieser, Jr. (Exhibit 10.13 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).
Exhibit (10.10)	Senior Executive Insurance Plan. (Exhibit 10.14 to the Company’s Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference).

Exhibit (10.11)	First Oak Brook Bancshares, Inc. Annual Performance Bonus Plan effective January 1, 2001. (Appendix B to the Company’s Proxy and Notice of Annual Meeting of Shareholders filed April 2, 2001, incorporated herein by reference).
Exhibit (10.12)	First Oak Brook Bancshares, Inc. Directors Stock Plan (Form S-8 filed October 25, 1999, incorporated herein by reference).
Exhibit (21)	Subsidiaries of the Registrant.*
Exhibit (23)	Consent of KPMG LLP.*
Exhibit (31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eugene P. Heytow, Chief Executive Officer.*
Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*
Exhibit (32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Eugene P. Heytow, Chief Executive Officer.*
Exhibit (32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*

      Exhibits 10.2, 10.3 and 10.5 through 10.12 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15I hereof.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC.
(Registrant)

By: /s/ EUGENE P. HEYTOW

(Eugene P. Heytow,
Chairman of the Board and Chief Executive Officer)

DATE: March 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EUGENE P. HEYTOW Eugene P. Heytow	Chairman of the Board and Chief Executive Officer	March 8, 2004

/s/ FRANK M. PARIS Frank M. Paris	Vice Chairman of the Board	March 8, 2004

/s/ RICHARD M. RIESER, JR. Richard M. Rieser, Jr.	President, Assistant Secretary, and Director	March 8, 2004

/s/ MIRIAM LUTWAK FITZGERALD Miriam Lutwak Fitzgerald	Director	March 8, 2004

/s/ GEOFFREY R. STONE Geoffrey R. Stone	Director	March 8, 2004

/s/ MICHAEL L. STEIN Michael L. Stein	Director	March 8, 2004

/s/ STUART I. GREENBAUM Stuart I. Greenbaum	Director	March 8, 2004

/s/ JOHN W. BALLANTINE John W. Ballantine	Director	March 8, 2004

/s/ CHARLES J. GRIES Charles J. Gries	Director	March 8, 2004

/s/ ROSEMARIE BOUMAN Rosemarie Bouman	Vice President and Chief Financial Officer	March 8, 2004

/s/ JILL D. WACHHOLZ Jill D. Wachholz	Chief Accounting Officer	March 8, 2004