Form 10-Q
period 2004-03-31
FIRST OAK BROOK BANCSHARES INC
filed 2004-05-10
CIK 717837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004

Commission file number 0-14468

FIRST OAK BROOK BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-3220778 (I.R.S. Employer Identification No.)

1400 Sixteenth Street, Oak Brook, IL 60523 - Telephone Number (630) 571-1050
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of May 4, 2004, 9,689,399 shares of the Company’s common stock, par value $2.00 per share, were outstanding.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated balance sheets March 31, 2004 and December 31, 2003	3
Consolidated statements of income Three months ended March 31, 2004 and 2003	5
Consolidated statements of changes in shareholders’ equity Three months ended March 31, 2004 and 2003	7
Consolidated statements of cash flows Three months ended March 31, 2004 and 2003	8
Notes to consolidated financial statements March 31, 2004 and 2003	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Qualitative and Quantitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
Part II. Other Information
Item 1. Legal Proceedings	*
Item 2. Changes in Securities	34
Item 3. Defaults upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6.Exhibits and Report on Form 8-K	34
Signatures	36
Amended and Restated By-Laws
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

* Not applicable

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Assets
Cash and due from banks	$37,919	$46,308
Fed funds sold and interest-bearing deposits with banks	87,407	20,008
Securities held-to-maturity, at amortized cost (fair value, $21,834 and $13,742 at March 31, 2004 and December 31, 2003, respectively)	21,384	13,426
Securities available-for-sale, at fair value	733,721	770,045
Loans, net of unearned discount	962,890	915,678
Less- allowance for loan losses	(8,531)	(8,369)

Net loans	954,359	907,309

Other real estate owned, net of valuation reserve	12,895	16,130
Premises and equipment, net of accumulated depreciation	34,490	33,461
Bank owned life insurance	21,224	21,011
Other assets	22,743	20,117

Total Assets	$1,926,142	$1,847,815

CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Liabilities
Noninterest-bearing demand deposits	$266,642	$250,101
Interest-bearing deposits:
Savings deposits and NOW accounts	279,854	275,075
Money market accounts	140,324	123,222
Time deposits:
Under $100,000	372,022	357,775
$100,000 and over	508,910	452,329

Total interest-bearing deposits	1,301,110	1,208,401

Total deposits	1,567,752	1,458,502
Securities sold under agreements to repurchase and other short-term borrowings	23,423	54,487
Treasury, tax and loan demand notes	6,221	15,423
Federal Home Loan Bank borrowings	155,500	161,500
Junior subordinated notes issued to capital trusts	23,713	—
Trust Preferred Capital Securities	—	23,000
Other liabilities	18,843	14,011

Total Liabilities	1,795,452	1,726,923

Shareholders’ Equity
Preferred stock, no par value, authorized— 100,000 shares, issued—none	—	—
Common stock, $2 par value, authorized—16,000,000 shares at March 31, 2004 and December 31, 2003, issued—10,924,868 shares at March 31, 2004 and December 31, 2003, outstanding—9,691,019 shares at March 31, 2004 and 9,680,711 shares at December 31, 2003	21,850	21,850
Surplus	5,891	5,765
Accumulated other comprehensive income	7,908	1,463
Retained earnings	105,273	102,062
Less cost of shares in treasury, 1,233,849 common shares at March 31, 2004 and 1,244,157 common shares at December 31, 2003	(10,232)	(10,248)

Total Shareholders’ Equity	130,690	120,892

Total Liabilities and Shareholders’ Equity	$1,926,142	$1,847,815

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2004	2003
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$11,696	$13,842
Interest on securities:
U.S. Treasury and U.S. Government agencies	6,986	5,160
State and municipal obligations	463	501
Other securities	1,147	619
Interest on Fed funds sold and interest-bearing deposits with banks	80	162

Total interest income	20,372	20,284

Interest expense:
Interest on savings deposits and NOW accounts	705	467
Interest on money market accounts	367	529
Interest on time deposits	4,447	4,928
Interest on Fed funds purchased, securities sold under agreements to repurchase and other short-term debt	135	259
Interest on treasury, tax and loan demand notes	19	6
Interest on Federal Home Loan Bank borrowings	1,214	1,309
Interest on junior subordinated notes issued to capital trusts	367	—
Interest on Trust Preferred Capital Securities	—	309

Total interest expense	7,254	7,807

Net interest income	13,118	12,477
Provision for loan losses	250	750

Net interest income after provision for loan losses	$12,868	$11,727

CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
	(Dollars in thousands
	except share data)
Other income:
Service charges on deposit accounts:
Treasury management	$1,207	$1,623
Retail and small business	297	301
Investment management and trust fees	639	481
Merchant credit card processing fees	1,331	1,248
Gain on mortgages sold, net of fees and costs	17	260
Income from bank owned life insurance	213	194
Income from sale of covered call options	343	275
Other operating income	352	310
Investment securities gains, net of losses	167	31

Total other income	4,566	4,723

Other expenses:
Salaries and employee benefits	6,091	5,713
Occupancy expense	855	618
Equipment expense	520	475
Data processing	438	452
Professional fees	154	362
Postage, stationery and supplies	237	264
Advertising and business development	513	446
Merchant credit card interchange expense	1,060	943
Other operating expenses	535	449

Total other expenses	10,403	9,722

Income before income taxes	7,031	6,728
Income tax expense	2,266	2,182

Net income	$4,765	$4,546

Basic earnings per share	$.49	$.48

Diluted earnings per share	$.48	$.46

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other			Total
	Common		Comprehensive	Retained	Treasury	Shareholders’
	Stock	Surplus	Income (Loss)	Earnings	Stock	Equity
	(Dollars in thousands)
Three months ended March 31, 2004
Balance at December 31, 2003	$21,850	$5,765	$1,463	$102,062	$(10,248)	$120,892
Comprehensive income, net of tax:
Net Income				4,765		4,765
Unrealized holding gain during the period of $6,554, net of reclassification adjustment for the tax adjusted realized gain included in net income of $109			6,445			6,445

Total comprehensive income						11,210
Dividends declared				(1,554)		(1,554)
Exercise of stock options (including tax benefit)		126			16	142

Balance at March 31, 2004	$21,850	$5,891	$7,908	$105,273	$(10,232)	$130,690

Three months ended March 31, 2003
Balance at December 31, 2002	$21,850	$4,586	$8,523	$88,374	$(11,391)	$111,942
Comprehensive income, net of tax:
Net Income				4,546		4,546
Unrealized holding loss during the period of $1,001, plus reclassification adjustment for the tax adjusted realized gain included in net income of $20			(1,021)			(1,021)

Total comprehensive income						3,525
Dividends declared				(1,016)		(1,016)
Exercise of stock options (including tax benefit)		244			352	596

Balance at March 31, 2003	$21,850	$4,830	$7,502	$91,904	$(11,039)	$115,047

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,765	$4,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	715	670
Provision for loan losses	250	750
Investment securities gains, net of losses	(167)	(31)
Origination of mortgage loans for sale	(2,022)	(24,664)
Proceeds from sale of mortgage loans originated for sale	2,026	25,719
Gain on sale of mortgage loans originated for sale	(26)	(381)
Increase in cash surrender value of life insurance	(213)	(194)
FHLB of Chicago stock dividend	(608)	(176)
(Increase) decrease in other assets	(1,799)	321
Increase in other liabilities	694	1,464

Net cash provided by operating activities	3,615	8,024

Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(8,073)	(1,500)
Proceeds from maturities, calls and paydowns	118	144
Securities available-for-sale:
Purchases	(213,659)	(110,321)
Proceeds from maturities, calls and paydowns	194,484	71,941
Proceeds from sales	66,964	26,935
(Increase) decrease in loans	(47,399)	15,603
Purchases of premises and equipment, net of disposals	(1,746)	(2,056)
Proceeds from sale of other real estate owned, net of commissions	4,037	—
Additional capitalized costs of other real estate owned	(802)	(3,646)

Net cash used in investing activities	(6,076)	(2,900)

Cash flows from financing activities:
Increase (decrease) in noninterest-bearing demand deposits	16,541	(17,491)
Increase in interest-bearing deposits	92,709	64,756
Decrease in short-term borrowing obligations	(40,266)	(4,464)
Proceeds from FHLB of Chicago borrowings	10,000	5,000
Repayment of FHLB of Chicago borrowings	(16,000)	(6,000)
Exercise of stock options	41	356
Cash dividends	(1,554)	(1,016)

Net cash provided by financing activities	61,471	41,141

Net increase in cash and cash equivalents	59,010	46,265
Cash and cash equivalents at beginning of period	66,316	116,510

Cash and cash equivalents at end of period	$125,326	$162,775

Supplemental disclosures:
Interest paid	$9,279	$9,525
Income taxes paid	$—	$—
Transfer of auto loans to repossessed autos	$121	$267

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 and 2003
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for 2004 include the accounts of First Oak Brook Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Oak Brook Bank (the “Bank”). Also included are the accounts of Oak Real Estate Development Corporation, West Erie, LLC and OBB Real Estate Holdings, LLC, wholly-owned subsidiaries of the Bank. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for 2003 included three wholly owned statutory trust subsidiaries of the Company. On January 1, 2004, upon adoption of FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities,” the Company deconsolidated the three statutory trust subsidiaries. See Notes 4 and 7 of this Form 10-Q for more information.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Shareholders’ Equity

On July 15, 2003 the Board of Directors declared a three-for-two stock split accomplished through a 50% stock dividend which was distributed on August 25, 2003 to shareholders of record on August 11, 2003. All share and per share amounts at and for the period ended March 31, 2003 have been restated to reflect the stock split effected in the form of a dividend.

3.	Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options.

The following table sets forth the computation for basic and diluted EPS for the three month periods ended March 31, 2004 and 2003:

	Three months ended
	March 31,
	2004	2003
Net income	$4,765,000	$4,546,000

Denominator for basic earnings per share — weighted average common shares outstanding	9,714,537	9,550,609
Effect of diluted securities:
Stock options issued to employees and directors	274,025	234,537

Denominator for diluted earnings per share	9,988,562	9,785,146

Earnings per share:
Basic	$.49	$.48

Diluted	$.48	$.46

Weighted average options outstanding that were not included in the denominator for diluted earnings per share totaled 49,934 and 70,750 for the three month periods ending March 31, 2004 and 2003, respectively, as their effect would be antidilutive.

4.	New Accounting Pronouncements

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. The accounting requirements of FIN No. 46 were effective for the Company on December 31, 2003, on a prospective basis. The impact of adoption did not have an impact on the consolidated financial statements of the Company.

In 2003, the FASB issued Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities. FIN No. 46R replaces FIN No. 46, which was issued earlier in 2003. As permitted by FIN No. 46R, the Company adopted the provisions of FIN No. 46R as of January 1, 2004. The adoption of FIN No. 46R resulted in the deconsolidation of the three statutory trust subsidiaries that issued Common Stock to the Company and trust preferred capital securities to third parties. These trusts invested the proceeds of those offerings in junior subordinated notes of the Company. As a result of the deconsolidation of those trusts, at March 31, 2004, the Company has reported $23.713 million of junior subordinated notes issued to capital trusts on the balance sheet in lieu of the Trust Preferred Capital Securities issued by the capital trusts which totaled $23.0 million in the prior period. See Note 7 of this Form 10-Q for more information.

In March 2004, the SEC released Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB No. 105), which summarizes the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. Specifically, SAB No. 105 addresses the Company entering into any commitments to extend a mortgage loan at a specified rate while intending to sell the mortgage loan after it is funded. SAB No. 105 is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Company adopted SAB No. 105 as of April 1, 2004 with no material effect on the consolidated financial statements.

5.	Restatement and Reclassification

Certain amounts in the 2003 interim consolidated financial statements have been reclassified to conform to their 2004 presentation.

6.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). As a result, no compensation expense is recognized when options are granted. Had compensation cost for the plans been determined as if the Company had accounted for its stock-based compensation plans consistent with the fair value method of Statement of Financial Accounting Standard No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure”, the Company’s net income and earnings per share would have been reduced.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three months ended
	March 31,
	2004	2003
Net income as reported	$4,765,000	$4,546,000
Less stock-based compensation expense determined under fair value based methods, net of tax:
Stock option plan	(74,000)	(60,000)
Employee stock purchase plan	(6,000)	(5,000)

Pro forma net income	$4,685,000	$4,481,000

Earnings per share as reported:
Basic	$.49	$.48
Diluted	$.48	$.46
Pro forma earnings per share:
Basic	$.48	$.47
Diluted	$.47	$.46

7.	Junior Subordinated Notes Issued to Capital Trusts

The Company established three separate statutory trusts in 2003, 2002, and 2000 for the purpose of issuing, in aggregate, $23 million of Trust Preferred Capital Securities (“TRUPS”) as part of three separate Pooled Trust Preferred Offerings distributed in institutional private placements. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. The Company wholly owns all of the common securities of each trust which, in the aggregate, total $713,000.

In accordance with FIN No. 46R, these trusts qualify as variable purpose entities for which the Company is not the primary beneficiary and, therefore, ineligible for consolidation. Accordingly, the trusts were deconsolidated on January 1, 2004, and are now accounted for using the equity method. The subordinated debentures of $23.713 million issued by the Company to the trusts are reflected in the Company’s March 31, 2004 Consolidated Balance Sheet as “Junior subordinated notes issued to capital trusts” in lieu of the $23 million of TRUPS reported in the Balance Sheet at December 31, 2003. The equity in the capital securities is included in “Other assets” on the Consolidated Balance Sheet.

The table below summarizes the outstanding junior subordinated notes and the related TRUPS issued by each trust as of March 31, 2004 (dollars in thousands):

	FOBB Statutory	FOBB Statutory	FOBB Statutory
	Trust I	Trust II	Trust III
Junior Subordinated Notes:
Principal balance	$6,186	$12,372	$5,155
Stated maturity	September 2030	June 2032	December 2033
Trust Preferred Securities:
Face value	$6,000 (1)	$12,000 (2)	$5,000 (2)
Interest rate	10.6%	90-day LIBOR plus 3.45%	90-day LIBOR plus 2.80%
Issuance date	September 2000	June 2002	December 2003
Distribution date	Semi-annually	Quarterly	Quarterly

(1)	Non-callable for ten years, after which the securities have a declining ten year premium call.

(2)	Non-callable for five years, after which callable at par.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the quarters ended March 31, 2004 and 2003. All share and per share data has been restated to give effect to the three-for-two stock split effective in August 2003.

Executive Summary

The Company, through its wholly-owned bank subsidiary, operates a single line of business encompassing general retail and commercial banking business primarily in the Chicago metropolitan area. The Company is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries. Competition amongst financial intermediaries is generally expressed in terms of interest rates charged on loans and paid on deposits, the variety of financial products and services offered and the price of those products and services. The Company offers a full range of banking products and services such as demand, savings and time deposits, corporate treasury management services, merchant credit card processing and commercial and personal lending products. The Company also maintains a full-service investment management and trust department, and in 2003 formed an investment sales center to execute investment transactions in U.S. Treasury, U.S. Government agency, corporate and municipal securities primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth individuals and families.

The profitability of the Company’s operations depends on net interest income, provision for loan losses, noninterest income, and noninterest expense. Net interest income is dependent on the amounts and yields of interest-earning assets relative to the amounts and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and to the execution of the Company’s asset/liability management strategy. The provision for loan losses is affected by growth in and changes to the composition of the loan portfolio, management’s assessment of the quality and collectibility of the loan portfolio, loss experience, as well as economic and market factors that impact such matters.

Noninterest income consists primarily of treasury management, merchant credit card and investment management and trust fee income, and to a lesser extent, fees for ancillary banking services. Noninterest expenses are heavily influenced by the growth of the Company’s operations. The Company opened three new branches in fiscal year 2003, which added new deposits and increased noninterest expenses. The Company’s primary growth strategy continues to revolve around the expansion of branch locations in the Chicago metropolitan area (and particularly the western suburbs thereof) while maintaining a strong capital position to enhance the confidence of customers, shareholders and banking regulators.

Set forth below are significant items that occurred during the first quarter 2004 and some related 2003 discussion:

•	Net income for the first quarter of 2004 reached $4.765 million, up $219,000 as compared to the same period in 2003. This represents record quarter earnings, second only to the 1997 second quarter when the Company posted a one-time gain on the sale of its credit card portfolio.

•	Assets at March 31, 2004 grew to a record $1.926 billion, up 4% over year end 2003 and 17% over March 31, 2003.

•	Loans grew to a record of $962.9 million, up 5% from $915.7 million at year end 2003 and 7% over March 31, 2003.

•	Deposits were a record $1.568 billion, up 7% from $1.459 billion at year end 2003 and 19% over March 31, 2003.

•	Shareholders’ equity rose to a record $130.7 million, up 8% from $120.9 million at year end 2003 and 14% over March 31, 2003.

•	Quarterly cash dividends were increased 14% in January 2004 to $.16 per share from $.14 per share the prior quarter.

•	The Company acquired property in Darien, Illinois to construct its 18th office. This branch is expected to open in mid 2005.

•	Asset quality continues to improve. Other Real Estate Owned (“OREO”) declined to $12.895 million from $16.130 million at year end 2003, and the Management Watch list (including commitments) declined to $8.8 million at March 31, 2004 from $9.2 million at December 31, 2003.

Application of Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in preparation of the Company’s consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience, projected results and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the policies that govern the allowance for loan losses and the deferred tax assets and liabilities are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements. See Item 7, Application of Critical Accounting Policies and Note 1, Significant Accounting Policies, commencing on pages 15 and 50, respectively, of the Company’s 2003 Annual Report on Form 10-K for additional description of the critical accounting policies as well as the other significant accounting policies of the Company.

Earnings Highlights – First Quarter Results

The Company recorded net income for the first quarter of 2004 of $4,765,000 compared with net income of $4,546,000 in the first quarter of 2003. Basic EPS for the first quarter of 2004 were $.49 as compared to basic EPS of $.48 for first quarter of 2003, while first quarter diluted EPS were $.48 for 2004 compared with diluted EPS of $.46 for 2003.

Key performance indicators for the first quarter of 2004 showed annualized return on average assets (“ROA”) of 1.04% compared to ROA of 1.17% for the first quarter of 2003. The annualized return on average shareholders’ equity (“ROE”) for the first quarter of 2004 was 15.42% compared to ROE of 16.13% for the first quarter of 2003.

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

Net interest income for the first quarter of 2004, on a tax-equivalent basis, increased $572,000, or 5%, as compared to the first quarter of 2003. This increase is primarily attributable to an 18% increase in average earning assets partially offset by a 42 basis point decrease in the net interest margin to 3.08% for the first quarter of 2004 from 3.50% for the same period last year. The changes in net interest income and the net interest margin were primarily the result of the following:

RATE

•	The yield on average earning assets decreased 88 basis points to 4.77% while the cost of deposits and other borrowed funds decreased 59 basis points to 2.00% for the first quarter of 2004. The Federal Reserve reduced interest rates by 25 basis points late in June 2003, resulting in an average prime rate for the first quarter of 2004 of 4.00% as compared to 4.25% for the first quarter of 2003. Although the Company uses various indexes (including prime) to price loans, this decrease in prime was indicative of the general lower interest rate environment. As a result of the lower interest rate environment, the net interest margin was compressed.

•	In addition, the Company recorded a decrease in loan fees of $571,000 in the first quarter of 2004 as compared to the first quarter of 2003. Although loan fee income is a normal part of the business, the fees associated with the prepayment of loans and other contingent fee arrangements are less predictable and can result in a spike in earnings since these fees are recorded in income when received.

VOLUME

•	Total average earning assets increased $257.9 million, or 18%, as compared to the first quarter of 2003. The Company’s average securities portfolio increased by $254.9 million, or 50%, primarily due to an increase in U.S. Government agency securities ($218.9 million), corporate and other securities ($25.0 million), and U.S. Treasury securities ($10.1 million). The increase in corporate and other securities is primarily due to the purchase of $30.0 million in additional Federal Home Loan Bank (“FHLB”) of Chicago stock during 2003. (See “Investment Securities” for further analysis.)

•	Average loans for the first quarter of 2004 increased $24.4 million, or 3%, as compared to the first quarter of 2003. The increase is primarily attributable to increases in indirect vehicle loans ($36.1 million), home equity loans ($15.1 million), residential mortgage loans ($5.7 million), and commercial mortgage loans ($4.0 million), offset by decreases in construction loans ($23.8 million) and commercial and syndicated loans ($10.9 million). The yield on loans dropped 114 basis points as compared to the first quarter of 2003. (See “Loans” for further analysis.)

•	Average Fed funds sold and interest-bearing deposits with banks decreased $21.4 million due to cash flows from deposit growth being primarily invested in loans and readily marketable U.S. Government agency securities rather than the Fed funds market in addition to a decrease in repurchase agreements.

•	Average interest-bearing liabilities increased $237.4 million, or 19%, as compared to the first quarter of 2003. Average interest-bearing deposits increased $196.7 million primarily due to growth in time deposits ($114.6 million) and in savings and NOW accounts ($94.4 million), partially offset by a decrease in money market accounts ($12.4 million). Time deposits were augmented by a $42.0 million average increase in public funds and a $24.9 million average increase in brokered CDs; savings and NOW growth was spurred by the promotion of new higher rate products. The overall increase in average deposits includes an increase of $89.6 million from the three branches opened in 2003.

•	Average short-term debt decreased $17.5 million due primarily to a $26.4 million average decrease in commercial repurchase agreements, offset by a $6.9 million average increase in treasury, tax and loan demand notes.

•	Average FHLB of Chicago borrowings increased $52.5 million due primarily to the advance of an additional $75 million on December 30, 2003 as part of a balance sheet arbitrage initiated to lock in a favorable spread.

•	As a result of the deconsolidation of the three statutory trust subsidiaries, the Company reported an average of $23.713 million in junior subordinated notes issued to capital trusts for the first quarter of 2004 in lieu of the $18.0 million of average trust preferred capital securities recorded for the first quarter of 2003. The average increase in the reported liability of $5.713 million is due primarily to the $5 million participation in a pooled trust preferred offering in the fourth quarter of 2003. The remaining $713,000 represents the Company’s equity in the unconsolidated subsidiaries which is now included in Other Assets. See Notes 4 and 7 of this Form 10-Q for more information regarding this deconsolidation.

•	Average demand deposits increased $32.6 million due primarily to new customer volume and increased balances on existing treasury management clients.

Average balances and effective interest yields and rates on a tax equivalent basis for the three months ended March 31, 2004 and 2003 were as follows (dollars in thousands):

	Three months ended			Three months ended
	March 31, 2004			March 31, 2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest- bearing deposits with banks	$32,644	$80	.99%	$54,002	$162	1.22%
Investment securities:
Taxable securities (1)	730,582	8,203	4.52	474,874	5,832	4.98
Tax-exempt securities	36,681	522	5.73	37,482	642	6.96

Total investment securities (2)	767,263	8,725	4.57	512,356	6,474	5.12
Loans:
Commercial (1)	87,887	963	4.41	89,948	1,218	5.49
Syndicated	33,256	337	4.08	42,050	562	5.42
Real estate:
Construction	48,871	713	5.87	72,660	1,179	6.58
Commercial mortgage	239,676	3,780	6.34	235,690	4,403	7.57
Residential mortgage	103,550	1,338	5.20	97,900	1,610	6.67
Home equity	139,632	1,311	3.78	124,526	1,230	4.01
Indirect vehicle:
Auto	231,733	2,559	4.44	202,872	2,993	5.98
Harley Davidson motorcycle	37,113	592	6.42	29,856	521	7.08
Consumer	7,590	117	6.21	9,443	144	6.20

Total loans, net of unearned discount	$929,308	$11,710	5.07%	$904,945	$13,860	6.21%

Total earning assets/interest income	$1,729,215	$20,515	4.77%	$1,471,303	$20,496	5.65%
Cash and due from banks	38,921			38,576
Other assets	91,389			70,448
Allowance for loan losses	(8,455)			(7,742)

	$1,851,070			$1,572,585

Interest-bearing deposits:
Savings deposits and NOW accounts	$267,676	$705	1.06%	$173,246	$467	1.09%
Money market accounts	133,001	367	1.11	145,400	529	1.47
Time deposits	815,460	4,447	2.19	700,822	4,928	2.85

Total interest-bearing deposits	$1,216,137	$5,519	1.83%	$1,019,468	$5,924	2.36%
Securities sold under agreements to repurchase and other short-term borrowings	65,243	154	.95	82,741	265	1.30
FHLB of Chicago borrowings	154,027	1,214	3.17	101,556	1,309	5.23
Junior subordinated notes issued to capital trusts	23,713	367	6.22	—	—	—
Trust Preferred Capital Securities	—	—	—	18,000	309	6.96

Total interest-bearing liabilities/ interest expense	$1,459,120	$7,254	2.00%	$1,221,765	$7,807	2.59%
Noninterest-bearing demand deposits	253,364			220,802
Other liabilities	14,323			15,743

Total liabilities	$1,726,807			$1,458,310
Shareholders’ equity	124,263			114,275

	$1,851,070			$1,572,585

Net interest income/spread [1]		$13,261	2.77%		$12,689	3.06%

Net interest margin [1]			3.08%			3.50%

(1) Tax equivalent basis. Interest income and average yield on tax-exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%.

(2) Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax equivalent yield of total investment securities was $761,774 and 4.61% for the three months ended March 31, 2004; and $497,675 and 5.28% for the three months ended March 31, 2003.

The following table indicates the reconciliation of the GAAP interest income to the tax equivalent interest income as reported in the previous table for the quarters ended March 31, 2004 and 2003:

	Tax-exempt		Commercial
	securities		loans
	2004	2003	2004	2003
	(Dollars in thousands)
GAAP Income	$393	$448	$949	$1,319
Tax equivalent adjustment	$129	$194	$14	$18

Tax equivalent interest income	$522	$642	$963	$1,337

The Company recorded a provision for loan losses of $250,000 for the first quarter of 2004 as compared to $750,000 for the first quarter of 2003. The decrease is due primarily to the reduction in Management Watch list loans to $8.8 million at March 31, 2004 from $22.5 million at March 31, 2003.

Total other income decreased $157,000, or 3%. Service charges on deposit accounts from treasury management clients decreased $416,000, or 26%, due primarily to the loss of one significant customer whose contract with the Bank expired on June 30, 2003 and was not renewed. Revenue from this customer, consisting primarily of cash fees, totaled $3,000 and $376,000 for the three months ended March 31, 2004 and 2003, respectively. Total treasury management service charges, both cash fees and balance equivalents, decreased 25% as compared to the first quarter of 2003. Treasury management customers have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or a combination thereof. The treasury management fees included in the financial statements represent only the cash fees paid by treasury management clients.

Investment management and trust fees increased $158,000. Approximately two-thirds of this increase was the result of strong business development results. The remaining one-third of the increase was market appreciation. Discretionary assets under management climbed to $672.4 million at March 31, 2004, up from $503.2 million at March 31, 2003. Total trust assets under administration rose to $845.2 million at March 31, 2004, up from $686.4 million at March 31, 2003.

Merchant credit card processing fees increased $83,000 due primarily to a $9.2 million increase in sales volume partially offset by price concessions that resulted from competitive pressures. In addition, the number of merchant outlets at March 31, 2004 increased to 455 as compared to 395 at March 31, 2003. Merchant credit card interchange expense, included in Other Expenses, increased $117,000 as compared to the first quarter of 2003.

Gain on mortgages sold with servicing released decreased $243,000 as compared to the first quarter of 2003. This decrease was due primarily to the Company selling a smaller dollar amount and percentage of mortgage originations and an overall market slow down. The Company originated a total of $16.6 million in mortgage loans in the first quarter of 2004, of which $2.0 million were sold. During the same period of 2003, the Company originated $29.9 million in mortgage loans, of which $25.7 million were sold. Gain on mortgages sold is shown net of fees and costs of $9,000 and $121,000 for the first quarter of 2004 and 2003, respectively.

Income from covered calls increased $68,000. The Company periodically will sell options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at March 31, 2004.

The Company recorded net investment securities gains of $167,000 as compared to a net gain of $31,000 in 2003. The Company sold $34.4 million in U.S. Treasury securities, $30.8 million in U.S. Government agency securities and $1.1 million in corporate and other securities. As market opportunities present themselves, the Company will periodically sell securities to reposition the investment portfolio.

Total other expenses increased $681,000, or 7%. Annualized operating expenses as a percentage of average assets improved to 2.3% for 2004 compared to 2.5% for 2003. Annualized net overhead expenses as a percentage of average earning assets remained constant at 1.4% for 2004 and 2003. The efficiency ratio (other expenses divided by net interest income and other income) was 58.8% in 2004 compared to 56.5% in 2003.

Salaries and employee benefits increased $378,000 due primarily to higher compensation costs and increased costs of employee benefits. The average number of full-time equivalents increased slightly to 345 for the first quarter of 2004 from 344 for the same period of 2003.

Combined occupancy and equipment expenses increased $282,000 primarily due to costs associated with the Graue Mill branch (opened in May 2003) and the St. Charles branch (opened in October 2003). In addition, the lease for one of the tenants of the Company’s Oak Brook headquarters expired in April 2003. The Bank renovated and expanded into this space in the fourth quarter of 2003.

Professional fees decreased $208,000 primarily due to the reimbursement of legal fees related to a fully recovered problem credit and a reduction in legal and other professional fees associated with the property now carried in OREO.

Merchant credit card interchange expense increased $117,000 due primarily to increased sales volume and interchange rates. Merchant credit card processing fees, included in Other Income, rose $83,000.

Income Taxes

Income tax expense for the first three months of 2004 totaled $2,266,000 as compared to $2,182,000 for 2003. When measured as a percentage of income before taxes, the Company’s effective tax rate was 32.2% in 2004 as compared to 32.4% in 2003. Effective tax rates are lower than statutory rates due primarily to the investment in tax exempt municipal bonds and the increase in the cash surrender value of BOLI that are not taxable. The provision for income taxes represents Federal income tax of 35% applied to taxable income in both 2004 and 2003. There was no state tax provision recorded in the first quarter of 2004 or 2003 due primarily to significant income from securities exempt from state tax and, to a lesser extent, tax planning initiatives.

FINANCIAL CONDITION

Liquidity

Effective management of balance sheet liquidity is necessary to fund growth in earning assets, to meet maturing obligations and depositors’ withdrawal requirements, to pay shareholders’ dividends, and to purchase treasury stock under stock repurchase programs.

The Company has numerous sources of liquidity including readily marketable investment securities, shorter-term loans within the loan portfolio, the ability to attract retail and public time deposits and to purchase brokered time deposits and access to various borrowing arrangements.

Available funding arrangements are summarized as follows:

The Bank

•	Fed funds lines aggregating $225 million with seven correspondent banks, subject to the continued good financial standing of the Bank. As of March 31, 2004, all $225 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $400 million with four brokerage firms subject to the pledge of specific collateral and the continued good financial standing of the Bank. As of March 31, 2004, all $400 million was available for use under these lines, subject to the availability of collateral. An investment security is pledged towards a reverse repurchase agreement at the time the Bank enters into such agreement.

•	Advances from the FHLB of Chicago subject to the pledge of specific collateral and FHLB of Chicago stock ownership. As of March 31, 2004, advances totaled $155.5 million and approximately $17.7 million remained available to the Bank under the FHLB of Chicago agreements without the pledge of additional collateral. The Bank has pledged substantially all residential and specifically listed multifamily mortgage loans and securities towards the advances. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $179.0 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. The Bank has pledged substantially all construction loans and the majority of commercial mortgage loans against this line. The line was unused at March 31, 2004.

As of March 31, 2004, the Bank has investment securities totaling approximately $128.3 million available to pledge as collateral towards reverse repurchase agreements or FHLB of Chicago advances.

Parent Company

•	The Company has an unsecured revolving credit arrangement for $15 million. The line was unused at March 31, 2004. The line was renewed through April 1, 2005 and is anticipated to be renewed annually.

•	The Company also has cash, short-term investments and other marketable securities totaling $13.5 million at March 31, 2004.

Interest Rate Sensitivity

The business of the Company and the composition of its balance sheet consist of investments in interest earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The net income of the Company depends, to a substantial extent, on the differences between the income the Company receives from loans, investment securities, and other earning assets and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities. In addition, since the Company’s primary source of interest-bearing liabilities are customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market in which the Company operates.

The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset and liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. At March 31, 2004 and December 31, 2003, the Company was within policy objectives based on its models.

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

As a result of absolute interest rates being so low at March 31, 2004 and December 31, 2003, (rates on Fed funds, the three month Treasury, LIBOR and rates paid on certain core deposits were all below 2.00%), the Company has assumed rates will not decline 200 basis points. The scale shown below reflects a more meaningful plus or minus 25 and 100 basis points in addition to a plus 200 basis point rate shock. These projections should not be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred.

	March 31, 2004
	-100bp	-25bp	+25bp	+100bp	+200bp
	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$(1,797)	$(447)	$199	$616	$2,080
Percent change	(3.5)%	(.9)%	.4%	1.2%	4.1%

	December 31, 2003
	-100bp	-25bp	+25bp	+100bp	+200bp
Annual net interest income change from an immediate change in rates	$(1,177)	$(246)	$184	$265	$500
Percent change	(2.3)%	(.5)%	.4%	.5%	1.0%

The profile as of March 31, 2004 indicates the Company’s net interest margin decreases when interest rates are shocked down and increases as interest rates are shocked up. The change in the risk profile from December 31, 2003 is primarily due to changes in composition of the balance sheet, primarily the increase in Fed funds sold, as well as changes in interest rates from year-end levels.

Commercial Commitments

In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, performance standby letters of credit and financial standby letters of credit (collectively “commitments”) that are not reflected in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments is limited to their contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no material violation of any condition established in the contract. Specifically, home equity lines are reviewed annually, and the Bank has the ability to deny future extensions of credit based upon the borrowers’ continued credit worthiness. Performance standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party. Financial standby letters of credit are conditional guarantees of payment to a third party on behalf of a customer of the Company. These commitments are subject to the same credit policies followed for loans recorded in the consolidated financial statements.

The summary of these commitments to extend credit follows:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Commercial	$53,281	$50,064
Syndicated	46,997	41,958
Real estate:
Construction, land acquisition and development	35,913	41,034
Commercial mortgage	1,030	855
Residential mortgage	127	127
Home equity	137,419	134,031
Consumer	114	114
Check credit	767	766
Performance standby letters of credit	10,256	8,656
Financial standby letters of credit [1]	4,683	4,082

Total commitments	$290,587	$281,687

1 Included in the total financial standby letters of credit are syndicated loans of $2,677 and $1,800 at March 31, 2004 and December 31, 2003, respectively.

Investment Securities

The following table breaks out investments by type (at carrying value):

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
U.S. Treasury	$15,558	$61,745
U.S. Government agencies	614,065	606,075
State and municipal obligations	47,447	40,768
Corporate and other securities	78,035	74,883

Total investment portfolio	$755,105	$783,471

At March 31, 2004, there are no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies, including the FHLB of Chicago.

The Company’s investment portfolio decreased $28.4 million, or 4%, to $755.1 million at March 31, 2004 from $783.5 million at December 31, 2003. This decrease was primarily due to sales and calls in the U.S. Treasury security portfolio, offset by modest increases in other segments of the portfolio. The effective duration of the entire portfolio (excluding FHLB of Chicago stock, money market funds and equity securities which have no stated maturity) is 3.68 at March 31, 2004 compared to 4.15 at December 31, 2003. The average contractual maturity of the portfolio (with the same exclusions) was 8.2 years at March 31, 2004 compared to 7.8 years at December 31, 2003.

The Company’s holdings of U.S. Treasuries decreased $46.2 million due primarily to the sales and calls of securities. As a result, the average contractual maturity of this portfolio decreased to 5.7 years at March 31, 2004 from 8.5 years at December 31, 2003.

The U.S. Government agency securities portfolio (including agency mortgage backed securities and agency collateralized mortgage obligations totaling $34.9 million) increased $8.0 million primarily due to an increase in the unrealized gain on the portfolio as a result of market appreciation over the first quarter of 2004. In addition, the portfolio experienced turnover of $199.0 million during the quarter, primarily from called securities totaling $168.2 million and sales totaling $30.8 million. Proceeds from calls and sales were reinvested in this portfolio. As a result of the turnover, the average contractual maturity of this portfolio increased to 7.9 years at March 31, 2004 from 7.1 years at December 31, 2003.

The Company’s holdings of state and municipal obligations increased $6.7 million primarily due to purchases of $8.1 million, partially offset by sales, calls, and maturities. The average contractual maturity of this portfolio decreased to 3.6 years at March 31, 2004 from 4.0 years at December 31, 2003.

Holdings of corporate and other securities increased $3.2 million, or 4%, to $78.0 million at March 31, 2004. At March 31, 2004 the portfolio consists primarily of $38.0 million of FHLB of Chicago stock, $27.6 million in TRUPS, $9.1 million in Fannie Mae preferred stock and $3.3 million in money market funds, corporate debt, and equity securities. The average contractual maturity of the TRUPS and corporate debt was 24.4 years at March 31, 2004 and December 31, 2003. The remaining securities in this portfolio do not have a stated maturity.

The following table presents total callable securities in the portfolio and their respective coupon range by investment type as of March 31, 2004 (dollars in thousands):

	Remaining		2006 and
	2004	2005	Beyond	Total
U.S. Government agencies:
Total callable	$179,160	$159,243	$52,249	$390,652
In-the-money calls	$126,151	$144,543	$52,249	$322,943
Coupon range	2.5% - 5.9%	3.4% - 6.0%	4.8% - 6.0%	2.5% - 6.0%
State and municipal obligations:
Total callable	$5,024	$4,289	$2,978	$12,291
In-the-money calls	$5,024	$3,989	$2,978	$11,991
Coupon range	4.7% - 6.9%	2.4% - 6.2%	3.4% - 6.0%	2.4% - 6.9%
Corporate and other securities:
Total callable	$10,174	$—	$17,083	$27,257
In-the-money calls	$6,074	$—	$17,083	$23,157
Coupon range	1.8% - 3.8%	—	1.9% - 9.0%	1.8% - 9.0%

None of the U.S. Treasuries have call features as of March 31, 2004.

Loans

The following table indicates loans outstanding, as of the dates indicated:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Commercial	$92,593	$95,761
Syndicated	30,613	33,088
Real estate:
Construction, land acquisition and development	61,195	40,493
Commercial mortgage	243,238	234,967
Residential mortgage	107,367	101,133
Home equity	139,883	139,926
Indirect vehicle:
Auto	240,049	226,866
Harley Davidson motorcycle	40,089	35,957
Consumer	7,863	7,487

Loans, net of unearned discount	$962,890	$915,678

Total loans increased $47.2 million as compared to December 31, 2003, due primarily to increases in construction and indirect vehicle loans, partially offset by decreases in commercial and syndicated loans. The growth was the result of new business complemented by a reduced amount of payoffs from that experienced throughout 2003.

The commercial and syndicated loan portfolios are substantially secured by business assets. Loans secured by real estate comprise the greatest percentage of total loans. Commercial mortgages and construction, land acquisition and development loans are generally secured by properties in the Chicago metropolitan area. Substantially all of the Company’s residential real estate loans are secured by first mortgages, and home equity loans are secured primarily by junior liens or first liens on one-to-four family residences. Substantially all of the Company’s combined portfolio of residential and home equity loans are for residences located in the Chicago metropolitan area and have loan to value ratios of less than eighty percent of the appraised value. Indirect loans represent consumer loans made through a network of new car and Harley Davidson dealers. There is no significant concentration of loans exceeding 10% of total loans in any specific industry or specific region of the United States other than the Chicago metropolitan area, except as described.

Commercial loans decreased $3.2 million to $92.6 million at March 31, 2004. This category is comprised of approximately 24% new car dealers; 10% insurance premium receivables; 8% physicians’ practices; 6% electrical contractors; 4% medical equipment manufacturers; and 48% of various other industries in which the Company has no significant concentration.

Syndicated loans decreased $2.5 million to $30.6 million at March 31, 2004. Total exposure to nationally syndicated loans (including unfunded commitments) was $80.3 million and $76.8 million at March 31, 2004 and December 31, 2003, respectively. Of the total exposure, approximately 31% is in the gaming and leisure industry; approximately 24% in the dairy industry; and 45% of various other industries in which the Company has no significant concentration.

Construction, land acquisition and development loans increased $20.7 million to $61.2 million at March 31, 2004 due to new business generation. This portfolio is comprised of approximately 64% construction of 1-4 family detached homes, condominiums and townhouses in the Chicago metropolitan area; 30% multi-family residential projects; and 6% retail properties.

Commercial mortgage loans increased $8.3 million to $243.2 million at March 31, 2004 due primarily to new loans booked totaling $13.3 million, partially offset by loan payoffs and paydowns. This portfolio is comprised of approximately 43% multi-family residential properties; 28% retail properties; 18% owner-occupied office and industrial buildings; and 11% non-owner occupied office and industrial buildings.

Residential mortgage loans increased $6.2 million to $107.4 million at March 31, 2004 due primarily to new loans booked, offset by payoffs and paydowns. The Company kept $14.6 million of the $16.6 million in 2004 mortgage loan originations for the Bank’s portfolio. The remaining $2.0 million in originations was sold with servicing released to investors. Generally, at the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and current market trends.

Indirect auto loans increased $13.2 million to $240.0 million at March 31, 2004 due to approximately $43.9 million in new loans booked, offset by payoffs and paydowns. The Company’s indirect auto portfolio consists of approximately 14,600 loans originated in the Chicago metropolitan area, of which 81% are new and 19% are used vehicles.

Harley Davidson motorcycle loans increased $4.1 million to $40.1 million at March 31, 2004. The Company’s portfolio consists of approximately 3,400 loans generated in thirteen states as part of a national marketing initiative, of which 61% were originated in Illinois and Wisconsin.

Allowance For Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, historical losses experienced by the industry, value of the underlying collateral, and other relevant factors. Loans which are determined to be uncollectible are charged off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance. See “Application of Critical Accounting Policies” in the 2003 Annual Report on Form 10-K for further analysis of the Company’s policy on the allowance for loan losses.

The following table summarizes the loan loss experience for the first three months of 2004 and 2003.

	Three months ended
	March 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$8,369	$7,351

Charge-offs during the period: (1)
Home equity	(15)	—
Indirect vehicle	(138)	(120)
Consumer	(4)	(6)

Total charge-offs	(157)	(126)
Recoveries during the period (1):
Construction, land acquisition and development	15	492
Indirect vehicle	47	34
Consumer	7	7

Total recoveries	69	533
Net (charge-offs) recoveries during the period	(88)	407
Provision for loan losses	250	750

Allowance for loan losses, end of the period	$8,531	$8,508

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	.04%	(.18)%
Allowance for loan losses as a percent of loans outstanding	.89%	.95%
Ratio of allowance for loan losses to nonperforming loans	18.00x	12.48x

(1) There were no charge-offs or recoveries in the commercial, syndicated, commercial mortgage or residential mortgage loan portfolios during the periods presented.

The Company’s allowance for loan losses remained flat at $8.5 million at March 31, 2004 and 2003. This represented .89% of loans outstanding at March 31, 2004 compared to .95% of loans outstanding at March 31, 2003. The balance in the allowance is the result of management’s ongoing evaluation of the risks inherent in the various loan categories, the review of general economic conditions, as well as other quantitative and qualitative considerations. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Net charge-offs for the first quarter of 2004 totaled $88,000 compared to net recoveries of $407,000 in 2003. Gross charge-offs in 2004 of $157,000 and gross recoveries of $69,000 relate primarily to the Company’s indirect vehicle portfolio. Annualized net charge-offs on this indirect portfolio were 13 basis points at both March 31, 2004 and 2003, well below peers. In 2003, gross recoveries totaled $533,000, of which $492,000 related to a hotel loan charged off in 2002.

Asset Quality

The following table summarizes the Company’s nonperforming assets (nonaccrual loans, loans past due 90 days or more and still accruing, OREO, and repossessed vehicles):

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$277	$293
Loans which are past due 90 days or more and still accruing	197	249

Total nonperforming loans	474	542
Other real estate owned	12,895	16,130
Repossessed vehicles	124	106

Total nonperforming assets	$13,493	$16,778

Nonperforming loans to total loans outstanding	.05%	.06%
Nonperforming assets to total assets	.70%	.91%
Nonperforming assets to total capital	10.32%	13.88%

At March 31, 2004, nonaccrual loans consist of three loans: a residential mortgage loan, a commercial mortgage loan and a commercial loan, all of which were in foreclosure.

OREO consists of a 24 unit luxury condominium construction project with 53 deeded parking spaces. The property was completed within budget during the first quarter of 2004. As of March 31, 2004, 12 units and 29 parking spaces have been sold. These sales represent 50% of the total number of units and approximately 37% of projected sales dollars. Based on closings that have occurred or are scheduled to occur, the Company expects to receive approximately $1.9 million on contracted sales during the second quarter. As of May 4, 2004, 10 units and 26 parking spaces are closed and occupied and 2 units and 3 parking spaces are under contract.

Title to the property was acquired in November 2002 and recorded at its then net realizable value. The repayment of the Bank’s investment in the project is dependent on the strength of the Chicago luxury condominium market. At March 31, 2004, the property is recorded at its net realizable value and there is approximately $2.0 million of costs yet to be paid. Management will continue to evaluate the property quarterly for impairment and record valuation adjustments as deemed necessary.

A schedule of activity in the OREO property for the three months ended March 31, 2004 and since its acquisition is shown in the following table:

	March 31,	Since
	2004	Acquisition
	(Dollars in thousands)
Beginning Balance	$16,130	$—
Transfer of net realizable value to OREO	—	3,606
Funding towards project	802	17,275
Sales proceeds, net	(4,037)	(6,571)
Provision for OREO	—	(1,415)

Balance at end of period	$12,895	$12,895

The Bank is pursuing multiple legal actions against potentially responsible parties, including, among others, the developers and guarantors, the Bank’s bonding company, a bank, a law firm and one of its lawyers and two other professional service providers. No assurances can be given about the likelihood, amount, or timing of any recoveries.

Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but rather are classified as “other assets” on the Balance Sheet. The typical holding period for resale of repossessed vehicles is 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The Bank’s portfolio of repossessed assets totaled $124,000 at March 31, 2004 compared to $106,000 at December 31, 2003.

In addition to nonperforming assets, there are certain loans in the portfolio that management has identified, through its problem loan identification process, which exhibit higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans, including related outstanding commitments, totaling $8.5 million at March 31, 2004, down from $8.9 million at December 31, 2003.

Deposits

At March 31, 2004, total deposits were $1.568 billion, an increase of $109.2 million, or 7%, compared to December 31, 2003. Interest-bearing deposits increased $92.7 million primarily due to an increase of $70.8 million in time deposits, $17.1 million in money market accounts, and $4.8 million in savings deposits and NOW accounts. The growth in time deposits was primarily due to public fund relationships (up $36.3 million) and continued deposit growth in the three branches opened in 2003 (up $18.8 million). Money market growth was fueled primarily by a significant new municipal customer. The growth in savings deposits and NOW accounts was primarily due to the tiered rate retail checking product. Noninterest-bearing demand deposits increased $16.5 million primarily from treasury management clients.

Capital Resources

Shareholders’ equity totaled $130.7 million at March 31, 2004. The Company and the Bank’s capital ratios exceeded not only minimum regulatory guidelines, but also the FDIC criteria for “well capitalized” banks.

As discussed in Note 7 to this Form 10-Q, the Company adopted FIN No. 46R which required the deconsolidation of the three statutory trust subsidiaries for financial statement presentation. The $23 million of Trust Preferred Capital Securities (“TRUPS”) issued by the statutory trust subsidiaries is included in the Tier 1 Capital calculation below. The Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the TRUPS in their Tier 1 Capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow the Company to include TRUPS in Tier 1 Capital for regulatory purposes. The Company would still be considered “well capitalized” if TRUPS are excluded from Tier 1 Capital.

The following table shows the capital ratios of the Company and the Bank as of March 31, 2004 and the minimum ratios for “well capitalized” and “adequately capitalized” status.

			Capital Required To Be
					Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2004:
Total Capital (to Risk Weighted Assets)
Consolidated	$154,243	12.85%	$120,051	10%	$96,041	8%
Oak Brook Bank	141,842	11.89	119,312	10	95,450	8
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	145,712	12.14	72,031	6	48,021	4
Oak Brook Bank	133,311	11.17	71,587	6	47,725	4
Tier 1 Capital (to Average Assets)
Consolidated	145,712	7.86	92,702	5	74,161	4
Oak Brook Bank	133,311	7.22	92,359	5	73,887	4

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

The market price of the Company’s common stock at March 31, 2004 was $30.51 with a tangible book value of $13.09 per share. The ratio of the Company’s price to the last 12 months diluted EPS was 16.14x.

During the first three months of 2004, the Company paid dividends of $.14 per share. The dividend payout ratio on three month earnings was 32.60% for 2004. On January 27, 2004 the Company declared a 14% increase in the quarterly cash dividend to $.16, payable on April 23, 2004 to shareholders of record as of April 12, 2004. The quarterly dividend has increased three times, or 68%, since March 31, 2003.

In 2000, the Board of Directors approved a stock repurchase program which authorizes (but does not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through January 2005 (as extended). Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. The Company repurchased no shares during 2004, and there are 148,590 shares remaining available for repurchases under the program.

Branch Expansion

The Company’s banking subsidiary is Oak Brook Bank. The Bank currently operates seventeen banking offices: fifteen in the western suburbs of Chicago, one in the northern suburbs of Chicago, and one at Huron and Dearborn streets in downtown Chicago, in addition to a Call Center at 800-536-3000 and an Internet branch at www.obb.com.

In March 2004, the Bank announced plans to construct its 18th office at the southwest corner of Lyman Avenue and 75th Street in Darien, Illinois. The Bank acquired the 1.02 acre site on March 30, 2004. The Bank’s parcel is part of a larger 11.7 acre planned unit development being developed by ORIX Bradford Darien Venture. The ORIX Venture expects to turn over a fully developed site to the Bank in mid-summer 2004, and the Bank expects to complete its Darien branch in mid 2005.

The Company’s primary growth strategy continues to include branch expansion in the Chicago metropolitan area, especially the western suburbs thereof. The strategy for selecting branch locations includes providing market fill-ins in the Bank’s core west suburban market; extending our market to locations the Bank has concentrations of deposit and loan customers but no physical presence; and, extending our market into high growth outlying areas. We are currently working on opportunities that meet these criteria. Although this form of growth requires a significant investment in nonearning assets during the construction phase and start-up costs for several years exceed revenues, the Company believes its market warrants judicious office additions.

Condensed Consolidated Quarterly Earnings Summary

	2004	2003
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
		(Dollars in thousands)
Interest income	$20,372	$19,937	$19,635	$20,079	$20,284
Interest expense	7,254	7,020	6,582	7,295	7,807

Net interest income	$13,118	$12,917	$13,053	$12,784	$12,477
Provision for loan losses	250	250	350	250	750

Net interest income after provision for loan losses	$12,868	$12,667	$12,703	$12,534	$11,727
Other income:
Service charges on deposit accounts:
Treasury management	1,207	1,117	1,310	1,551	1,623
Retail and small business	297	324	320	314	301
Investment management and trust fees	639	589	532	538	481
Merchant credit card processing fees	1,331	1,260	1,189	1,152	1,248
Gain on mortgages sold, net of fees and costs	17	50	311	383	260
Income from bank owned life insurance	213	220	216	199	194
Income from sale of covered call options	343	259	188	445	275
Other operating income	352	338	395	326	310
Investment securities gains, net of losses	167	—	(39)	225	31

Total other income	$4,566	$4,157	$4,422	$5,133	$4,723
Other expense:
Salaries and employee benefits	6,091	5,675	6,046	5,912	5,713
Occupancy expense	855	884	715	676	618
Equipment expense	520	527	506	471	475
Data processing	438	464	484	428	452
Professional fees	154	342	281	324	362
Postage, stationery and supplies	237	327	274	267	264
Advertising and business development	513	356	478	498	446
Merchant credit card interchange expense	1,060	1,012	946	898	943
Provision for other real estate owned	—	212	232	971	—
Other operating expenses	535	547	572	456	449

Total other expense	$10,403	$10,346	$10,534	$10,901	$9,722

Income before income taxes	$7,031	$6,478	$6,591	$6,766	$6,728
Income tax expense	2,266	1,809	1,955	2,182	2,182

Net income	$4,765	$4,669	$4,636	$4,584	$4,546

Diluted earnings per share	$.48	$.47	$.47	$.47	$.46

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company’s market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; the assessment of the provision and allowance for loan losses; developments pertaining to the apparent loan fraud and condominium project at 60 W. Erie, Chicago, including the strength of the Chicago luxury condominium for sale market; significant increases in competition or changes in depositor preferences or loan demand; difficulties in identifying attractive branch sites or other expansion opportunities, or unanticipated delays in construction buildout; difficulties in attracting and retaining qualified personnel; and possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.

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

In the first quarter of 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended March 31, 2004.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that may
	Total Number		as Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs(1)
January 1, 2004 through January 31, 2004	—	—	—	148,590
February 1, 2004 through February 29, 2004	—	—	—	148,590
March 1, 2004 through March 31, 2004	—	—	—	148,590

Total	—	—	—	148,590

(1) In 2000, the Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to 300,000 shares of common stock through January 31, 2005 (as extended in August 2003).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit (3.2)	Amended and Restated By-Laws of the Company (as amended through January 27, 2004).*

Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the period ended September 30, 1999, incorporated herein by reference).

Exhibit (4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.3)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eugene P. Heytow, Chief Executive Officer.*

Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*

Exhibit (32.1)	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eugene P. Heytow, Chief Executive Officer.*

Exhibit (32.2)	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rosemarie Bouman, Chief Financial Officer.*

*	Filed herewith.

(B)	Report on Form 8-K

A report on Form 8-K was filed with the SEC on January 21, 2004 reporting the Company’s fourth quarter 2003 earnings release dated January 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC.

(Registrant)

Date: May 4, 2004	/S/RICHARD M. RIESER, JR

Richard M. Rieser, Jr.
President
(Duly authorized officer)

Date: May 4, 2004	/S/ROSEMARIE BOUMAN

Rosemarie Bouman
Vice President, Chief
Financial Officer