Form 10-Q
period 2004-06-30
FIRST OAK BROOK BANCSHARES INC
filed 2004-08-09
CIK 717837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

Commission file number 0-14468

FIRST OAK BROOK BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-3220778 (I.R.S. Employer Identification No.)

1400 Sixteenth Street, Oak Brook, IL 60523 — Telephone Number (630) 571-1050
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

As of August 6, 2004, 9,759,291 shares of the Company’s common stock, par value $2.00 per share, were outstanding.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

* Not applicable

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Assets
Cash and due from banks	$29,313	$46,308
Fed funds sold and interest-bearing deposits with banks	136,095	20,008
Securities held-to-maturity, at amortized cost (fair value, $23,269 and $13,742 at June 30, 2004 and December 31, 2003, respectively)	23,297	13,426
Securities available-for-sale, at fair value	804,432	770,045
Loans, net of unearned discount	996,244	915,678
Less- allowance for loan losses	(8,738)	(8,369)

Net loans	987,506	907,309

Other real estate owned, net of valuation reserve	12,664	16,130
Premises and equipment, net of accumulated depreciation	34,188	33,461
Bank owned life insurance	21,435	21,011
Other assets	21,057	20,117

Total Assets	$2,069,987	$1,847,815

CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Liabilities
Noninterest-bearing demand deposits	$263,682	$250,101
Interest-bearing deposits:
Savings deposits and NOW accounts	279,697	275,075
Money market accounts	138,605	123,222
Time deposits:
Under $100,000	384,810	357,775
$100,000 and over	644,276	452,329

Total interest-bearing deposits	1,447,388	1,208,401

Total deposits	1,711,070	1,458,502
Securities sold under agreements to repurchase and other short-term borrowings	22,954	54,487
Treasury, tax and loan demand notes	20,300	15,423
FHLB of Chicago borrowings	165,500	161,500
Junior subordinated notes issued to capital trusts	23,713	—
Trust Preferred Capital Securities	—	23,000
Other liabilities	8,972	14,011

Total Liabilities	1,952,509	1,726,923

Shareholders’ Equity
Preferred stock, no par value, authorized—100,000 shares, issued—none	—	—
Common stock, $2 par value, authorized—16,000,000 shares at June 30, 2004 and December 31, 2003, issued—10,924,868 shares at June 30, 2004 and December 31, 2003, outstanding—9,754,216 shares at June 30, 2004 and 9,680,711 shares at December 31, 2003	21,850	21,850
Surplus	6,349	5,765
Accumulated other comprehensive (loss) income	(9,098)	1,463
Retained earnings	108,521	102,062
Less cost of shares in treasury, 1,170,652 common shares at June 30, 2004 and 1,244,157 common shares at December 31, 2003	(10,144)	(10,248)

Total Shareholders’ Equity	117,478	120,892

Total Liabilities and Shareholders’ Equity	$2,069,987	$1,847,815

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$12,154	$12,998	$23,850	$26,840
Interest on securities:
U.S. Treasury and U.S. Government agencies	6,952	5,836	13,938	10,996
State and municipal obligations	492	527	955	1,028
Other securities	1,121	603	2,268	1,222
Interest on Fed funds sold and interest- bearing deposits with banks	137	115	217	277

Total interest income	20,856	20,079	41,228	40,363

Interest expense:
Interest on savings deposits and NOW accounts	751	489	1,456	956
Interest on money market accounts	401	370	768	899
Interest on time deposits	4,772	4,618	9,219	9,546
Interest on Fed funds purchased, securities sold under agreements to repurchase and other short-term borrowings	54	237	189	497
Interest on treasury, tax and loan demand notes	12	11	31	16
Interest on FHLB of Chicago borrowings	1,236	1,263	2,450	2,572
Interest on junior subordinated notes issued to capital trusts	365	—	732	—
Interest on Trust Preferred Capital Securities	—	307	—	616

Total interest expense	7,591	7,295	14,845	15,102

Net interest income	13,265	12,784	26,383	25,261
Provision for loan losses	250	250	500	1,000

Net interest income after provision for loan losses	$13,015	$12,534	$25,883	$24,261

CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands
	except share data)
Other income:
Service charges on deposit accounts:
Treasury management	$1,087	$1,551	$2,294	$3,174
Retail and small business	322	314	619	615
Investment management and trust fees	661	538	1,300	1,019
Merchant credit card processing fees	1,486	1,152	2,817	2,400
Gain on mortgages sold, net	108	383	125	643
Income from bank owned life insurance	211	199	424	393
Income from sale of covered call options	437	445	780	720
Broker dealer income	74	11	101	11
Other operating income	350	315	675	625
Net investment securities (losses) gains	(5)	225	162	256

Total other income	4,731	5,133	9,297	9,856

Other expenses:
Salaries and employee benefits	6,076	5,912	12,167	11,625
Occupancy expense	799	676	1,654	1,295
Equipment expense	509	471	1,029	945
Data processing	456	428	894	880
Professional fees	258	324	412	686
Postage, stationery and supplies	268	267	505	531
Advertising and business development	568	498	1,081	944
Merchant credit card interchange expense	1,199	898	2,259	1,841
Provision for other real estate owned	—	971	—	971
Other operating expenses	537	456	1,072	905

Total other expenses	10,670	10,901	21,073	20,623

Income before income taxes	7,076	6,766	14,107	13,494
Income tax expense	2,275	2,182	4,541	4,364

Net income	$4,801	$4,584	$9,566	$9,130

Basic earnings per share	$.49	$.48	$.98	$.95

Diluted earnings per share	$.48	$.47	$.96	$.93

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other			Total
	Common		Comprehensive	Retained	Treasury	Shareholders'
	Stock	Surplus	Income (Loss)	Earnings	Stock	Equity
	(Dollars in thousands)
Six months ended June 30, 2004
Balance at December 31, 2003	$21,850	$5,765	$1,463	$102,062	$(10,248)	$120,892
Comprehensive income, net of tax:
Net Income				9,566		9,566
Unrealized holding loss during the period of $10,456, plus the reclassification adjustment for the tax adjusted realized gain included in net income of $105			(10,561)			(10,561)

Total comprehensive loss						(995)
Dividends declared				(3,107)		(3,107)
Exercise of stock options (including tax benefit and share repurchases)		508			677	1,185
Issue shares for employee stock purchase		76			36	112
Purchase of treasury stock					(609)	(609)

Balance at June 30, 2004	$21,850	$6,349	$(9,098)	$108,521	$(10,144)	$117,478

Six months ended June 30, 2003
Balance at December 31, 2002	$21,850	$4,586	$8,523	$88,374	$(11,391)	$111,942
Comprehensive income, net of tax:
Net Income				9,130		9,130
Unrealized holding gain during the period of $4,698, net of reclassification adjustment for the tax adjusted realized gain included in
net income of $166			4,532			4,532

Total comprehensive income						13,662
Dividends declared				(2,041)		(2,041)
Exercise of stock options (including tax benefit and share repurchases)		447			741	1,188
Issue shares for employee stock purchase		56			40	96
Purchase of treasury stock					(149)	(149)

Balance at June 30, 2003	$21,850	$5,089	$13,055	$95,463	$(10,759)	$124,698

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,566	$9,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	1,382	1,321
Provision for loan losses	500	1,000
Provision for other real estate owned	—	971
Net investment securities gains	(162)	(256)
Origination of mortgage loans for sale	(9,035)	(55,698)
Proceeds from sale of mortgage loans originated for sale	9,293	55,911
Gain on sale of mortgage loans originated for sale	(156)	(951)
Increase in cash surrender value of bank owned life insurance	(424)	(393)
Trading securities transactions, net	4	(163)
FHLB of Chicago stock dividend	(1,170)	(284)
(Increase) decrease in other assets	(22)	1,393
Increase (decrease) in other liabilities	346	(110)

Net cash provided by operating activities	10,122	11,871

Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(13,824)	(1,951)
Proceeds from maturities, calls and paydowns	3,958	413
Securities available-for-sale:
Purchases	(347,339)	(301,776)
Proceeds from maturities, calls and paydowns	221,184	127,498
Proceeds from sales	77,557	63,343
(Increase) decrease in loans	(81,017)	26,644
Purchases of premises and equipment, net of disposals	(2,157)	(4,071)
Proceeds from sale of other real estate owned, net of commissions	5,946	—
Additional capitalized costs of other real estate owned	(2,480)	(6,190)

Net cash used in investing activities	(138,172)	(96,090)

Cash flows from financing activities:
Increase in noninterest-bearing demand deposits	13,581	2,231
Increase in interest-bearing deposits	238,987	38,634
Decrease in short-term borrowing obligations	(26,656)	(690)
Proceeds from FHLB of Chicago borrowings	20,000	5,000
Repayment of FHLB of Chicago borrowings	(16,000)	(6,000)
Purchase of treasury stock	(609)	(149)
Exercise of stock options	834	691
Issuance of common stock for employee stock purchase plan	112	96
Cash dividends	(3,107)	(2,041)

Net cash provided by financing activities	227,142	37,772

Net increase (decrease) in cash and cash equivalents	99,092	(46,447)
Cash and cash equivalents at beginning of period	66,316	116,510

Cash and cash equivalents at end of period	$165,408	$70,063

Supplemental disclosures:
Interest paid	$16,914	$17,331
Income taxes paid	$3,850	$6,150
Transfer of auto loans to repossessed autos	$218	$517

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 and 2003
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for 2004 include the accounts of First Oak Brook Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Oak Brook Bank (the “Bank”). Also included are the accounts of Oak Real Estate Development Corporation, West Erie, LLC and OBB Real Estate Holdings, LLC, all of which are wholly-owned subsidiaries of the Bank. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for 2003 included three wholly-owned statutory trust subsidiaries of the Company. On January 1, 2004, upon adoption of FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities,” the Company deconsolidated the three statutory trust subsidiaries. See Notes 3 and 6 of this Form 10-Q for more information.

In April 2004, the Company incorporated First Oak Brook Capital Markets, Inc., an Illinois corporation and wholly-owned subsidiary of the Company (“FOBCM”). FOBCM is currently seeking approval to operate as a broker/dealer member of the National Association of Securities Dealers, Inc. (“NASD”). Once NASD approval is obtained, FOBCM will assume the current securities transaction activities of the Investment Sales Center of the Bank and engage in additional securities trading activities. Furthermore, on May 10, 2004, the Company elected to become a Financial Holding Company (“FHC”) pursuant to the Gramm-Leach-Bliley Act of 1999 for the purpose of creating additional flexibility for FOBCM to engage in additional securities underwriting activities. The Company’s election to become an FHC became effective on May 26, 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options.

The following table sets forth the computation for basic and diluted EPS for the three and six month periods ended June 30, 2004 and 2003:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$4,801,000	$4,584,000	$9,566,000	$9,130,000

Denominator for basic earnings per share — weighted average common shares outstanding	9,743,842	9,601,203	9,729,189	9,576,045
Effect of diluted securities:
Stock options issued to employees and directors	246,794	226,554	260,521	230,255

Denominator for diluted earnings per share	9,990,636	9,827,757	9,989,710	9,806,300

Earnings per share:
Basic	$.49	$.48	$.98	$.95

Diluted	$.48	$.47	$.96	$.93

Weighted average options outstanding that were not included in the denominator for diluted EPS totaled 78,319 and 60,857 for the three and six month periods ended June 30, 2004, respectively, as their effect would be antidilutive. Weighted average options totaling 15,288 and 14,130 were antidilutive for the three and six month periods ended June 30, 2003, respectively.

3.	New Accounting Pronouncements

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include: (i) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, (ii) the obligation to absorb the expected losses of an entity if they occur, and (iii) the right to receive the expected residual returns of the entity if they occur. The accounting requirements of FIN No. 46 were effective for the Company on December 31, 2003, on a prospective basis. The adoption of FIN No. 46 did not have a material impact on the consolidated financial statements of the Company.

In 2003, the FASB issued Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities. FIN No. 46R replaces FIN No. 46, which was issued earlier in 2003. As permitted by FIN No. 46R, the Company adopted the provisions of FIN No. 46R as of January 1, 2004. The adoption of FIN No. 46R resulted in the deconsolidation of the three statutory trust subsidiaries that issued Common Stock to the Company and trust preferred capital securities to third parties. These trusts invested the proceeds of those offerings in junior subordinated notes of the Company. As a result of the deconsolidation of those trusts, at March 31, 2004, the Company reported $23.713 million of junior subordinated notes issued to capital trusts on the balance sheet in lieu of the Trust Preferred Capital Securities issued by the capital trusts which totaled $23.0 million in the prior period. See Note 6 of this Form 10-Q for more information.

In March 2004, the SEC released Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB No. 105), which summarizes the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. Specifically, SAB No. 105 addresses the Company entering into any commitments to extend a mortgage loan at a specified rate while intending to sell the mortgage loan after it is funded. SAB No. 105 is effective for loan commitments accounted for as derivatives and entered into after March 31, 2004. The Company adopted SAB No. 105 as of April 1, 2004 with no material effect on the consolidated financial statements.

4.	Restatement and Reclassification

Certain amounts in the 2003 interim consolidated financial statements have been reclassified to conform to their 2004 presentation.

5.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). As a result, no compensation expense is recognized when options are granted. Had compensation cost for the plan been determined as if the Company had accounted for its stock-based compensation plan consistent with the fair value method of Statement of Financial Accounting Standard No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure”, the Company’s net income and earnings per share would have been reduced.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$4,801,000	$4,584,000	$9,566,000	$9,130,000
Less stock-based compensation expense determined under fair value based methods, net of tax:
Stock option	(79,000)	(63,000)	(157,000)	(125,000)
Employee stock purchase	(7,000)	(5,000)	(13,000)	(10,000)

Pro forma net income	$4,715,000	$4,516,000	$9,396,000	$8,995,000

Earnings per share as reported:
Basic	$.49	$.48	$.98	$.95
Diluted	$.48	$.47	$.96	$.93
Pro forma earnings per share:
Basic	$.48	$.47	$.97	$.94
Diluted	$.47	$.46	$.94	$.92

6.	Junior Subordinated Notes Issued to Capital Trusts

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

In accordance with FIN No. 46R, these statutory trusts qualify as variable interest entities for which the Company is not the primary beneficiary and, therefore, ineligible for consolidation. Accordingly, the statutory trusts were deconsolidated on January 1, 2004, and are now accounted for using the equity method. The $23.713 million of junior subordinated notes issued by the Company to the statutory trusts are reflected in the Company’s June 30, 2004 consolidated balance sheet as “Junior subordinated notes issued to capital trusts” in lieu of the $23 million of TRUPS reported in the balance sheet at December 31, 2003. The equity in the common securities is included in “Other assets” on the consolidated balance sheet.

The table below summarizes the outstanding junior subordinated notes and the related TRUPS issued by each trust as of June 30, 2004 (dollars in thousands):

	FOBB Statutory	FOBB Statutory	FOBB Statutory
	Trust I	Trust II	Trust III
Junior Subordinated Notes:
Principal balance Stated maturity	$6,186 September 2030	$12,372 June 2032	$5,155 December 2033

Trust Preferred Securities:
Face value Interest rate	$6,000(1) 10.6%	$12,000(2) 90-day LIBOR plus 3.45%	$5,000(2) 90-day LIBOR plus 2.80%

Issuance date Distribution date	September 2000 Semi-annually	June 2002 Quarterly	December 2003 Quarterly

(1)	Non-callable for ten years, after which the securities have a declining ten year premium call.

(2)	Non-callable for five years, after which callable at par.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the quarters ended June 30, 2004 and 2003.

Executive Summary

The Company, through its wholly-owned bank subsidiary, operates a single line of business encompassing general retail and commercial banking businesses primarily in the Chicago metropolitan area. The Company is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries. Competition among financial intermediaries is generally expressed in terms of interest rates charged on loans and paid on deposits, the variety of financial products and services offered and the price of those products and services. The Company offers a full range of banking products and services such as demand, savings and time deposits, corporate treasury management services, merchant credit card processing and commercial and personal lending products. The Company also maintains a full-service investment management and trust department, and in 2003 formed an investment sales center to execute investment transactions in U.S. Treasury, U.S. Government agency, corporate and municipal securities primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth individuals and families.

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

Noninterest income consists primarily of treasury management, merchant credit card fees and investment management and trust fee income, and to a lesser extent, retail and small business fees and other ancillary income. Noninterest expenses are heavily influenced by the growth of the Company’s operations and any necessary provision for other real estate owned. The Company’s primary growth strategy continues to emphasize the expansion of branch locations in the Chicago metropolitan area (and particularly the western suburbs of Chicago). The Company opened three new branches in fiscal year 2003, which added new deposits and increased noninterest expenses.

Set forth below are significant items that occurred during the second quarter of 2004 and related 2003 discussion:

•	Net income for the second quarter of 2004 reached $4.801 million, up $217,000 as compared to the same period in 2003. This represents record quarter earnings, second only to the 1997 second quarter when the Company posted a one-time gain on the sale of its credit card portfolio.

•	Assets at June 30, 2004 grew to a record $2.07 billion, up 12% over year end 2003 and 23% over June 30, 2003.

•	Loans grew to a record of $996.2 million, up 9% from $915.7 million at year end 2003 and 13% over June 30, 2003.

•	Deposits were a record $1.711 billion, up 17% from $1.459 billion at year end 2003 and up 31% from $1.306 billion at June 30, 2003.

•	The Company announced plans to construct its eighteenth, nineteenth and twentieth offices in Darien, Yorkville and Wheaton, respectively. (See “Branch Expansion.”)

•	Asset quality continues to improve. Other Real Estate Owned (“OREO”) declined to $12.664 million from $16.130 million at year end 2003, and the Management Watch list (including commitments) declined to $6.1 million at June 30, 2004 from $9.2 million at December 31, 2003.

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

Earnings Highlights – Second Quarter Results

The Company recorded net income for the second quarter of 2004 of $4,801,000 compared with net income of $4,584,000 for the second quarter of 2003. Basic EPS for the second quarter of 2004 were $.49 as compared to basic EPS of $.48 for second quarter of 2003, while second quarter diluted EPS were $.48 for 2004 compared with diluted EPS of $.47 for 2003. While net income increased 5%, the Company’s diluted EPS increased just 2% due to more shares outstanding primarily as a result of option exercises by executive officers.

Key performance indicators for the second quarter of 2004 showed annualized return on average assets (“ROA”) of 1.00% compared to ROA of 1.12% for the second quarter of 2003. The annualized return on average shareholders’ equity (“ROE”) for the second quarter of 2004 was 15.86% compared to ROE of 15.41% for the second quarter of 2003.

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

Average balances and effective interest yields and rates on a tax equivalent basis for the three months ended June 30, 2004 and 2003 were as follows (dollars in thousands):

	Three months ended			Three months ended
	June 30, 2004			June 30, 2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest-bearing deposits with banks	$52,762	$137	1.04%	$38,527	$115	1.20%
Investment securities:
Taxable securities	737,976	8,142	4.44	568,457	6,495	4.58
Tax-exempt securities (1)	43,420	566	5.24	38,383	615	6.43

Total investment securities (2)	$781,396	$8,708	4.48%	$606,840	$7,110	4.70%
Loans:
Commercial (1)	89,504	1,008	4.53	88,304	1,088	4.94
Syndicated	30,811	377	4.92	45,019	631	5.62
Real estate:
Construction, land acquisition and development	60,531	845	5.61	69,065	1,068	6.20
Commercial mortgage	246,851	3,936	6.41	219,452	3,932	7.19
Residential mortgage	105,407	1,314	5.01	87,676	1,345	6.16
Home equity	144,228	1,344	3.75	129,231	1,332	4.13
Indirect vehicle:
Auto	249,950	2,561	4.12	210,488	2,915	5.55
Harley Davidson motorcycle	43,505	664	6.14	32,333	557	6.91
Consumer	7,928	119	6.03	9,178	149	6.51

Total loans, net of unearned discount	$978,715	$12,168	5.00%	$890,746	$13,017	5.86%

Total earning assets/interest income	$1,812,873	$21,013	4.66%	$1,536,113	$20,242	5.29%
Cash and due from banks	37,835			38,311
Other assets	90,086			74,668
Allowance for loan losses	(8,651)			(8,682)

	$1,932,143			$1,640,410

Interest-bearing deposits:
Savings deposits and NOW accounts	$277,262	$751	1.09%	$201,017	$489	.98%
Money market accounts	140,281	401	1.15	134,057	370	1.11
Time deposits	879,630	4,772	2.18	716,583	4,618	2.58

Total interest-bearing deposits	$1,297,173	$5,924	1.84%	$1,051,657	$5,477	2.09%
Securities sold under agreements to repurchase and other short-term borrowings	33,731	66	.79	85,848	248	1.16
FHLB of Chicago borrowings	165,390	1,236	3.01	101,000	1,263	5.02
Junior subordinated notes issued to capital trusts	23,713	365	6.19	—	—	—
Trust Preferred Capital Securities	—	—	—	18,000	307	6.84

Total interest-bearing liabilities/interest expense	$1,520,007	$7,591	2.01%	$1,256,505	$7,295	2.33%
Noninterest-bearing demand deposits	278,240			243,528
Other liabilities	12,147			21,080

Total liabilities	$1,810,394			$1,521,113
Shareholders’ equity	121,749			119,297

	$1,932,143			$1,640,410

Net interest income/spread (1)		$13,422	2.65%		$12,947	2.96%

Net interest margin (1)			2.98%			3.38%

(1)	Tax equivalent basis. Interest income and average yield on tax-exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%. See page 17 for reconciliation to GAAP.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax equivalent yield of total investment securities was $784,907 and 4.46% for the three months ended June 30, 2004; and $590,436 and 4.83% for the three months ended June 30, 2003.

Net interest income for the second quarter of 2004, on a tax-equivalent basis, increased $475,000, or 4%, as compared to the second quarter of 2003. This increase is primarily attributable to an 18% increase in average earning assets partially offset by a 40 basis point decrease in the net interest margin to 2.98% for the second quarter of 2004 from 3.38% for the same period last year.

The changes in net interest income and the net interest margin as compared to the second quarter of 2003 were primarily the result of the following:

RATE

•	The yield on average earning assets decreased 63 basis points to 4.66% while the cost of average interest-bearing liabilities decreased 32 basis points to 2.01% for the second quarter of 2004. The growth in earning assets was primarily in indirect vehicle loans, investment securities, and Fed funds which typically have lower yields than commercial loans. The average prime rate for the second quarter of 2004 was 4.00% as compared to 4.25% for the second quarter of 2003. Although the Company uses various indexes (including prime) to price loans, this decrease in prime was indicative of the generally lower interest rate environment. As a result of the mix of earning assets and the lower interest rate environment, the net interest margin compressed. The Federal Reserve raised interest rates by 25 basis points on June 30, 2004.

•	In addition, overall loan fees decreased $189,000 in the second quarter of 2004 as compared to the second quarter of 2003 primarily due to a decrease in prepayment penalties. Although standard loan fees are amortized to income over the loan period as a normal part of the business, the additional fees associated with the prepayment of loans are less predictable and can result in a spike in earnings since these fees are recorded in income when received.

VOLUME

•	Total average earning assets increased $276.8 million, or 18%, as compared to the second quarter of 2003. The Company’s average securities portfolio increased by $174.6 million, or 29%, primarily consisting of an increase in U.S. Government agency securities ($138.0 million), corporate and other securities ($35.7 million), and state and municipal obligations ($6.2 million). The increase in corporate and other securities is primarily due to the purchase of $30.0 million in additional Federal Home Loan Bank (“FHLB”) of Chicago stock during the second half of 2003. (See “Investment Securities” for further analysis.)

•	Average loans for the second quarter of 2004 increased $88.0 million, or 10%, as compared to the second quarter of 2003. The increase primarily consists of increases in indirect vehicle loans ($50.6 million), commercial mortgage loans ($27.4 million), residential mortgage loans ($17.7 million), and home equity loans ($15.0 million), offset by decreases in commercial and syndicated loans ($13.0 million) and construction loans ($8.5 million). The yield on loans dropped 86 basis points as compared to the second quarter of 2003. (See “Loans” for further analysis.)

•	Average Fed funds sold and interest-bearing deposits with banks increased $14.2 million due to funds from significant public fund deposit growth being held at quarter end.

•	Average interest-bearing liabilities increased $263.5 million, or 21%, as compared to the second quarter of 2003. Average interest-bearing deposits increased $245.5 million primarily due to growth in time deposits ($163.0 million), savings and NOW accounts ($76.2 million), and money market accounts ($6.2 million). Time deposits were augmented by a $59.4 million average increase in public funds and a $24.9 million average increase in brokered CDs; savings and NOW growth was spurred by the promotion of new higher rate products. The overall increase in average deposits includes an increase of $78.2 million from the three new branches opened in 2003.

•	Average short-term borrowings decreased $52.1 million due to a $55.8 million average decrease in commercial and term repurchase agreements, partially offset by a $2.0 million average increase in treasury, tax and loan demand notes and a $1.7 million average increase in Fed funds purchased.

•	Average FHLB of Chicago borrowings increased $64.4 million due primarily to the advance of an additional $75 million on December 30, 2003 as part of a balance sheet arbitrage initiated to lock in a favorable spread. (See “Investment Securities” for more information.)

•	As a result of the deconsolidation of the three statutory trust subsidiaries, the Company reported an average of $23.713 million in junior subordinated notes issued to capital trusts for the second quarter of 2004 in lieu of the $18.0 million of average trust preferred capital securities recorded for the second quarter of 2003. The average increase in the reported liability of $5.713 million is primarily due to the $5 million participation in a pooled trust preferred offering in the fourth quarter of 2003. The remaining $713,000 represents the Company’s equity in the unconsolidated subsidiaries which is now included in Other Assets. See Notes 3 and 6 of this Form 10-Q for more information regarding this deconsolidation.

•	Average demand deposits increased $34.7 million due primarily to new customer volume and increased balances from existing treasury management clients.

The following table indicates the reconciliation of the GAAP interest income to the tax equivalent interest income as reported in the average balance sheet for the quarters ended June 30, 2004 and 2003:

	Three months ended		Three months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)

	Tax-exempt securities		Commercial loans
GAAP Income	$423	$471	$994	$1,069
Tax equivalent adjustment	$143	$144	$14	$19

Tax equivalent interest income	$566	$615	$1,008	$1,088

The Company recorded a provision for loan losses of $250,000 for the second quarter of 2004 and 2003. As a result of management’s analysis of the allowance for loan losses, no increase in the provision was deemed necessary due primarily to an improvement in asset quality. (See “Asset Quality” for more information.)

Total other income decreased $402,000, or 8%. Service charges on deposit accounts from treasury management clients decreased $464,000 due primarily to the loss of one significant customer whose contract with the Bank expired on June 30, 2003 and was not renewed. Revenue from this customer, consisting primarily of cash fees, totaled zero and $403,000 for the three months ended June 30, 2004 and 2003, respectively. Excluding this significant customer, overall treasury management service charges, both cash fees and balance equivalents, decreased slightly as compared to the second quarter of 2003. Treasury management customers have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or a combination thereof. The treasury management fees included in the financial statements represent only the cash fees paid by treasury management clients. The additional decline in cash fees were due to more service charges being paid by higher demand deposit balances and a slightly higher earnings credit rate.

Investment management and trust fees increased $123,000 due primarily to strong business development results. Discretionary assets under management climbed to $634.3 million at June 30, 2004, up from $542.7 million at June 30, 2003. Total trust assets under administration rose to $815.5 million at June 30, 2004, up from $715.1 million at June 30, 2003.

Merchant credit card processing fees increased $334,000 due primarily to a $16.4 million increase in sales volume partially offset by price concessions that resulted from competitive pressures. In addition, the number of merchant outlets at June 30, 2004 increased to 488 as compared to 412 at June 30, 2003. Merchant credit card interchange expense, included in Other Expenses, increased $301,000 as compared to the second quarter of 2003.

Gain on mortgages sold with servicing released decreased $275,000 as compared to the second quarter of 2003. This decrease was due primarily to an overall market slowdown caused by higher interest rates and the Company selling a smaller dollar amount and percentage of mortgage originations. The Company originated a total of $14.3 million in mortgage loans in the second quarter of 2004, of which $7.3 million were sold. During the same period of 2003, the Company originated $43.2 million in mortgage loans, of which $30.2 million were sold. Gain on mortgages sold is shown net of originators’ commissions of $22,000 and $187,000 for the second quarter of 2004 and 2003, respectively.

Broker/dealer income increased $63,000 as compared to the second quarter of 2003 due primarily to the formation of the Investment Sales Center in May 2003 to focus on fixed income sales. (See Note 1 to this Form 10-Q for more information.)

The Company recorded net investment securities losses of $5,000 for the second quarter of 2004 as compared to a net gain of $225,000 for the second quarter of 2003. In the second quarter of 2004, the Company sold $9.7 million in U.S. Government agency securities, and $915,000 in corporate and other securities. As market opportunities present themselves, the Company may periodically reposition the investment portfolio.

Total other expenses decreased $231,000, or 2%. Annualized operating expenses as a percentage of average assets improved to 2.2% for 2004 compared to 2.7% for 2003. Annualized net overhead expenses as a percentage of average earning assets were 1.3% for 2004 as compared to 1.5% for 2003. The efficiency ratio (other expenses divided by net interest income and other income) was 59.3% in 2004 compared to 60.8% in 2003.

Salaries and employee benefits increased $164,000 due primarily to higher compensation costs and increased costs of employee benefits. The average number of full-time equivalents decreased to 344 for the second quarter of 2004 from 360 for the same period of 2003. This decrease in staff resulted primarily from reductions made late in 2003 to improve overall efficiency. Although the number of employees decreased, the Company has hired experienced senior lenders to replace junior staff to grow the commercial and commercial real estate lending areas.

Combined occupancy and equipment expenses increased $161,000 primarily due to costs associated with the Graue Mill branch opened in May 2003 and the St. Charles branch opened in October 2003. In addition, the lease for one of the tenants of the Company’s Oak Brook headquarters expired in April 2003; the Bank renovated and expanded into this space in the fourth quarter of 2003.

Merchant credit card interchange expense increased $301,000 due to increased sales volume and higher interchange rates. Merchant credit card processing fees, included in Other Income, rose $334,000.

Provision for other real estate owned decreased $971,000. During the second quarter of 2003, the Company introduced certain promotional sales incentives on the condominium project and after evaluating these incentives and the estimated costs to complete, the Company established a valuation reserve of $971,000 to bring the carrying value of the project to its net realizable value. The Company evaluates the property quarterly for impairment, and at June 30, 2004, no valuation adjustment was deemed necessary.

Earnings Highlights – Six Month Results

The Company recorded net income for the first six months of 2004 of $9,566,000 compared with net income of $9,130,000 in the first six months of 2003. Basic EPS for the first six months of 2004 were $.98 as compared to basic EPS of $.95 for the first six months of 2003, while diluted EPS were $.96 for 2004 compared with diluted EPS of $.93 for 2003. While net income increased 5%, the Company’s diluted EPS increased just 3% due to more shares outstanding primarily as a result of option exercises by executive officers.

Key performance indicators for the first six months of 2004 showed annualized ROA of 1.02% compared to ROA of 1.15% for the first six months of 2003. The annualized ROE for the first six months of 2004 was 15.64% compared to ROE of 15.76% for the first six months of 2003.

Average balances and effective interest yields and rates on a tax equivalent basis for the first six months of 2004 and 2003 were as follows (dollars in thousands):

	Six months ended			Six months ended
	June 30, 2004			June 30, 2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest-bearing deposits with banks	$42,703	$217	1.02%	$46,222	$277	1.21%
Investment securities:
Taxable securities	734,279	16,345	4.48	521,924	12,326	4.76
Tax-exempt securities (1)	40,050	1,088	5.46	37,935	1,209	6.43

Total investment securities (2)	$774,329	$17,433	4.53%	$559,859	$13,535	4.88%
Loans:
Commercial (1)	88,696	1,972	4.47	89,121	2,423	5.48
Syndicated	32,034	714	4.48	43,543	1,075	4.98
Real estate:
Construction, land acquisition and development	54,701	1,558	5.73	70,853	2,248	6.40
Commercial mortgage	243,263	7,716	6.38	227,526	8,334	7.39
Residential mortgage	104,478	2,651	5.10	92,760	2,956	6.43
Home equity	141,930	2,655	3.76	126,891	2,562	4.07
Indirect vehicle:
Auto	240,841	5,120	4.27	206,701	5,909	5.76
Harley Davidson motorcycle	40,309	1,256	6.27	31,101	1,078	6.99
Consumer	7,760	236	6.12	9,310	291	6.30

Total loans, net of unearned discount	$954,012	$23,878	5.03%	$897,806	$26,876	6.04%

Total earning assets/interest income	$1,771,044	$41,528	4.72%	$1,503,887	$40,688	5.46%
Cash and due from banks	38,378			38,443
Other assets	90,738			72,569
Allowance for loan losses	(8,553)			(8,214)

	$1,891,607			$1,606,685

Interest-bearing deposits:
Savings deposits and NOW accounts	$272,469	$1,456	1.07%	$187,208	$956	1.03%
Money market accounts	136,641	768	1.13	139,697	899	1.30
Time deposits	847,545	9,219	2.19	708,747	9,546	2.72

Total interest-bearing deposits	$1,256,655	$11,443	1.83%	$1,035,652	$11,401	2.20%
Securities sold under agreements to repurchase and other short-term borrowings	49,487	220	.89	84,303	513	1.23
FHLB of Chicago borrowings	159,709	2,450	3.09	101,276	2,572	5.12
Junior subordinated notes issued to capital trusts	23,713	732	6.21	—	—	—
Trust Preferred Capital Securities	—	—	—	18,000	616	6.90

Total interest-bearing liabilities/interest expense	$1,489,564	$14,845	2.00%	$1,239,231	$15,102	2.46%
Noninterest-bearing demand deposits	265,802			232,227
Other liabilities	13,235			18,427

Total liabilities	$1,768,601			$1,489,885
Shareholders’ equity	123,006			116,800

	$1,891,607			$1,606,685

Net interest income/spread (1)		$26,683	2.72%		$25,586	3.00%

Net interest margin (1)			3.03%			3.43%

(1)	Tax equivalent basis. Interest income and average yield on tax-exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%. See page 22 for reconciliation to GAAP.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax equivalent yield of total investment securities was $773,341 and 4.53% for the six months ended June 30, 2004; and $544,312 and 5.01% for the six months ended June 30, 2003.

Net interest income for the first six months of 2004, on a tax-equivalent basis, increased $1,097,000, or 4%, as compared to the first six months of 2003. This increase is primarily attributable to an 18% increase in average earning assets partially offset by a 40 basis point decrease in the net interest margin to 3.03% for the first six months of 2004, down from 3.43% for the same period last year.

The changes in net interest income and the net interest margin from the first six months of 2003 were primarily the result of the following:

RATE

•	The yield on average earning assets decreased 74 basis points to 4.72% while the cost of average interest-bearing liabilities decreased 46 basis points to 2.00% for the first six months of 2004. The growth in earning assets was primarily in indirect vehicle loans, investment securities and Fed funds, which typically have lower yields than commercial loans. The average prime rate for the first six months of 2004 was 4.00% as compared to 4.25% for the first six months of 2003. Although the Company uses various indexes (including prime) to price loans, this decrease in prime was indicative of the generally lower interest rate environment. As a result of the mix of earning assets and the lower interest rate environment, the net interest margin compressed. The Federal Reserve raised interest rates by 25 basis points on June 30, 2004.

•	In addition, overall loan fees decreased $692,000 in the first six months of 2004 as compared to the first six months of 2003 primarily due to a decrease in prepayment penalties and contingent fee arrangements. Although standard loan fees are amortized to income over the loan period as a normal part of the business, the additional fees associated with the prepayment of loans and other contingent fee arrangements are less predictable and can result in a spike in earnings since these fees are recorded in income when received.

VOLUME

•	Total average earning assets increased $267.2 million, or 18%, as compared to the first six months of 2003. The Company’s average securities portfolio increased by $214.5 million, or 38%, primarily consisting of an increase in U.S. Government agency securities ($178.2 million), corporate and other securities ($30.4 million), and state and municipal obligations ($3.5 million). The increase in corporate and other securities is primarily due to the purchase of $30.0 million in additional FHLB of Chicago stock during the second half of 2003. (See “Investment Securities” for further analysis.)

•	Average loans for the first six months of 2004 increased $56.2 million, or 6%, as compared to the first six months of 2003. The increase primarily consists of increases in indirect vehicle loans ($43.3 million), commercial mortgage loans ($15.7 million), home equity loans ($15.0 million), and residential mortgage loans ($11.7 million), offset by decreases in construction loans ($16.2 million) and commercial and syndicated loans ($11.9 million). The yield on loans dropped 101 basis points as compared to the first six months of 2003. (See “Loans” for further analysis.)

•	Average interest-bearing liabilities increased $250.3 million, or 20%, as compared to the first six months of 2003. Average interest-bearing deposits increased $221.0 million primarily due to growth in time deposits ($138.8 million) and in savings and NOW accounts ($85.3 million), partially offset by a decrease in money market accounts ($3.1 million). Time deposits were augmented by a $50.6 million average increase in public funds and a $24.9 million average increase in brokered CDs; savings and NOW growth was spurred by the promotion of new higher rate products. The overall increase in average deposits includes an increase of $83.9 million from the three branches opened in 2003.

•	Average short-term borrowings decreased $34.8 million due to a $42.2 million average decrease in commercial and term repurchase agreements, offset by a $4.4 million average increase in treasury, tax and loan demand notes and a $3.0 million average increase in Fed funds purchased.

•	Average FHLB of Chicago borrowings increased $58.4 million due primarily to the advance of an additional $75 million on December 30, 2003 as part of a balance sheet arbitrage initiated to lock in a favorable spread.

•	As a result of the deconsolidation of the three statutory trust subsidiaries, the Company reported an average of $23.713 million in junior subordinated notes issued to capital trusts for the first six months of 2004 in lieu of the $18.0 million of average trust preferred capital securities recorded for the first six months of 2003. The average increase in the reported liability of $5.713 million is due primarily to the $5 million participation in a pooled trust preferred offering in the fourth quarter of 2003. The remaining $713,000 represents the Company’s equity in the unconsolidated subsidiaries which is now included in Other Assets. See Notes 3 and 6 of this Form 10-Q for more information regarding this deconsolidation.

•	Average demand deposits increased $33.6 million due primarily to new customer volume and increased balances from existing treasury management clients.

The following table indicates the reconciliation of the GAAP interest income to the tax equivalent interest income as reported in the average balance sheet for the six months ended June 30, 2004 and 2003:

	Six months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)

	Tax-exempt securities		Commercial loans
GAAP Income	$816	$920	$1,944	$2,387
Tax equivalent adjustment	$272	$289	$28	$36

Tax equivalent interest income	$1,088	$1,209	$1,972	$2,423

The Company recorded a provision for loan losses of $500,000 for the first six months of 2004 as compared to $1,000,000 for the first six months of 2003. The decrease is due primarily to the reduction in Management Watch list loans (including commitments) to $6.1 million at June 30, 2004 from $16.6 million at June 30, 2003.

Total other income decreased $559,000, or 6%. Service charges on deposit accounts from treasury management clients decreased $880,000 due primarily to the loss of one significant customer whose contract with the Bank expired on June 30, 2003 and was not renewed. Revenue from this customer, consisting primarily of cash fees, totaled $3,000 and $779,000 for the six months ended June 30, 2004 and 2003, respectively. Excluding this significant customer, overall treasury management service charges, both cash fees and balance equivalents, decreased 5% as compared to the first six months of 2003. Treasury management customers have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or a combination thereof. The treasury management fees included in the financial statements represent only the cash fees paid by treasury management clients. The additional decline in cash fees were due to more service charges being paid by higher demand deposit balances and a slightly higher earnings credit rate.

Investment management and trust fees increased $281,000 due primarily to strong business development results.

Merchant credit card processing fees increased $417,000 due primarily to a $25.6 million increase in sales volume partially offset by price concessions that resulted from competitive pressures. Merchant credit card interchange expense, included in Other Expenses, increased $418,000 as compared to the first six months of 2003. Fee income is recorded on a one month lag, and, as a result, when sales volume grows rapidly the increase in expense occasionally will exceed the increase in fee income for a given period.

Gain on mortgages sold with servicing released decreased $518,000 as compared to the first six months of 2003. This decrease was due primarily to an overall market slowdown caused by higher interest rates and the Company selling a smaller dollar amount and percentage of mortgage originations. The Company originated a total of $30.9 million in mortgage loans in the first six months of 2004, of which $9.3 million were sold. During the same period of 2003, the Company originated $73.0 million in mortgage loans, of which $55.9 million were sold. Gain on mortgages sold is shown net of originators’ commissions of $31,000 and $308,000 for the first six months of 2004 and 2003, respectively.

Broker/dealer income increased $90,000 as compared to the first six months of 2003 due primarily to the formation of the Investment Sales Center in May 2003 to focus on fixed income sales.

The Company recorded net investment securities gains of $162,000 in 2004 as compared to net gains of $256,000 in 2003. For the first six months of 2004, the Company sold $40.4 million in U.S. Government agency securities, $34.4 million in U.S. Treasury securities and $2.0 million in corporate and other securities. As market opportunities present themselves, the Company may periodically reposition the investment portfolio.

Total other expenses increased $450,000, or 2%. Annualized operating expenses as a percentage of average assets improved to 2.2% for 2004 compared to 2.6% for 2003. Annualized net overhead expenses as a percentage of average earning assets were 1.3% for 2004 as compared to 1.4% for 2003. The efficiency ratio (other expenses divided by net interest income and other income) was 59.1% in 2004 compared to 58.7% in 2003.

Salaries and employee benefits increased $542,000 due primarily to higher compensation costs and increased costs of employee benefits. The average number of full-time equivalents decreased to 345 for the six months ended June 30, 2004 from 352 for the same period of 2003. This decrease in staff resulted primarily from reductions made late in 2003 to improve overall efficiency. Although the number of employees decreased, the Company has hired experienced senior lenders to replace junior staff to grow the commercial and commercial real estate lending areas.

Combined occupancy and equipment expenses increased $443,000 primarily due to costs associated with the Graue Mill branch opened in May 2003 and the St. Charles branch opened in October 2003. In addition, the lease for one of the tenants of the Company’s Oak Brook headquarters expired in April 2003. The Bank renovated and expanded into this space in the fourth quarter of 2003.

Professional fees decreased $274,000 primarily due to the reimbursement of legal fees in 2004 related to a fully recovered problem credit and a reduction in legal and other professional fees associated with the property now carried in OREO.

Advertising and business development expense increased $137,000. Advertising expenses remained flat; expenses associated with individual sales and marketing efforts rose.

Merchant credit card interchange expense increased $418,000 due to increased sales volume and higher interchange rates. Merchant credit card processing fees, included in Other Income, rose $417,000.

Provision for other real estate owned decreased $971,000. During the first six months of 2003, the Company introduced certain promotional sales incentives on the condominium project and after evaluating these incentives and the estimated costs to complete, the Company established a valuation reserve of $971,000 to bring the carrying value of the project to its net realizable value. The Company evaluates the property quarterly for impairment, and at June 30, 2004, no valuation adjustment was deemed necessary.

Other operating expense increased $167,000 due primarily to increased insurance costs resulting from hardened insurance markets (primarily directors and officers, fidelity bond and fiduciary). In addition, directors’ fees were increased as a result of additional duties attributable to new corporate governance standards and procedures.

Other expenses are expected to increase due to costs associated with compliance required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company anticipates these costs, which include additional professional fees paid to external auditors, consultants, and additional staffing, to range between $150,000 and $200,000 for 2004. In addition to external costs, significant internal time has been redirected towards Section 404 compliance.

Income Taxes

Income tax expense for the first six months of 2004 totaled $4,541,000 as compared to $4,364,000 for 2003. When measured as a percentage of income before taxes, the Company’s effective tax rate was 32.2% in 2004 as compared to 32.3% in 2003. Effective tax rates are lower than statutory rates due primarily to the investment in tax exempt municipal bonds and the increase in the cash surrender value of bank owned life insurance (“BOLI”), both of which are not taxable for Federal income tax purposes. The provision for income taxes represents Federal income tax of 35% applied to taxable income in both 2004 and 2003. There was no state tax provision recorded for the first six months of 2004 or 2003 due primarily to the existence of a state net operating loss carryforward which resulted from a significant charge-off in 2002, significant income from securities exempt from state tax and, to a lesser extent, tax planning initiatives.

FINANCIAL CONDITION

Liquidity

Effective management of balance sheet liquidity is necessary to fund growth in earning assets, to meet maturing obligations and depositors’ withdrawal requirements, to pay shareholders’ dividends, and to purchase treasury stock under stock repurchase programs.

The Company has numerous sources of liquidity including readily marketable investment securities, shorter-term loans within the loan portfolio, the ability to attract retail and public time deposits and to purchase brokered time deposits and access to various other borrowing arrangements.

Available funding arrangements are summarized as follows:

The Bank

•	Fed funds lines aggregating $225 million with seven correspondent banks, subject to the continued good financial standing of the Bank. As of June 30, 2004, all $225 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $400 million with four brokerage firms subject to the pledge of specific collateral and the continued good financial standing of the Bank. As of June 30, 2004, all $400 million was available for use under these lines, subject to the availability of collateral. An investment security is pledged towards a reverse repurchase agreement at the time the Bank enters into such agreement.

•	Advances from the FHLB of Chicago subject to the pledge of specific collateral and ownership of sufficient FHLB of Chicago stock. As of June 30, 2004, advances totaled $165.5 million and approximately $6.3 million remained available to the Bank under the FHLB of Chicago agreements without the pledge of additional collateral. The Bank has pledged substantially all residential mortgage loans and specifically listed multi-family mortgage loans and agency securities towards the advances. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $187.4 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. The Bank has pledged substantially all construction loans and the majority of commercial mortgage loans against this line. The line was unused at June 30, 2004.

As of June 30, 2004, the Bank has investment securities totaling approximately $201.4 million available to pledge as collateral towards reverse repurchase agreements or FHLB of Chicago advances.

Parent Company

•	The Company has an unsecured revolving credit arrangement for $15 million. The line was unused at June 30, 2004. The line was renewed through April 1, 2005 and is anticipated to be renewed annually.

•	The Company also has cash, short-term investments and other marketable securities totaling $14.7 million at June 30, 2004.

Interest Rate Sensitivity

The business of the Company and the composition of its balance sheet consist of investments in interest earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The net income of the Company depends, to a substantial extent, on the differences between the income the Company receives from loans, investment securities, and other earning assets and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities, such as the Federal Reserve Bank. In addition, since the Company’s primary source of interest-bearing liabilities are customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market in which the Company operates.

The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset and liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. At June 30, 2004 and December 31, 2003, the Company was within policy objectives based on its models.

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

As a result of absolute interest rates being so low at June 30, 2004 and December 31, 2003, (rates on Fed funds, the three month Treasury, LIBOR and rates paid on certain core deposits were all below 2.00%), the Company has assumed rates will not decline 200 basis points. The scale shown below reflects a more meaningful plus or minus 25 and 100 basis points in addition to a plus 200 basis point rate shock. These projections should not be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred.

	June 30, 2004
	-100bp	-25bp	+25bp	+100bp	+200bp
	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$(1,503)	$(396)	$81	$502	$750
Percent change	(2.9)%	(.8)%	.2%	1.0%	1.4%

	December 31, 2003
	-100bp	-25bp	+25bp	+100bp	+200bp
Annual net interest income change from an immediate change in rates	$(1,177)	$(246)	$184	$265	$500
Percent change	(2.3)%	(.5)%	.4%	.5%	1.0%

The profile as of June 30, 2004 indicates the Company’s net interest margin decreases when interest rates are shocked down and increases as interest rates are shocked up. The change in the risk profile from December 31, 2003 is primarily due to changes in composition of the balance sheet, primarily the increase in Fed funds sold, as well as changes in interest rates from year-end levels.

Commercial Commitments

In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, performance standby letters of credit and financial standby letters of credit (collectively “commitments”) that are not reflected in the consolidated financial statements. The

Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments is limited to their contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no material violation of any condition established in the contract. Specifically, home equity lines are reviewed annually, and the Bank has the ability to deny future extensions of credit based upon adverse changes in borrowers’ credit. Performance standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party. Financial standby letters of credit are conditional guarantees of payment to a third party on behalf of a customer of the Company. These commitments are subject to the same credit policies followed for loans recorded in the consolidated financial statements.

The summary of these commitments to extend credit follows:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Commercial	$61,943	$50,064
Syndicated	47,950	41,958
Real estate:
Construction, land acquisition and development	38,480	41,034
Commercial mortgage	5,611	855
Residential mortgage	127	127
Home equity	138,124	134,031
Consumer	36	114
Check credit	759	766
Performance standby letters of credit	9,885	8,656
Financial standby letters of credit[1]	5,171	4,082

Total commitments	$308,086	$281,687

[1] Included in the total are financial standby letters of credit on syndicated loans totaling $2,919 and $1,800 at June 30, 2004 and December 31, 2003, respectively.

Investment Securities

The following table breaks out investments by type (at carrying value):

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
U.S. Treasury	$43,313	$61,745
U.S. Government agencies	656,645	606,075
State and municipal obligations	50,162	40,768
Corporate and other securities	77,609	74,883

Total investment portfolio	$827,729	$783,471

At June 30, 2004, there are no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies, including the FHLB of Chicago.

The Company’s investment portfolio increased $44.3 million, or 6%, to $827.7 million at June 30, 2004 from $783.5 million at December 31, 2003. This increase was primarily due to increases in the U.S. Government agency securities and state and municipal obligations, partially offset by a decrease in U.S. Treasury securities. The effective duration of the entire portfolio (excluding FHLB of Chicago stock, money market funds and equity securities which have no stated maturity) was 3.6 at June 30, 2004 compared to 4.15 at December 31, 2003. The average contractual maturity of the portfolio (with the same exclusions) was 7.6 years at June 30, 2004 compared to 7.8 years at December 31, 2003.

The Company’s holdings of U.S. Treasuries decreased $18.4 million due primarily to the sales and calls of securities, offset by purchases of $44.8 million. As a result, the average contractual maturity of this portfolio increased to 9.3 years at June 30, 2004 from 8.5 years at December 31, 2003.

The Company’s holdings of U.S. Government agency securities (including agency mortgage-backed securities and agency collateralized mortgage obligations totaling $32.5 million) increased $50.6 million primarily due to purchases of $296.6 million, partially offset by sales, calls and maturities. As a result, the average contractual maturity of this portfolio increased to 7.3 years at June 30, 2004 from 7.1 years at December 31, 2003.

The Company’s holdings of state and municipal obligations increased $9.4 million primarily due to purchases of $16.0 million, partially offset by sales, calls, and maturities. The average contractual maturity of this portfolio decreased to 3.4 years at June 30, 2004 from 4.0 years at December 31, 2003.

Holdings of corporate and other securities increased $2.7 million to $77.6 million at June 30, 2004. At June 30, 2004 the portfolio consisted of $38.5 million of FHLB of Chicago stock, $26.8 million in TRUPS, $9.0 million in Fannie Mae preferred stock and $3.3 million in money market funds, corporate debt, and equity securities. The average contractual maturity of the TRUPS and corporate debt decreased to 20.2 years at June 30, 2004 from 24.4 years at December 31, 2003. The remaining securities in this portfolio do not have a stated maturity. In July 2004, the Company sold $20 million of its holdings in FHLB of Chicago stock.

In late December 2003, the Bank purchased $75 million of securities as part of a balance sheet arbitrage initiated to lock in a favorable spread on an FHLB of Chicago borrowing. The coupon on these callable securities floats based upon a spread over the 3-month LIBOR (135 basis points over on $50 million and 151 basis points over on $25 million), while the coupon on the FHLB of Chicago advance floats quarterly at 12 basis points over the 3-month LIBOR.

The Company periodically will sell options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These “covered call” transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding covered call options at June 30, 2004.

The following table presents total callable securities in the portfolio and their respective coupon range by investment type as of June 30, 2004 (dollars in thousands):

	Callable	Callable	Callable in	Callable
	Remaining	in	2006 and	in
	in 2004	2005	Beyond	Total
U.S. Government agencies:
Total callable	$288,824	$152,586	$49,716	$491,126
In-the-money calls	$47,351	$20,284	$10,422	$78,057
Coupon range	2.4% - 6.0%	4.0% - 6.0%	4.8% - 6.0%	2.4% - 6.0%
State and municipal obligations:
Total callable	$4,029	$4,226	$4,105	$12,360
In-the-money calls	$4,029	$3,926	$3,200	$11,155
Coupon range	4.7% - 6.4%	2.4% - 6.2%	3.4% - 7.5%	2.4% - 7.5%
Corporate and other securities:
Total callable	$10,089	$—	$18,502	$28,591
In-the-money calls	$6,089	$—	$13,532	$19,621
Coupon range	1.8% - 3.8%	—	1.9% - 9.0%	1.8% - 9.0%

None of the U.S. Treasuries have call features as of June 30, 2004.

The Company has recorded an unrealized loss on investment securities available-for-sale totaling $14.0 million at June 30, 2004 as compared to an unrealized gain of $2.4 million at December 31, 2003. Given the size and contractual maturity of the Company’s investment portfolio, in a rising rate environment it is probable equity will decline. Although such a decline, if it were to occur, would translate into lower shareholders’ equity and a lower book value per share, it would have no effect on regulatory capital calculations.

Loans

The following table indicates loans outstanding, as of the dates indicated:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Commercial	$101,494	$95,761
Syndicated	26,829	33,088
Real estate:
Construction, land acquisition and development	59,141	40,493
Commercial mortgage	241,852	234,967
Residential mortgage	105,930	101,133
Home equity	146,296	139,926
Indirect vehicle:
Auto	260,644	226,866
Harley Davidson motorcycle	46,314	35,957
Consumer	7,744	7,487

Loans, net of unearned discount	$996,244	$915,678

Total loans increased $80.6 million as compared to December 31, 2003, due primarily to increases in indirect vehicle loans as well as every segment of the portfolio with the exception of syndicated loans. The growth was the result of new business complemented by a reduced amount of payoffs from the level experienced throughout 2003. Loans have continued to climb since the low in August 2003 of $863.6 million. At June 30, 2004, the commercial loan pipeline was strong and total loans topped $1 billion on July 1, 2004. The Company has recently hired five senior lenders, three of whom will be focusing on two new initiatives in commercial real estate lending and leasing, described below:

In the second quarter of 2004, the Company added five seasoned lenders, two in commercial real estate lending, two in commercial lending, and one in leasing. The two senior commercial real estate lenders have formed the nucleus of a new department, Corporate and National Real Estate, which will be primarily engaged in seeking out and underwriting larger-sized real estate loans through their existing networks of contacts. The intent is not to build a portfolio of box-car sized loans, but to utilize this platform to access more loan opportunities and then to mitigate this risk, while enhancing returns, with outbound syndication/participation capability. In addition, the Corporate and National Real Estate Department will be the focal point for branch expansion, oversee the development and investment activities of Oak Real Estate Development Corporation and West Erie LLC, and promote our real estate-related Community Reinvestment Act initiatives.

The leasing expert will work within the Commercial Loan Department, utilizing his referral network among large financial institutions to purchase discounted leases, principally the “debt strip” or loan piece. Underlying credits will typically be near-investment or investment grade, with primary reliance on the credit worthiness of the lessee, rather than the collateral.

The commercial and syndicated loan portfolios are substantially secured by business assets. Loans secured by real estate comprise the greatest percentage of total loans. Commercial mortgages and construction, land acquisition and development loans are generally secured by properties in the Chicago metropolitan area. Substantially all of the Company’s residential real estate loans are secured by first mortgages, and home equity loans are secured primarily by junior liens or first liens on one-to-four family residences. Substantially all of the Company’s combined portfolio of residential and home equity loans are for residences located in the

Chicago metropolitan area and have loan to value ratios of less than 80% of the appraised value. Indirect loans represent consumer loans made through a network of new car and Harley Davidson dealers. There is no significant concentration of loans exceeding 10% of total loans in any specific industry or specific region of the United States other than the Chicago metropolitan area, except as described.

Commercial loans increased $5.7 million to $101.5 million at June 30, 2004. This category is comprised of approximately 19% new car dealers; 15% insurance premium receivables; 7% physicians’ practices; 6% electrical contractors; and 53% of various other industries in which the Company has no significant concentration.

Syndicated loans decreased $6.3 million to $26.8 million at June 30, 2004 due primarily to payoffs and paydowns totaling $10.8 million, partially offset by new loans booked. Total exposure to nationally syndicated loans (including unfunded commitments) was $77.7 million and $76.8 million at June 30, 2004 and December 31, 2003, respectively. Of the total exposure, approximately 28% is in the gaming and leisure industry; approximately 24% in the dairy industry; and 48% of various other industries in which the Company has no significant concentration.

Construction, land acquisition and development loans increased $18.6 million to $59.1 million at June 30, 2004 due primarily to new loans booked totaling $40.4 million, partially offset by payoffs and paydowns. This portfolio is comprised of approximately 73% construction of 1-4 family detached homes, condominiums and townhouses in the Chicago metropolitan area; 19% multi-family residential projects; and 8% retail properties.

Commercial mortgage loans increased $6.9 million to $241.9 million at June 30, 2004 due primarily to new loans booked totaling $36.9 million, partially offset by loan payoffs and paydowns. This portfolio is comprised of approximately 45% multi-family residential properties; 25% retail properties; 19% owner-occupied office and industrial buildings; and 11% non-owner occupied office and industrial buildings.

Residential mortgage loans increased $4.8 million to $105.9 million at June 30, 2004 due primarily to new loans booked, offset by payoffs and paydowns. The Company kept $21.6 million of the $30.9 million in 2004 mortgage loan originations for the Bank’s portfolio. The remaining $9.3 million in originations were sold with servicing released to investors. Generally, at the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and current market trends.

Indirect auto loans increased $33.8 million to $260.6 million at June 30, 2004 due to approximately $95.3 million in new loans booked, offset by payoffs and paydowns. The Company’s indirect auto portfolio consists of approximately 15,000 loans originated in the Chicago metropolitan area, of which 81% are new and 19% are used vehicles. The Bank is currently sixth in the Chicago market among banks in new car originations.

Harley Davidson motorcycle loans increased $10.4 million to $46.3 million at June 30, 2004. The Company’s portfolio consists of approximately 3,900 loans generated in thirteen states as part of a national marketing initiative, of which 59% were originated in Illinois and Wisconsin.

The average life of the indirect vehicle portfolio (both autos and motorcycles) is 32 months.

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

The following table summarizes the loan loss experience for the first six months of 2004 and 2003.

Six months ended
June 30,
2004	2003
(Dollars in thousands)
Balance at beginning of period	$8,369	$7,351

Charge-offs during the period:(1)
Syndicated	—	(809)
Home equity	(15)	—
Indirect vehicle	(282)	(245)
Consumer	(9)	(11)

Total charge-offs	(306)	(1,065)
Recoveries during the period:(1)
Construction, land acquisition and development	15	492
Indirect vehicle	152	127
Consumer	8	7

Total recoveries	175	626
Net charge-offs during the period	(131)	(439)
Provision for loan losses	500	1,000

Allowance for loan losses, end of the period	$8,738	$7,912

Ratio of net charge-offs to average loans outstanding (annualized)	.03%	.10%
Allowance for loan losses as a percent of loans outstanding	.88%	.89%
Ratio of allowance for loan losses to nonperforming loans	22.52	x	11.69	x

The Company’s allowance for loan losses was $8.7 million at June 30, 2004, or ..88% of loans outstanding, compared to $7.9 million, or .89% of loans outstanding, at June 30, 2003. The balance in the allowance is the result of management’s ongoing evaluation of the risks inherent in the various loan categories, the review of general economic conditions, as well as other quantitative and qualitative considerations. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

(1)There were no charge-offs or recoveries in the commercial, commercial mortgage or residential mortgage loan portfolios during the periods presented.

Net charge-offs for the first six months of 2004 totaled $131,000 compared to $439,000 in 2003. Gross charge-offs in 2004 of $306,000 and gross recoveries of $175,000 relate primarily to the Company’s indirect vehicle portfolio. Annualized net charge-offs on this indirect portfolio were 9 basis points at June 30, 2004 and 10 basis points at June 30, 2003, well below peers. In 2003, gross charge-offs of $1,065,000 related primarily to $809,000 charged off on the sale into the secondary market of two performing nationally syndicated credits. In 2003, gross recoveries for the first six months were $626,000, of which $492,000 related to a hotel loan charged off in 2002. With the exception of these significant 2003 transactions, substantially all other charge-offs related to the indirect vehicle portfolio.

Asset Quality

The following table summarizes the Company’s nonperforming assets (nonaccrual loans, loans past due 90 days or more and still accruing, OREO, and repossessed vehicles):

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$328	$293
Loans which are past due 90 days or more and still accruing	60	249

Total nonperforming loans	388	542
Other real estate owned	12,664	16,130
Repossessed vehicles	67	106

Total nonperforming assets	$13,119	$16,778

Nonperforming loans to total loans outstanding	.04%	.06%
Nonperforming assets to total assets	.63%	.91%
Nonperforming assets to total capital	11.17%	13.88%

OREO consists of a 24 unit Chicago luxury condominium construction project with 53 deeded parking spaces. The property was completed within budget during the first quarter of 2004. As of June 30, 2004, 12 units and 28 parking spaces have been sold and closed.

Title to the property was acquired in November 2002 and recorded at its then net realizable value. The repayment of the Bank’s investment in the project is dependent on the strength of the Chicago luxury condominium market. The market for high-end condominiums in Chicago is currently slower than during the first quarter of 2004. At June 30, 2004, the property is recorded at its net realizable value and there is approximately $528,000 of costs yet to be paid. Management will continue to evaluate the property quarterly for impairment and record valuation adjustments as deemed necessary.

A schedule of activity in the OREO property for the six months ended June 30, 2004 and since its acquisition is shown in the following table:

	Three months ended	Six months ended	Since Acquisition
	June 30, 2004	June 30, 2004	(November 2002)
		(Dollars in thousands)
Beginning Balance	$12,895	$16,130	$—
Transfer of net realizable value to OREO	—	—	3,606
Funding towards project	1,678	2,480	18,953
Sales proceeds, net	(1,909)	(5,946)	(8,480)
Provision for OREO	—	—	(1,415)

Balance at end of period	$12,664	$12,664	$12,664

The Bank is pursuing multiple legal actions against potentially responsible parties, including, among others, the developers and guarantors, the Bank’s bonding company, a bank, a law firm and one of its lawyers and two other professional service providers. No assurances can be given about the likelihood, amount, or timing of any recoveries.

Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but rather are classified as “other assets” on the Balance Sheet. The typical holding period for resale of repossessed vehicles is 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The Bank’s portfolio of repossessed assets totaled $67,000 at June 30, 2004 compared to $106,000 at December 31, 2003.

In addition to nonperforming assets, there are certain loans in the portfolio that management has identified, through its loan risk grading process, which exhibit higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans, including related outstanding commitments, totaling $5.8 million at June 30, 2004, down from $8.9 million at December 31, 2003.

Deposits

At June 30, 2004, total deposits were $1.711 billion, an increase of $252.6 million, or 17%, compared to December 31, 2003. Interest-bearing deposits increased $239.0 million primarily due to an increase of $219.0 million in time deposits, $15.4 million in money market accounts, and $4.6 million in savings deposits and NOW accounts. The growth in time deposits was primarily due to an increase in public funds (up $169.1 million) resulting from new relationships with public school districts state-wide and continued deposit growth in the Graue Mill and St. Charles branches opened in 2003 (up $38.5 million). Money market growth was fueled primarily by a significant new municipal customer. The growth in savings deposits and NOW accounts was primarily due to the tiered-rate retail checking product. Noninterest-bearing demand deposits increased $13.6 million primarily from treasury management clients.

Capital Resources

Shareholders’ equity totaled $117.5 million at June 30, 2004 compared to $120.9 million at December 31, 2003. The decrease in total capital is primarily the result of a decrease in the market value of investment securities. Given the size and contractual maturity of the Company’s investment portfolio, in a rising rate environment it is probable equity will decline. Although such a decline, if it were to occur, would translate into lower shareholders’ equity and a lower book value per share, it would have no effect on regulatory capital calculations. The Company and the Bank’s capital ratios exceeded not only minimum regulatory guidelines, but also the FDIC criteria for “well capitalized” banks.

As discussed in Note 6 to this Form 10-Q, the Company adopted FIN No. 46R which required the deconsolidation of the three statutory trust subsidiaries for financial statement presentation. The $23.713 million of junior subordinated notes issued to capital trusts net of the $713,000 equity in common securities of the statutory trusts is included in the Tier 1 Capital calculation below. The Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the TRUPS in their Tier 1 Capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal which, if passed, will be effective March 31, 2007. This proposal reduces the allowable level of TRUPS for purposes of calculating Tier 1 Capital to be 25% of core capital elements net of goodwill and includes a phase out period for the final five years prior to the TRUP maturity. Since the Company does not have any goodwill, the Company would still be considered “well capitalized” as the current level of TRUPS would still be within the new allowable limits. There can be no assurance that the Federal Reserve’s proposal will pass in the current form.

The following table shows the capital ratios of the Company and the Bank as of June 30, 2004 and the minimum ratios for “well capitalized” and “adequately capitalized” status.

			Capital Required To Be
					Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
As of June 30, 2004:
Total Capital (to Risk Weighted Assets)
Consolidated	$158,153	12.49%	$126,603	10%	$101,282	8%
Oak Brook Bank	145,038	11.53	125,745	10	100,596	8
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	149,415	11.80	75,962	6	50,641	4
Oak Brook Bank	136,300	10.84	75,447	6	50,298	4
Tier 1 Capital (to Average Assets)
Consolidated	149,415	7.68	97,296	5	77,837	4
Oak Brook Bank	136,300	7.03	96,886	5	77,508	4

The market price of the Company’s common stock at June 30, 2004 was $30.30 with a tangible book value of $11.73 per share. The ratio of the Company’s price to the last 12 months diluted EPS, commonly called its PE ratio, was 15.95x at June 30, 2004.

During the first six months of 2004, the Company paid dividends of $.30 per share. The dividend payout ratio on six month earnings was 32.5% for 2004. On April 20, 2004 the Company declared a quarterly cash dividend of $.16, payable on July 23, 2004 to shareholders of record as of July 12, 2004.

In 2000, the Board of Directors approved a stock repurchase program which authorizes (but does not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through January 2005 (as extended). Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. The Company repurchased 20,700 shares during the first six months of 2004 at an average price of $29.45 per share, and there are 127,890 shares remaining available for repurchases under the program.

Branch Expansion

The Company’s banking subsidiary is Oak Brook Bank. The Bank currently operates seventeen banking offices: fifteen in the western suburbs of Chicago, one in the northern suburbs of Chicago, and one at Huron and Dearborn streets in downtown Chicago, in addition to a Call Center at 800-536-3000 and an Internet branch at www.obb.com.

In March 2004, the Bank announced plans to construct its 18th office at the southwest corner of Lyman Avenue and 75th Street in Darien, Illinois. The Bank acquired the 1.02 acre site on March 30, 2004. The Bank’s parcel is part of a larger 11.7 acre planned unit development being developed by ORIX Bradford Darien Venture. The ORIX Venture expects to turn over a fully developed site to the Bank in early August 2004 at which time the Bank expects to break ground. The Bank expects to complete its Darien branch in mid 2005.

In June 2004, the Bank announced plans to construct its 19th office at the intersection of State Route 34 and McHugh Road in Yorkville, Illinois. The Bank contracted to acquire the approximately one-acre site during the first week of June. The Bank’s parcel is part of a larger subdivision being developed by Hobson Hollow, Inc. The property is under contract and expected to be delivered to the Bank in September 2004. The Bank expects to complete its Yorkville branch in mid 2005.

In July 2004, the Bank announced plans to construct its 20th office at 212-214 West Street, just south of the Metra commuter train station in Wheaton, Illinois. The Bank contracted to acquire the property in July and closed on the property in August 2004. Bank regulatory approvals have been obtained, and the Bank has begun the process to obtain local building permits. The Bank expects to complete its Wheaton branch in late 2005.

The Company’s primary growth strategy continues to emphasize branch expansion in the Chicago metropolitan area, especially the western suburbs of Chicago. This organic growth model focuses on providing market fill-ins in the Bank’s core west suburban market; extending our market to locations the Bank has concentrations of deposit and loan customers but no physical presence; and, extending our market into high growth outlying areas. We are continuously working on opportunities that meet these criteria. Although this form of growth requires a significant investment in nonearning assets during the construction phase and operating costs for several years exceed revenues, the Company believes its market warrants judicious office additions.

Condensed Consolidated Quarterly Earnings Summary

	2004			2003
	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)
Interest income	$20,856	$20,372	$19,937	$19,635	$20,079	$20,284
Interest expense	7,591	7,254	7,020	6,582	7,295	7,807

Net interest income	$13,265	$13,118	$12,917	$13,053	$12,784	$12,477
Provision for loan losses	250	250	250	350	250	750

Net interest income after provision for loan losses	$13,015	$12,868	$12,667	$12,703	$12,534	$11,727
Other income:
Service charges on deposit accounts:
Treasury management	1,087	1,207	1,117	1,310	1,551	1,623
Retail and small business	322	297	324	320	314	301
Investment management and trust fees	661	639	589	532	538	481
Merchant credit card processing fees	1,486	1,331	1,260	1,189	1,152	1,248
Gain on mortgages sold, net of fees and costs	108	17	50	311	383	260
Income from bank owned life insurance	211	213	220	216	199	194
Income from sale of covered call options	437	343	259	188	445	275
Broker dealer income	74	27	28	25	11	—
Other operating income	350	325	310	370	315	310
Net investment securities (losses) gains	(5)	167	—	(39)	225	31

Total other income	$4,731	$4,566	$4,157	$4,422	$5,133	$4,723
Other expense:
Salaries and employee benefits	6,076	6,091	5,675	6,046	5,912	5,713
Occupancy expense	799	855	884	715	676	618
Equipment expense	509	520	527	506	471	475
Data processing	456	438	464	484	428	452
Professional fees	258	154	342	281	324	362
Postage, stationery and supplies	268	237	327	274	267	264
Advertising and business development	568	513	356	478	498	446
Merchant credit card interchange expense	1,199	1,060	1,012	946	898	943
Provision for other real estate owned	—	—	212	232	971	—
Other operating expenses	537	535	547	572	456	449

Total other expense	$10,670	$10,403	$10,346	$10,534	$10,901	$9,722

Income before income taxes	$7,076	$7,031	$6,478	$6,591	$6,766	$6,728
Income tax expense	2,275	2,266	1,809	1,955	2,182	2,182

Net income	$4,801	$4,765	$4,669	$4,636	$4,584	$4,546

Diluted earnings per share	$.48	$.48	$.47	$.47	$.47	$.46

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; fluctuations in the value of the Company’s investment securities; a deterioration of general economic conditions in the Company’s market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; the assessment of the provision and allowance for loan losses; developments pertaining to the apparent loan fraud and condominium project at 60 W. Erie, Chicago, including the strength of the Chicago luxury condominium for sale market; significant increases in competition or changes in depositor preferences or loan demand; difficulties in identifying attractive branch sites or other expansion opportunities, or unanticipated delays in construction buildout; difficulties in attracting and retaining qualified personnel; and possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.

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

In the second quarter of 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended June 30, 2004.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that may
	Total Number		as Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased(2)	Paid per Share	or Programs(2)	Programs(1)
April 1, 2004 through April 30, 2004	5,200	$29.97	5,200	143,390
May 1, 2004 through May 31, 2004	15,500	$29.27	15,500	127,890
June 1, 2004 through June 30, 2004	—	—	—	127,890

Total	20,700	$29.45	20,700	127,890

(1) In 2000, the Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to 300,000 shares of common stock through January 31, 2005 (as extended in August 2003).
(2) Does not include shares tendered to pay withholding tax or the exercise price of an option.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 4, 2004 at 1400 Sixteenth Street, Oak Brook Bank Conference Center, Oak Brook, Illinois.

Matters presented to the shareholders for vote were the election of three Class II directors, a proposal to approve the Company’s Incentive Compensation plan, and the ratification of the selection of an independent auditor. The number of common shares eligible to vote at the annual meeting was 9,691,019. The results of the votes on these matters are as follows:

ELECTION OF DIRECTORS

Shareholders elected the following as Class II directors for a term expiring at the 2007 Annual Meeting of Shareholders. Votes cast were as follows:

	For	Against	Abstain
Stuart I. Greenbaum	7,947,904	734,928	33,859
Percent of Eligible Vote	82.01%	7.58%	.35%
Richard M. Rieser, Jr.	8,662,327	20,505	33,859
Percent of Eligible Vote	89.39%	.21%	.35%
Michael L. Stein	8,680,331	2,501	33,859
Percent of Eligible Vote	89.57%	.03%	.35%

Additional directors, whose term of office continued after the meeting are as follows:

Class III — Term Expiring in 2005
Miriam Lutwak Fitzgerald
Eugene P. Heytow
Geoffrey R. Stone

Class I — Term Expiring in 2006
John W. Ballantine
Charles J. Gries
Frank M. Paris

APPROVAL OF THE FIRST OAK BROOK BANCSHARES, INC. INCENTIVE COMPENSATION PLAN

Shareholders approved the Incentive Compensation Plan. Votes cast were as follows:

	For	Against	Abstain	Broker Non-votes
Votes Cast	6,571,953	343,870	373,594	2,061,815
Percent of Eligible Vote	67.81%	3.55%	3.86%	21.28%

RATIFICATION OF THE APPOINTMENT OF KPMG LLP AS INDEPENDENT AUDITORS FOR THE COMPANY

Shareholders ratified the appointment of KPMG LLP as independent auditor for the fiscal year ending 2004. Votes cast were as follows:

	For	Against	Abstain
Votes Cast	7,871,245	833,897	11,549
Percent of Eligible Vote	81.22%	8.60%	.12%

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit (3.2)	Amended and Restated By-Laws of the Company as amended through January 27, 2004 (Exhibit 3.2 to the Company’s Form 10-Q Quarterly report for the period ended March 31, 2004, incorporated herein by reference).

Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the period ended September 30, 1999, incorporated herein by reference).

Exhibit (4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.3)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (10.1)	Twelfth Amendment to Revolving Credit Agreement between First Oak Brook Bancshares, Inc. and LaSalle Bank National Association dated April 1, 2004.*

Exhibit (31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eugene P. Heytow, Chief Executive Officer.*

Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*

Exhibit (32.1)	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eugene P. Heytow, Chief Executive Officer.*

Exhibit (32.2)	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rosemarie Bouman, Chief Financial Officer.*

*Filed herewith.

     (B) Reports on Form 8-K

A report on Form 8-K was filed with the SEC on April 1, 2004 disclosing a copy of the Summary Annual Report dated March 15, 2004.

A report on Form 8-K was filed with the SEC on April 21, 2004 reporting the Company’s first quarter 2004 earnings release dated April 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC.

(Registrant)

Date: August 6, 2004	/S/RICHARD M. RIESER, JR

Richard M. Rieser, Jr.
President
(Duly authorized officer)

Date: August 6, 2004	/S/ROSEMARIE BOUMAN

Rosemarie Bouman
Vice President, Chief
Financial Officer