Form 10-Q
period 2004-09-30
FIRST OAK BROOK BANCSHARES INC
filed 2004-11-08
CIK 717837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

Commission file number 0-14468

FIRST OAK BROOK BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3220778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Sixteenth Street, Oak Brook, IL 60523 — Telephone Number (630) 571-1050
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of November 5, 2004, 9,752,014 shares of the Company’s common stock, par value $2.00 per share, were outstanding.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

*	Not applicable

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Assets
Cash and due from banks	$32,755	$46,308
Fed funds sold and interest-bearing deposits with banks	76,631	20,008
Securities held-to-maturity, at amortized cost (fair value, $37,442 and $13,742 at September 30, 2004 and December 31, 2003, respectively)	37,264	13,426
Securities available-for-sale, at fair value	829,836	770,045
Loans, net of unearned discount	1,028,368	915,678
Less — allowance for loan losses	(8,800)	(8,369)

Net loans	1,019,568	907,309

Other real estate owned, net of valuation reserve	11,187	16,130
Premises and equipment, net of accumulated depreciation	34,780	33,461
Bank owned life insurance	21,645	21,011
Other assets	47,118	20,117

Total Assets	$2,110,784	$1,847,815

CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Liabilities
Noninterest-bearing demand deposits	$260,715	$250,101
Interest-bearing deposits:
Savings deposits and NOW accounts	289,923	275,075
Money market accounts	142,612	123,222
Time deposits:
Under $100,000	397,408	357,775
$100,000 and over	631,075	452,329

Total interest-bearing deposits	1,461,018	1,208,401

Total deposits	1,721,733	1,458,502
Securities sold under agreements to repurchase and other short-term borrowings	35,246	54,487
Treasury, tax and loan demand notes	16,937	15,423
FHLB of Chicago borrowings	165,500	161,500
Junior subordinated notes issued to capital trusts	23,713	—
Trust Preferred Capital Securities	—	23,000
Other liabilities	16,246	14,011

Total Liabilities	1,979,375	1,726,923

Shareholders’ Equity
Preferred stock, no par value, authorized— 100,000 shares, issued—none	—	—
Common stock, $2 par value, authorized—16,000,000 shares at September 30, 2004 and December 31, 2003, issued—10,924,868 shares at September 30, 2004 and December 31, 2003, outstanding—9,762,847 shares at September 30, 2004 and 9,680,711 shares at December 31, 2003	21,850	21,850
Surplus	6,447	5,765
Accumulated other comprehensive income	1,699	1,463
Retained earnings	111,517	102,062
Less cost of shares in treasury, 1,162,021 common shares at September 30, 2004 and 1,244,157 common shares at December 31, 2003	(10,104)	(10,248)

Total Shareholders’ Equity	131,409	120,892

Total Liabilities and Shareholders’ Equity	$2,110,784	$1,847,815

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$12,788	$12,172	$36,638	$39,012
Interest on securities:
U.S. Treasury and U.S. Government agencies	8,068	6,002	22,006	16,998
State and municipal obligations	502	491	1,457	1,519
Other securities	1,135	848	3,403	2,070
Interest on Fed funds sold and interest- bearing deposits with banks	238	122	455	399

Total interest income	22,731	19,635	63,959	59,998

Interest expense:
Interest on savings deposits and NOW accounts	804	555	2,260	1,511
Interest on money market accounts	459	315	1,227	1,215
Interest on time deposits	5,880	3,975	15,099	13,520
Interest on Fed funds purchased, securities sold under agreements to repurchase and other short-term borrowings	86	151	275	647
Interest on treasury, tax and loan demand notes	4	9	35	26
Interest on FHLB of Chicago borrowings	1,342	1,277	3,792	3,849
Interest on junior subordinated notes issued to capital trusts	388	—	1,120	—
Interest on Trust Preferred Capital Securities	—	300	—	916

Total interest expense	8,963	6,582	23,808	21,684

Net interest income	13,768	13,053	40,151	38,314
Provision for loan losses	—	350	500	1,350

Net interest income after provision for loan losses	$13,768	$12,703	$39,651	$36,964

CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands
	except share data)
Other income:
Service charges on deposit accounts:
Treasury management	$1,165	$1,311	$3,459	$4,484
Retail and small business	330	319	949	935
Investment management and trust fees	645	532	1,945	1,551
Merchant credit card processing fees	1,594	1,189	4,411	3,589
Gain on mortgages sold, net	52	311	177	954
Income from bank owned life insurance	210	216	634	609
Income from sale of covered call options	193	188	973	908
Broker dealer income	51	25	152	36
Other operating income	351	370	1,026	995
Net investment securities gains (losses)	255	(39)	417	217

Total other income	4,846	4,422	14,143	14,278

Other expenses:
Salaries and employee benefits	6,009	6,046	18,176	17,671
Occupancy expense	843	715	2,497	2,010
Equipment expense	530	506	1,559	1,451
Data processing	503	484	1,397	1,364
Professional fees	265	281	677	967
Postage, stationery and supplies	253	274	758	805
Advertising and business development	562	478	1,643	1,422
Merchant credit card interchange	1,262	946	3,521	2,787
Provision for other real estate owned	1,217	232	1,217	1,203
Other operating expenses	527	572	1,599	1,477

Total other expenses	11,971	10,534	33,044	31,157

Income before income taxes	6,643	6,591	20,750	20,085
Income tax expense	2,077	1,955	6,618	6,319

Net income	$4,566	$4,636	$14,132	$13,766

Basic earnings per share	$.47	$.48	$1.45	$1.43

Diluted earnings per share	$.46	$.47	$1.41	$1.40

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other			Total
	Common		Comprehensive	Retained	Treasury	Shareholders'
	Stock	Surplus	Income	Earnings	Stock	Equity
	(Dollars in thousands)
Nine months ended September 30, 2004
Balance at December 31, 2003	$21,850	$5,765	$1,463	$102,062	$(10,248)	$120,892
Comprehensive income, net of tax:
Net Income				14,132		14,132
Unrealized holding gain during the period of $507, net of the reclassification adjustment for the tax adjusted realized gain included in net income of $271			236			236

Total comprehensive income						14,368
Dividends declared				(4,677)		(4,677)
Exercise of stock options (including tax benefit and share repurchases)		606			717	1,323
Issue shares for employee stock purchase plan		76			36	112
Purchase of treasury stock					(609)	(609)

Balance at September 30, 2004	$21,850	$6,447	$1,699	$111,517	$(10,104)	$131,409

Nine months ended September 30, 2003
Balance at December 31, 2002	$21,850	$4,586	$8,523	$88,374	$(11,391)	$111,942
Comprehensive income, net of tax:
Net Income				13,766		13,766
Unrealized holding loss during the period of $5,886, plus the reclassification adjustment for the tax adjusted realized gain included in net income of $141			(6,027)			(6,027)

Total comprehensive income						7,739
Dividends declared				(3,391)		(3,391)
Exercise of stock options (including tax benefit and share repurchases)		529			791	1,320
Issue shares for employee stock purchase plan		55			40	95
Purchase of treasury stock					(149)	(149)

Balance at September 30, 2003	$21,850	$5,170	$2,496	$98,749	$(10,709)	$117,556

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$14,132	$13,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	2,068	1,825
Provision for loan losses	500	1,350
Provision for other real estate owned	1,217	1,203
Net investment securities gains	(417)	(217)
Trading securities transactions, net	4	—
Origination of mortgage loans for sale	(12,751)	(74,370)
Proceeds from sale of mortgage loans originated for sale	12,729	77,879
Gain on sale of mortgage loans originated for sale	(214)	(1,386)
Increase in cash surrender value of bank owned life insurance	(634)	(609)
FHLB of Chicago stock dividend	(1,740)	(472)
Increase in other assets	(1,254)	(963)
Increase in other liabilities	2,696	1,851

Net cash provided by operating activities	16,336	19,857

Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(31,279)	(2,186)
Proceeds from maturities, calls and paydowns	6,039	2,028
Securities available-for-sale:
Purchases	(620,623)	(482,985)
Proceeds from maturities, calls and paydowns	385,370	189,219
Proceeds from sales	153,148	153,377
(Increase) decrease in loans	(112,829)	31,276
Purchases of premises and equipment, net of disposals	(3,455)	(5,876)
Proceeds from sale of other real estate owned, net of commissions	5,946	—
Additional capitalized costs of other real estate owned	(2,220)	(10,214)
Purchase of bank owned life insurance	—	(5,000)

Net cash used in investing activities	(219,903)	(130,361)

Cash flows from financing activities:
Increase in noninterest-bearing demand deposits	10,614	16,484
Increase in interest-bearing deposits	252,617	84,752
Decrease in short-term borrowing obligations	(17,727)	(10,903)
Proceeds from FHLB of Chicago borrowings	20,000	5,000
Repayment of FHLB of Chicago borrowings	(16,000)	(6,000)
Purchase of treasury stock	(609)	(149)
Exercise of stock options	907	740
Issuance of common stock for employee stock purchase plan	112	95
Cash dividends	(4,677)	(3,391)

Net cash provided by financing activities	245,237	86,628

Net increase (decrease) in cash and cash equivalents	41,670	(23,876)
Cash and cash equivalents at beginning of period	66,316	116,510

Cash and cash equivalents at end of period	$107,986	$92,634

Supplemental disclosures:
Interest paid	$21,593	$21,871
Income taxes paid	$5,450	$6,800
Transfer of auto loans to repossessed autos	$306	$662

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 and 2003
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

In April 2004, the Company incorporated First Oak Brook Capital Markets, Inc., an Illinois corporation and wholly-owned subsidiary of the Company (“FOBCM”). FOBCM is currently seeking approval to operate as a broker/dealer member of the National Association of Securities Dealers, Inc. (“NASD”). Once NASD approval is obtained, FOBCM will assume the current securities transaction activities of the Investment Sales Center of the Bank and engage in additional securities trading activities. Furthermore, on May 10, 2004, the Company elected to become a Financial Holding Company (“FHC”) pursuant to the Gramm-Leach-Bliley Act of 1999 for the purpose of creating additional flexibility for FOBCM to engage in additional securities underwriting activities. The Company’s election to become a FHC became effective on May 26, 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of the accompanying unaudited consolidated financial statements requires management to make estimates and assumptions that effect the amounts reported in the interim financial information. Actual results may differ from those estimates.

2.	Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options.

The following table sets forth the computation for basic and diluted EPS for the three and nine month periods ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$4,566,000	$4,636,000	$14,132,000	$13,766,000

Denominator for basic earnings per share — weighted average common shares outstanding	9,790,318	9,636,235	9,749,714	9,596,319
Effect of diluted securities:
Stock options issued to employees and directors	226,561	257,671	249,129	241,541

Denominator for diluted earnings per share	10,016,879	9,893,906	9,998,843	9,837,860

Earnings per share:
Basic	$.47	$.48	$1.45	$1.43

Diluted	$.46	$.47	$1.41	$1.40

Weighted average options outstanding that were not included in the denominator for diluted EPS totaled 73,000 and 64,262 for the three and nine month periods ended September 30, 2004, respectively, as their effect would be antidilutive. Weighted average options totaling zero and 9,205 were antidilutive for the three and nine month periods ended September 30, 2003, respectively.

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

In 2003, the FASB issued Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities. FIN No. 46R replaces FIN No. 46, which was issued earlier in 2003. As permitted by FIN No. 46R, the Company adopted the provisions of FIN No. 46R as of January 1, 2004. The adoption of FIN No. 46R resulted in the deconsolidation of the three statutory trust subsidiaries that issued Common Stock to the Company and trust preferred capital securities to third parties. These trusts invested the proceeds of those offerings in junior subordinated notes of the Company. As a result of the deconsolidation of those trusts, at September 30, 2004, the Company reported $23.713 million of junior subordinated notes issued to capital trusts on the balance sheet in lieu of the Trust Preferred Capital Securities issued by the capital trusts which totaled $23.0 million in the prior period. See Note 6 of this Form 10-Q for more information.

In 2003, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which is effective for fiscal years ending after December 15, 2003. The consensus requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 3 of Item 8 of the 2003 Annual Report on Form 10-K. In March 2004, the FASB ratified guidance for evaluating whether or not an impairment should be considered other-than-temporary, therefore requiring an adjustment to earnings effective for periods ending after June 15, 2004. In September 2004, the FASB delayed the requirement to record impairment losses under EITF 03-1 until such time as new guidance is issued and comes into effect. Currently, the disclosure requirements originally prescribed by EITF 03-1 will remain in effect.

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

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$4,566,000	$4,636,000	$14,132,000	$13,766,000
Less stock-based compensation expense determined under fair value based methods, net of tax:
Stock option	(85,000)	(61,000)	(242,000)	(186,000)
Employee stock purchase plan	(7,000)	(5,000)	(20,000)	(15,000)

Pro forma net income	$4,474,000	$4,570,000	$13,870,000	$13,565,000

Earnings per share as reported:
Basic	$.47	$.48	$1.45	$1.43
Diluted	$.46	$.47	$1.41	$1.40
Pro forma earnings per share:
Basic	$.46	$.47	$1.42	$1.41
Diluted	$.45	$.46	$1.39	$1.38

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

In accordance with FIN No. 46R, these statutory trusts qualify as variable interest entities for which the Company is not the primary beneficiary and, therefore, ineligible for consolidation. Accordingly, the statutory trusts were deconsolidated on January 1, 2004, and are now accounted for using the equity method. The $23.713 million of junior subordinated notes issued by the Company to the statutory trusts are reflected in the Company’s September 30, 2004 consolidated balance sheet as “Junior subordinated notes issued to capital trusts” in lieu of the $23 million of TRUPS reported in the balance sheet at December 31, 2003. The equity in the common securities is included in “Other assets” on the consolidated balance sheet.

The table below summarizes the outstanding junior subordinated notes and the related TRUPS issued by each trust as of September 30, 2004 (dollars in thousands):

	FOBB Statutory	FOBB Statutory	FOBB Statutory
	Trust I	Trust II	Trust III
Junior Subordinated Notes:
Principal balance	$6,186	$12,372	$5,155
Stated maturity	September 2030	June 2032	December 2033

Trust Preferred Securities:
Face value	$6,000 (1)	$12,000 (2)	$5,000 (2)
Interest rate	10.6%	90-day LIBOR	90-day LIBOR
		plus 3.45%	plus 2.80%

Issuance date	September 2000	June 2002	December 2003
Distribution date	Semi-annually	Quarterly	Quarterly

(1)	Non-callable for ten years, after which the securities have a declining ten year premium call.

(2)	Non-callable for five years, after which callable at par.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The Company, through its wholly-owned bank subsidiary, operates a single line of business encompassing a general retail and commercial banking business primarily in the Chicago metropolitan area. The Company is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries. Competition among financial intermediaries is generally expressed in terms of interest rates charged on loans and paid on deposits, the variety of financial products and services offered and the price of those products and services. The Company offers a full range of banking products and services such as demand, savings and time deposits, corporate treasury management services, merchant credit card processing and commercial and personal lending products. The Company also maintains a full-service investment management and trust department, and in 2003 formed an investment sales center to execute investment transactions in U.S. Treasury, U.S. Government agency, corporate and municipal securities primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth individuals and families.

The profitability of the Company’s operations depends on net interest income, provision for loan losses, noninterest income, and noninterest expense. Net interest income is dependent on the amounts and yields of interest-earning assets relative to the amounts and costs of interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and to the execution of the Company’s asset/liability management strategy. The provision for loan losses is affected by growth in and changes to the composition of the loan portfolio, management’s assessment of the quality and collectibility of the loan portfolio, loss experience, as well as economic and market factors that impact such matters.

Noninterest income consists primarily of treasury management, merchant credit card fees and investment management and trust fee income, and to a lesser extent, retail and small business fees, gains on mortgages sold and other ancillary income. Noninterest expenses are heavily influenced by the growth of the Company’s operations and any necessary provision for loss on other real estate owned. The Company’s primary growth strategy continues to emphasize the expansion of branch locations in the Chicago metropolitan area (and particularly the western suburbs of Chicago). The Company opened three new branches in fiscal year 2003, which added new deposits and increased noninterest expenses.

Set forth below are significant items that occurred during the third quarter of 2004 and related 2003 discussion:

•	Net income for the third quarter of 2004 reached $4.566 million, down $70,000 as compared to the same period in 2003.

•	Third quarter 2004 earnings included a provision for loss on Other Real Estate Owned (“OREO”) of $1.217 million ($791,000 after tax). Total OREO declined to $11.187 million, down from $16.130 million at year end 2003 and down from $16.955 million at September 30, 2003.

•	Assets at September 30, 2004 grew to a record $2.111 billion, up 14% over year end 2003 and 25% over September 30, 2003.

•	Loans grew to a record of $1.028 billion, up 12% from $915.7 million at year end 2003 and up 17% from $877.5 million at September 30, 2003.

•	Deposits were a record $1.722 billion, up 18% from $1.459 billion at year end 2003 and up 26% from $1.366 billion at September 30, 2003.

•	No provision for loan losses was recorded for the third quarter of 2004 due to improved asset quality and net recoveries for the quarter. The Management Watch list (including commitments) declined to $421,000 at September 30, 2004, down from $9.2 million at December 31, 2003 and down from $13.0 million at September 30, 2003.

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

Earnings Highlights — Third Quarter Results

The Company recorded net income for the third quarter of 2004 of $4,566,000 compared with net income of $4,636,000 for the third quarter of 2003. Basic EPS for the third quarter of 2004 were $.47 as compared to basic EPS of $.48 for third quarter of 2003, while third quarter diluted EPS were $.46 for 2004 compared with diluted EPS of $.47 for 2003.

Key performance indicators for the third quarter of 2004 showed annualized return on average assets (“ROA”) of .87% compared to ROA of 1.11% for the third quarter of 2003. The annualized return on average shareholders’ equity (“ROE”) for the third quarter of 2004 was 14.71% compared to ROE of 15.76% for the third quarter of 2003.

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

Average balances and effective interest yields and rates on a tax equivalent basis for the three months ended September 30, 2004 and 2003 were as follows (dollars in thousands):

	Three months ended			Three months ended
	September 30, 2004			September 30, 2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest-bearing deposits with banks	$61,952	$238	1.53%	$49,435	$122	.98%
Investment securities:
Taxable securities	840,668	9,254	4.38	590,809	6,920	4.65
Tax-exempt securities (1)	45,784	606	5.27	37,760	563	5.92

Total investment securities (2)	$886,452	$9,860	4.43%	$628,569	$7,483	4.72%
Loans:
Commercial (1)	100,314	1,088	4.31	84,428	1,119	5.26
Syndicated	30,903	326	4.20	38,669	447	4.59
Real estate:
Construction, land acquisition and development	68,630	1,011	5.86	43,179	739	6.79
Commercial mortgage	257,147	4,132	6.39	221,802	3,885	6.95
Residential mortgage	104,811	1,330	5.05	88,098	1,150	5.18
Home equity	147,409	1,427	3.85	134,870	1,355	3.99
Indirect vehicle:
Auto	261,964	2,635	4.00	215,217	2,782	5.13
Harley Davidson motorcycle	48,505	733	6.01	34,696	584	6.68
Consumer	7,758	119	6.10	8,303	127	6.07

Total loans, net of unearned discount	$1,027,441	$12,801	4.96%	$869,262	$12,188	5.56%

Total earning assets/interest income	$1,975,845	$22,899	4.61%	$1,547,266	$19,793	5.08%
Cash and due from banks	35,483			39,987
Other assets	89,525			81,445
Allowance for loan losses	(8,886)			(8,084)

	$2,091,967			$1,660,614

Interest-bearing deposits:
Savings deposits and NOW accounts	$285,650	$804	1.12%	$226,195	$555	.97%
Money market accounts	140,491	459	1.30	128,797	315	.97
Time deposits	1,026,149	5,880	2.28	702,506	3,975	2.24

Total interest-bearing deposits	$1,452,290	$7,143	1.96%	$1,057,498	$4,845	1.82%
Securities sold under agreements to repurchase and other short-term borrowings	32,791	90	1.09	79,813	160	.80
FHLB of Chicago borrowings	165,500	1,342	3.23	101,000	1,277	5.02
Junior subordinated notes issued to capital trusts	23,713	388	6.51	—	—	—
Trust Preferred Capital Securities	—	—	—	18,000	300	6.61

Total interest-bearing liabilities/ interest expense	$1,674,294	$8,963	2.13%	$1,256,311	$6,582	2.08%
Noninterest-bearing demand deposits	282,370			273,619
Other liabilities	11,787			13,974

Total liabilities	$1,968,451			$1,543,904
Shareholders’ equity	123,516			116,710

	$2,091,967			$1,660,614

Net interest income/spread [1]		$13,936	2.48%		$13,211	3.00%

Net interest margin [1]			2.81%			3.39%

(1)	Tax equivalent basis. Interest income and average yield on tax-exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%. See page 18 for reconciliation to GAAP.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax equivalent yield of total investment securities was $893,170 and 4.39% for the three months ended September 30, 2004; and $622,653 and 4.77% for the three months ended September 30, 2003.

Net interest income for the third quarter of 2004, on a tax-equivalent basis, increased $725,000, or 5%, as compared to the third quarter of 2003. This increase is primarily attributable to a 28% increase in average earning assets partially offset by a 58 basis point decrease in the net interest margin to 2.81% for the third quarter of 2004 from 3.39% for the same period last year.

The changes in net interest income and the net interest margin as compared to the third quarter of 2003 were primarily the result of the following:

RATE

•	The yield on average earning assets decreased 47 basis points to 4.61% for the third quarter of 2004. The decrease is due primarily to growth in lower yielding asset categories (investments and indirect auto loans). The investment portfolio yield was compressed partially as a result of the overall shortening of the contractual maturity of the portfolio. In addition, the Company experienced an overall decrease in loan fees of $226,000 (representing a 9 basis point decline in the yield) in the third quarter of 2004 as compared to the third quarter of 2003 primarily due to a decrease in prepayment penalties. Although loan fees are amortized to income over the loan period as a normal part of the business, the additional fees associated with the prepayment of loans are less predictable and can result in a spike in earnings since these fees are recorded in income when received.

•	The cost of average interest-bearing liabilities increased 5 basis points to 2.13% for the third quarter of 2004 due primarily to the Federal Reserve raising interest rates 75 basis points since June 30, 2004. This increase was partially offset by growth in public fund time deposits which typically have a lower cost than retail time deposits.

VOLUME

•	Total average earning assets increased $428.6 million, or 28%, as compared to the third quarter of 2003. The Company’s average securities portfolio increased by $257.9 million, or 41%, primarily consisting of an increase in U.S. Government agency securities ($263.2 million) and state and municipal obligations ($6.2 million), partially offset by a decrease in U.S. Treasury securities. (See “Investment Securities” for further analysis.)

•	Average loans for the third quarter of 2004 increased $158.2 million, or 18%, as compared to the third quarter of 2003. The increase primarily consists of increases in indirect vehicle loans ($60.6 million), commercial mortgage loans ($35.3 million), construction loans ($25.5 million), residential mortgage loans ($16.7 million), home equity loans ($12.5 million), and commercial and syndicated loans ($8.1 million). (See “Loans” for further analysis.)

•	Average Fed funds sold and interest-bearing deposits with banks increased $12.5 million due to significant short-term public fund demand deposits held during the quarter and as well as some overall public fund deposit growth held at quarter end.

•	Average interest-bearing liabilities increased $418.0 million, or 33%, as compared to the third quarter of 2003. Average interest-bearing deposits increased $394.8 million primarily due to growth in time deposits ($323.6 million), savings and NOW accounts ($59.5 million), and money market accounts ($11.7 million). Time deposits were augmented by a $191.7 million average increase in public funds; savings and NOW growth was spurred by the promotion of higher rate products. The overall increase in average deposits includes an increase of $82.4 million from the three new branches opened in 2003.

•	Average short-term borrowings decreased $47.0 million due primarily to a $38.1 million average decrease in commercial and term repurchase agreements.

•	Average FHLB of Chicago borrowings increased $64.5 million due primarily to the advance of an additional $75 million of floating rate borrowings on December 30, 2003 as part of a balance sheet arbitrage initiated to lock in a favorable spread. (See “Investment Securities” for more information.)

•	As a result of the deconsolidation of the three statutory trust subsidiaries, the Company reported an average of $23.713 million in junior subordinated notes issued to capital trusts for the third quarter of 2004 in lieu of the $18.0 million of average trust preferred capital securities recorded for the third quarter of 2003. The average increase in the reported liability of $5.713 million is primarily due to the $5 million participation in a pooled trust preferred offering in the fourth quarter of 2003. The remaining $713,000 represents the Company’s equity in the unconsolidated subsidiaries which is now included in Other Assets. See Notes 3 and 6 of this Form 10-Q for more information regarding this deconsolidation.

•	Average demand deposits increased $8.8 million due primarily to new customer volume, partially offset by closed accounts and decreased balances from existing treasury management clients.

The following table indicates the reconciliation of the GAAP interest income to the tax equivalent interest income as reported in the average balance sheet for the quarters ended September 30, 2004 and 2003:

	Three months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
	Tax-exempt securities		Commercial loans
GAAP Income	$451	$421	$1,075	$1,103
Tax equivalent adjustment	$155	$142	$13	$16

Tax equivalent interest income	$606	$563	$1,088	$1,119

The Company recorded a provision for loan losses of zero for the third quarter of 2004 as compared to $350,000 for the third quarter of 2003. The decrease is due primarily to improved asset quality, including the reduction in Management Watch list loans to $421,000 at September 30, 2004 from $13.0 million at September 30, 2003, and net recoveries of $62,000 for the quarter. (See “Allowance for Loan Losses” and “Asset Quality” for more information).

Total other income decreased $424,000, or 10%. Service charges on deposit accounts paid in cash from treasury management clients decreased $146,000, or 11%, due primarily to the loss of one significant customer in June 2003. Cash fees from this customer paid for residual services totaled zero and $163,000 for the three months ended September 30, 2004 and 2003, respectively. Excluding this significant customer, total treasury management fees, both cash and deposit balance equivalents, were flat. Treasury management customers have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or in a combination of deposit balances and cash. The treasury management fees included in the financial statements represent only the cash fees paid by treasury management clients.

Investment management and trust fees increased $113,000 due primarily to strong business development results and client retention. Discretionary assets under management climbed to $665.3 million at September 30, 2004, up from $584.6 million at September 30, 2003. Total trust assets under administration rose to $845.4 million at September 30, 2004, up from $733.9 million at September 30, 2003.

Merchant credit card processing fees increased $405,000 due primarily to a $16.6 million increase in sales volume partially offset by price concessions that resulted from competitive pressures. In addition, the number of merchant outlets at September 30, 2004 increased to 522 as compared to 414 at September 30, 2003. Merchant credit card interchange expense, included in Other Expenses, increased $316,000 as compared to the third quarter of 2003. Fee income is recorded on a one month lag while the interchange expense is recorded currently.

Gain on mortgages sold with servicing released decreased $259,000 as compared to the third quarter of 2003. This decrease was due primarily to an overall market slowdown caused by higher interest rates and the Company selling a smaller dollar amount of mortgage originations. The Company originated a total of $6.9 million in mortgage loans in the third quarter of 2004, of which $3.4 million were sold. During the same period of 2003, the Company originated $47.6 million in mortgage loans, of which $22.0 million were sold. Gain on mortgages sold is shown net of applicable costs of $7,000 and $124,000 for the third quarter of 2004 and 2003, respectively.

The Company recorded net investment securities gains of $255,000 for the third quarter of 2004 as compared to net losses of $39,000 for the third quarter of 2003. In the third quarter of 2004, the Company sold $55.6 million in U.S. Government agency securities, $20.0 million in FHLB of Chicago stock, and $26,000 in corporate and other securities. As market opportunities present themselves, the Company may periodically sell investment securities to reposition the investment portfolio.

Total other expenses increased $1,437,000, or 14%. Annualized operating expenses as a percentage of average assets improved to 2.3% for 2004 compared to 2.5% for 2003. Annualized net overhead expenses as a percentage of average earning assets were 1.4% for 2004 as compared to 1.6% for 2003. The efficiency ratio (other expenses divided by net interest income and other income) was 64.3% in 2004 compared to 60.3% in 2003.

Other expenses include a provision for other real estate owned of $1,217,000 for the third quarter of 2004 as compared to $232,000 for the same period of 2003, an increase of $985,000. During the third quarter of 2004, the Company provided the additional valuation reserve to bring the carrying value of the project to its net realizable value. The Company evaluates the property quarterly for impairment, and makes valuation adjustments as deemed necessary. (See “Asset Quality” for more information).

Salaries and employee benefits decreased $37,000 due primarily to a decrease in the average number of full-time equivalents to 346 for the third quarter of 2004 from 369 for the same period of 2003. This decrease in staff resulted primarily from reductions made late in 2003 to improve overall efficiency. Although the number of employees decreased, the Company hired senior lenders to replace junior staff to grow the commercial and commercial real estate lending areas.

Combined occupancy and equipment expenses increased $152,000 primarily due to costs associated with opening the St. Charles branch in October 2003. In addition, the lease for one of the tenants of the Company’s Oak Brook headquarters expired in April 2003; the Bank renovated and expanded into this space in the fourth quarter of 2003.

Merchant credit card interchange expense increased $316,000 due to increased sales volume and higher interchange rates. Merchant credit card processing fees, included in Other Income, rose $405,000.

Earnings Highlights — Nine Month Results

The Company recorded net income for the first nine months of 2004 of $14,132,000 compared with net income of $13,766,000 in the first nine months of 2003. Basic EPS for the first nine months of 2004 were $1.45 as compared to basic EPS of $1.43 for the first nine months of 2003, while diluted EPS were $1.41 for 2004 compared with diluted EPS of $1.40 for 2003. While net income increased 3%, the Company’s diluted EPS increased just 1% due to more shares outstanding primarily as a result of option exercises by officers and directors.

Key performance indicators for the first nine months of 2004 showed annualized ROA of .96% compared to ROA of 1.13% for the first nine months of 2003. The annualized ROE for the first nine months of 2004 was 15.33% compared to ROE of 15.76% for the first nine months of 2003.

Average balances and effective interest yields and rates on a tax equivalent basis for the first nine months of 2004 and 2003 were as follows (dollars in thousands):

	Nine months ended			Nine months ended
	September 30, 2004			September 30, 2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest-bearing deposits with banks	$49,166	$455	1.24%	$47,305	$399	1.13%
Investment securities:
Taxable securities	770,000	25,599	4.44	545,138	19,247	4.72
Tax-exempt securities (1)	41,976	1,695	5.39	37,876	1,771	6.25

Total investment securities (2)	$811,976	$27,294	4.49%	$583,014	$21,018	4.82%
Loans:
Commercial (1)	92,597	3,060	4.41	87,540	3,544	5.41
Syndicated	31,654	1,041	4.39	41,900	1,521	4.85
Real estate:
Construction, land acquisition and development	59,378	2,568	5.78	61,527	2,986	6.49
Commercial mortgage	247,925	11,848	6.38	225,597	12,219	7.24
Residential mortgage	104,590	3,981	5.08	91,189	4,106	6.02
Home equity	143,770	4,081	3.79	129,580	3,917	4.04
Indirect vehicle:
Auto	247,933	7,755	4.18	209,571	8,690	5.54
Harley Davidson motorcycle	43,061	1,990	6.17	32,313	1,662	6.88
Consumer	7,759	355	6.11	8,970	420	6.26

Total loans, net of unearned discount	$978,667	$36,679	5.01%	$888,187	$39,065	5.88%

Total earning assets/interest income	$1,839,809	$64,428	4.68%	$1,518,506	$60,482	5.33%
Cash and due from banks	37,406			38,963
Other assets	90,331			75,559
Allowance for loan losses	(8,665)			(8,170)

	$1,958,881			$1,624,858

Interest-bearing deposits:
Savings deposits and NOW accounts	$276,895	$2,260	1.09%	$200,346	$1,511	1.01%
Money market accounts	137,934	1,227	1.19	136,024	1,215	1.19
Time deposits	907,514	15,099	2.22	706,644	13,520	2.56

Total interest-bearing deposits	$1,322,343	$18,586	1.88%	$1,043,014	$16,246	2.08%
Securities sold under agreements to repurchase and other short-term borrowings	43,881	310	.94	82,790	673	1.09
FHLB of Chicago borrowings	161,653	3,792	3.13	101,183	3,849	5.09
Junior subordinated notes issued to capital trusts	23,713	1,120	6.31	—	—	—
Trust Preferred Capital Securities	—	—	—	18,000	916	6.80

Total interest-bearing liabilities/ interest expense	$1,551,590	$23,808	2.05%	$1,244,987	$21,684	2.33%
Noninterest-bearing demand deposits	271,365			246,176
Other liabilities	12,749			16,925

Total liabilities	$1,835,704			$1,508,088
Shareholders’ equity	123,177			116,770

	$1,958,881			$1,624,858

Net interest income/spread [1]		$40,620	2.63%		$38,798	3.00%

Net interest margin [1]			2.95%			3.42%

(1)	Tax equivalent basis. Interest income and average yield on tax-exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%. See page 23 for reconciliation to GAAP.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax equivalent yield of total investment securities was $813,575 and 4.48% for the nine months ended September 30, 2004; and $570,712 and 4.92% for the nine months ended September 30, 2003.

Net interest income for the first nine months of 2004, on a tax-equivalent basis, increased $1,822,000, or 5%, as compared to the first nine months of 2003. This increase is primarily attributable to a 21% increase in average earning assets partially offset by a 47 basis point decrease in the net interest margin to 2.95% for the first nine months of 2004, down from 3.42% for the same period last year.

The changes in net interest income and the net interest margin from the first nine months of 2003 were primarily the result of the following:

RATE

•	The yield on average earning assets decreased 65 basis points to 4.68% for the first nine months of 2004. The decrease is primarily due to growth in lower yielding asset categories (investments and indirect auto loans). The investment portfolio yield was also compressed due to the shortening of the average contractual maturity of the entire investment portfolio to 6.7 years at September 30, 2004 from 7.8 years at December 31, 2003. In addition, the Company experienced an overall decrease in loan fees of $1,044,000 in the first nine months of 2004 as compared to the first nine months of 2003 (representing a 12 basis point decline in the yield) due primarily to a decrease in prepayment penalties and contingent fee arrangements. Although loan fees are amortized to income over the loan period as a normal part of the business, the additional fees associated with the prepayment of loans and other contingent fee arrangements are less predictable and can result in a spike in earnings since these fees are recorded in income when received.

•	The cost of average interest-bearing liabilities decreased 28 basis points to 2.05% for the first nine months of 2004 primarily due to growth in public fund time deposits which typically have a lower cost than retail time deposits.

VOLUME

•	Total average earning assets increased $321.3 million, or 21%, as compared to the first nine months of 2003. The Company’s average securities portfolio increased by $229.0 million, or 39%, primarily consisting of an increase in U.S. Government agency securities ($206.7 million), corporate and other securities ($20.3 million), and state and municipal obligations ($4.4 million), partially offset by a decrease in U.S. Treasury securities ($2.4 million). The increase in average corporate and other securities is primarily due to an increase in FHLB of Chicago stock ($16.5 million). (See “Investment Securities” for further analysis.)

•	Average loans for the first nine months of 2004 increased $90.5 million, or 10%, as compared to the first nine months of 2003. The increase primarily consists of increases in indirect vehicle loans ($49.1 million), commercial mortgage loans ($22.3 million), home equity loans ($14.2 million), and residential mortgage loans ($13.4 million), offset by decreases in construction loans ($2.1 million) and commercial and syndicated loans ($5.2 million). (See “Loans” for further analysis.)

•	Average interest-bearing liabilities increased $306.6 million, or 25%, as compared to the first nine months of 2003. Average interest-bearing deposits increased $279.3 million primarily due to growth in time deposits ($200.9 million) and in savings and NOW accounts ($76.5 million). Time deposits were augmented by a $98.0 million average increase in public funds and a $15.9 million average increase in brokered CDs; savings and NOW growth was spurred by the promotion of higher rate products. The overall increase in average deposits includes an increase of $83.4 million from the three branches opened in 2003.

•	Average short-term borrowings decreased $38.9 million due primarily to a $40.8 million average decrease in commercial and term repurchase agreements.

•	Average FHLB of Chicago borrowings increased $60.5 million due primarily to the advance of an additional $75 million floating rate borrowing on December 30, 2003 as part of a balance sheet arbitrage initiated to lock in a favorable spread. (See “Investment Securities” for more information.)

•	As a result of the deconsolidation of the three statutory trust subsidiaries, the Company reported an average of $23.713 million in junior subordinated notes issued to capital trusts for the first nine months of 2004 in lieu of the $18.0 million of average trust preferred capital securities recorded for the first nine months of 2003. The average increase in the reported liability of $5.713 million is due primarily to the $5 million participation in a pooled trust preferred offering in the fourth quarter of 2003. The remaining $713,000 represents the Company’s equity in the unconsolidated subsidiaries which is now included in Other Assets. See Notes 3 and 6 of this Form 10-Q for more information regarding this deconsolidation.

•	Average demand deposits increased $25.2 million due primarily to new customer volume and increased balances from existing treasury management clients.

The following table indicates the reconciliation of the GAAP interest income to the tax equivalent interest income as reported in the average balance sheet for the nine months ended September 30, 2004 and 2003:

	Nine months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
	Tax-exempt securities		Commercial loans
GAAP Income	$1,267	$1,340	$3,019	$3,491
Tax equivalent adjustment	$428	$431	$41	$53

Tax equivalent interest income	$1,695	$1,771	$3,060	$3,544

The Company recorded a provision for loan losses of $500,000 for the first nine months of 2004 as compared to $1,350,000 for the first nine months of 2003. The decrease is due to improved asset quality and the low level of net charge-offs. (See “Allowance for Loan Losses” and “Asset Quality” for more information).

Total other income decreased $135,000, or 1%. Service charges on deposit accounts paid in cash from treasury management clients decreased $1,025,000 due primarily to the loss of one significant customer in June 2003. Cash fees from this customer totaled $3,000 and $942,000 for the nine months ended September 30, 2004 and 2003, respectively. Excluding this significant customer, total treasury management fees, both cash fees and deposit balance equivalents, decreased 3% as compared to the first nine months of 2003. Treasury management customers have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or in a combination of deposit balances and cash. The treasury management fees included in the financial statements represent only the cash fees paid by treasury management clients. The additional decline in cash fees was due to more service charges being paid in higher demand deposit balances and a slightly higher earnings credit rate.

Investment management and trust fees increased $394,000 due primarily to strong business development results and client retention.

Merchant credit card processing fees increased $822,000 due primarily to a $42.2 million increase in sales volume partially offset by price concessions that resulted from competitive pressures. Merchant credit card interchange expense, included in Other Expenses, increased $734,000 as compared to the first nine months of 2003.

Gain on mortgages sold with servicing released decreased $777,000 as compared to the first nine months of 2003. This decrease was due primarily to an overall market slowdown caused by higher interest rates and the Company selling a smaller dollar amount of mortgage originations. The Company originated a total of $37.7 million in mortgage loans in the first nine months of 2004, of which $12.7 million were sold. During the same period of 2003, the Company originated $122.6 million in mortgage loans, of which $77.9 million were sold. Gain on mortgages sold is shown net of applicable costs of $38,000 and $432,000 for the first nine months of 2004 and 2003, respectively.

Broker dealer income increased $116,000 as compared to the first nine months of 2003 due primarily to the formation of the Investment Sales Center in May 2003 to focus on fixed income sales. (See Note 1 to this Form 10-Q for more information).

The Company recorded net investment securities gains of $417,000 in 2004 as compared to net gains of $217,000 in 2003. For the first nine months of 2004, the Company sold $96.0 million in U.S. Government agency securities, $34.4 million in U.S. Treasury securities, $20.0 million in FHLB of Chicago stock and $2.7 million in corporate and other securities. As market opportunities present themselves, the Company may periodically sell investment securities to reposition the investment portfolio.

Total other expenses increased $1,887,000, or 6%. Annualized operating expenses as a percentage of average assets improved to 2.3% for 2004 compared to 2.6% for 2003. Annualized net overhead expenses as a percentage of average earning assets were 1.4% for 2004 as compared to 1.5% for 2003. The efficiency ratio (other expenses divided by net interest income and other income) was 60.9% in 2004 compared to 59.2% in 2003.

Salaries and employee benefits increased $505,000 due primarily to higher compensation costs and increased costs of employee benefits. The average number of full-time equivalents decreased to 345 for the nine months ended September 30, 2004 from 357 for the same period of 2003. This decrease in staff resulted primarily from reductions made late in 2003 to improve overall efficiency. Although the number of employees decreased, the Company has hired experienced senior lenders to replace junior staff to grow the commercial and commercial real estate lending areas.

Combined occupancy and equipment expenses increased $595,000 primarily due to costs associated with the Graue Mill branch opened in May 2003 and the St. Charles branch opened in October 2003. In addition, the lease for one of the tenants of the Company’s Oak Brook headquarters expired in April 2003. The Bank renovated and expanded into this space in the fourth quarter of 2003.

Professional fees decreased $290,000 primarily due to a reduction in legal and other professional fees associated with the property now carried in OREO and the reimbursement of legal fees in 2004 related to a fully recovered problem credit, partially offset by increased audit and accounting fees associated with compliance required by Section 404 of the Sarbanes-Oxley Act of 2002.

Advertising and business development expense increased $221,000. While the advertising expenses remained flat, the expenses associated with individual sales and promotion efforts rose.

Merchant credit card interchange expense increased $734,000 due to increased sales volume and higher interchange rates. Merchant credit card processing fees, included in Other Income, rose $822,000.

Other operating expense increased $122,000 due primarily to increased insurance costs resulting from hardened insurance markets (primarily directors and officers, fidelity and fiduciary insurance). In addition, directors’ fees were increased as a result of additional duties attributable to new corporate governance standards and procedures.

Other expenses are expected to continue to increase through year end due to costs associated with compliance required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company anticipates these costs, which include additional professional fees paid to external auditors, consultants, and additional staffing, to range between $200,000 and $250,000 for 2004. In addition to external costs, significant internal time has been redirected towards Section 404 compliance.

Income Taxes

Income tax expense for the first nine months of 2004 totaled $6,618,000 as compared to $6,319,000 for 2003. When measured as a percentage of income before taxes, the Company’s effective tax rate was 31.9% in 2004 as compared to 31.5% in 2003. Effective tax rates are lower than statutory rates due primarily to the investment in tax exempt municipal bonds and the increase in the cash surrender value of bank owned life insurance (“BOLI”), both of which are not taxable for Federal income tax purposes. The provision for income taxes represents Federal income tax of 35% applied to taxable income in both 2004 and 2003. There was no state tax provision recorded for the first nine months of 2004 or 2003 due primarily to the existence of a state net operating loss carryforward which resulted from a significant charge-off in 2002, significant income from securities exempt from state tax and, to a lesser extent, tax planning initiatives.

FINANCIAL CONDITION

Liquidity

Effective management of balance sheet liquidity is necessary to fund growth in earning assets, to meet maturing obligations and depositors’ withdrawal requirements, to pay shareholders’ dividends, and to purchase treasury stock under stock repurchase programs.

The Company has numerous sources of liquidity including readily marketable investment securities, shorter-term loans within the loan portfolio, the ability to attract retail and public fund time deposits and to purchase brokered time deposits and access to various other borrowing arrangements.

Available borrowing arrangements are summarized as follows:

The Bank

•	Fed funds lines aggregating $225 million with seven correspondent banks, subject to the continued good financial standing of the Bank. As of September 30, 2004, all $225 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $400 million with four brokerage firms subject to the pledge of specific collateral and the continued good financial standing of the Bank. As of September 30, 2004, all $400 million was available for use under these lines, subject to the availability of collateral. An investment security is pledged towards a reverse repurchase agreement at the time the Bank enters into such agreement.

•	Advances from the FHLB of Chicago subject to the pledge of specific collateral and ownership of sufficient FHLB of Chicago stock. As of September 30, 2004, advances totaled $165.5 million and approximately $4.2 million remained available to the Bank under the FHLB of Chicago agreements without the pledge of additional collateral. The Bank has pledged substantially all residential mortgage loans and specifically listed multi-family mortgage loans and agency securities towards the advances. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $198.1 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. The Bank has pledged substantially all construction loans and the majority of commercial mortgage loans against this line. The line was unused at September 30, 2004.

As of September 30, 2004, the Bank has investment securities totaling approximately $133.9 million available to pledge as collateral towards reverse repurchase agreements or FHLB of Chicago advances.

Parent Company

•	The Company has cash, short-term investments and other marketable securities totaling $15.2 million at September 30, 2004.

•	The Company has an unsecured revolving credit arrangement for $15 million. The line was unused at September 30, 2004. The line was renewed through April 1, 2005 and is anticipated to be renewed annually.

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

The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset and liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. At September 30, 2004 and December 31, 2003, the Company was within policy objectives based on its models.

Rate shock analysis assesses the risk of changes in annual net interest income in the event of an immediate and sustained parallel change in market rates of plus or minus 25 to 200 basis points. The interest rate sensitivity presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement period and (ii) that changes in market interest rates are parallel and instantaneous across the yield curve. This analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take, such as lengthening or shortening the duration of the securities portfolio, should severe movements in interest rates occur. These repositioning actions would likely reduce the variability of net interest income shown in the extreme interest rate shock forecasts.

As a result of absolute interest rates being so low at September 30, 2004 and December 31, 2003, (rates on Fed funds, the three month Treasury and rates paid on certain core deposits were all below 2.00%), the Company has assumed rates will not decline 200 basis points. The scale shown below reflects a more meaningful plus or minus 25 and 100 basis points rate shock in addition to a plus 200 basis point rate shock. These projections should not be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred.

	September 30, 2004
	-100bp	-25bp	+25bp	+100bp	+200bp
	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$922	$674	$(51)	$(733)	$(2,498)
Percent change	1.9%	1.4%	(.1)%	(1.5)%	(5.1)%

	December 31, 2003
	-100bp	-25bp	+25bp	+100bp	+200bp
Annual net interest income change from an immediate change in rates	$(1,177)	$(246)	$184	$265	$500
Percent change	(2.3)%	(.5)%	.4%	.5%	1.0%

The profile as of September 30, 2004 indicates the Company’s net interest margin increases when interest rates are shocked down and decreases as interest rates are shocked up. The change in the risk profile from December 31, 2003 is primarily due to growth and changes in the composition of the balance sheet, as well as changes in interest rates from year-end levels.

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

The summary of these commitments to extend credit follows:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Commercial	$62,063	$50,064
Syndicated	51,683	41,958
Real estate:
Construction, land acquisition and development	81,664	41,034
Commercial mortgage	4,979	855
Residential mortgage	127	127
Home equity	145,422	134,031
Consumer	36	114
Check credit	738	766
Performance standby letters of credit	10,390	8,656
Financial standby letters of credit [1]	5,250	4,082

Total commitments	$362,352	$281,687

[1]	Included in the total are financial standby letters of credit on syndicated loans totaling $2,930 and $1,800 at September 30, 2004 and December 31, 2003, respectively.

Investment Securities

The following table breaks out investments by type (at carrying value):

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
U.S. Treasury	$20,232	$61,745
U.S. Government agencies	738,367	606,075
State and municipal obligations	48,636	40,768
Corporate and other securities	59,865	74,883

Total investment portfolio	$867,100	$783,471

At September 30, 2004, there are no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies and the FHLB of Chicago stock.

The Company’s investment portfolio increased $83.6 million, or 11%, to $867.1 million at September 30, 2004 from $783.5 million at December 31, 2003. This increase was primarily due to increases in the U.S. Government agency securities and state and municipal obligations, partially offset by decreases in U.S. Treasury and corporate and other securities. The effective duration of the entire portfolio (excluding FHLB of Chicago stock, money market funds and equity securities which have no stated maturity) was 3.0 at September 30, 2004 compared to 4.15 at December 31, 2003. The average contractual maturity of the portfolio (with the same exclusions) was 6.7 years at September 30, 2004 compared to 7.8 years at December 31, 2003.

The Company’s holdings of U.S. Treasuries decreased $41.5 million due primarily to the sales and calls of securities, partially offset by purchases of $44.8 million. The average contractual maturity of this portfolio increased slightly to 8.6 years at September 30, 2004 from 8.5 years at December 31, 2003.

The Company’s holdings of U.S. Government agency securities (including agency mortgage-backed securities and agency collateralized mortgage obligations totaling $47.5 million) increased $132.3 million primarily due to purchases of $583.7 million, partially offset by sales, calls and maturities. The average contractual maturity of this portfolio decreased to 6.3 years at September 30, 2004 from 7.1 years at December 31, 2003.

The Company’s holdings of state and municipal obligations increased $7.9 million primarily due to purchases of $17.2 million, partially offset by sales, calls, and maturities. The average contractual maturity of this portfolio decreased to 3.3 years at September 30, 2004 from 4.0 years at December 31, 2003.

The Company’s holdings of corporate and other securities decreased $15.0 million primarily due to the sale of $20 million in FHLB of Chicago stock during the third quarter of 2004. At September 30, 2004 the portfolio consisted of $28.5 million in TRUPS, $19.1 million of FHLB of Chicago stock, $8.8 million in Fannie Mae preferred stock and $3.5 million in money market funds, corporate debt, and equity securities. The average contractual maturity of the TRUPS and corporate debt decreased to 23.0 years at September 30, 2004 from 24.4 years at December 31, 2003. The remaining securities in this portfolio do not have a stated maturity.

In late December 2003, the Bank purchased $75 million of securities as part of a balance sheet arbitrage initiated to lock in a favorable spread on an FHLB of Chicago floating rate borrowing. The original securities purchased as part of the arbitrage were called in 2004 and the Company purchased new securities to match this strategy. The coupon on $40 million of these callable securities floats based upon 3-month LIBOR plus 158 basis points and the coupon on the remaining $35 million is a step-up rate currently at 3.25%, while the coupon on the FHLB of Chicago advance floats quarterly at 12 basis points over the 3-month LIBOR.

The Company periodically sells options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These “covered call” transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. Covered call transactions entered into early in the third quarter on securities totaling $24.7 million were called on September 30, 2004. The settlement of the call occurred on October 1, 2004, thus the Company’s other assets include a receivable for this transaction. There were no outstanding covered call options at September 30, 2004.

The following table presents total carrying value of callable securities in the portfolio and their respective coupon range by investment type as of September 30, 2004 (dollars in thousands):

	Callable	Callable	Callable in	Callable
	Remaining	in	2006 and	in
	in 2004	2005	Beyond	Total
U.S. Government agencies:
Total callable	$235,091	$314,048	$76,676	$625,815
In-the-money calls	$185,050	$180,477	$40,155	$405,682
Coupon range	2.3% — 5.4%	2.8% — 6.0%	4.8% — 6.0%	2.3% — 6.0%
State and municipal obligations:
Total callable	$2,991	$4,225	$4,147	$11,363
In-the-money calls	$2,991	$3,925	$3,829	$10,745
Coupon range	4.9% — 6.4%	2.4% — 6.2%	3.4% — 7.5%	2.4% — 7.5%
Corporate and other securities:
Total callable	$6,117	$3,800	$20,066	$29,983
In-the-money calls	$6,117	$—	$14,043	$20,160
Coupon range	3.2% — 3.8%	1.8%	2.4% — 9.0%	1.8% — 9.0%

None of the U.S. Treasuries have call features as of September 30, 2004.

Loans

The following table indicates loans outstanding, as of the dates indicated:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Commercial	$106,553	$95,761
Syndicated	30,542	33,088
Real estate:
Construction, land acquisition and development	77,352	40,493
Commercial mortgage	235,730	234,967
Residential mortgage	104,219	101,133
Home equity	148,870	139,926
Indirect vehicle:
Auto	266,693	226,866
Harley Davidson motorcycle	50,529	35,957
Consumer	7,880	7,487

Loans, net of unearned discount	$1,028,368	$915,678

Total loans increased $112.7 million as compared to December 31, 2003, due primarily to increases in indirect vehicle loans as well as every segment of the portfolio with the exception of syndicated loans. The growth was the result of new business complemented by a reduced amount of payoffs from the level experienced throughout 2003. Loans have continued to climb since the low in August 2003 of $863.6 million.

In 2004, the Company added six seasoned lenders, three in commercial real estate lending, two in commercial lending, and one in leasing. Two of the senior commercial real estate lenders have formed the nucleus of a new department, Corporate and National Real Estate, which is primarily engaged in seeking out and underwriting larger-sized real estate loans through their existing networks of contacts. The intent is not to build a portfolio of box-car sized loans, but to utilize this platform to access more loan opportunities and then to mitigate this risk, while enhancing returns, with outbound syndication/participation capability. In addition, the Corporate and National Real Estate Department is the focal point for branch expansion, oversees the development and investment activities of Oak Real Estate Development Corporation and West Erie LLC, and promotes our real estate-related Community Reinvestment Act initiatives.

The leasing officer works within the Commercial Loan Department, utilizing his referral network among large financial institutions to purchase discounted leases, principally the “debt strip” or loan piece. Underlying credits are typically near-investment or investment grade, with primary reliance on the credit worthiness of the lessee, rather than the collateral.

The commercial and syndicated loan portfolios are substantially secured by business assets. Loans secured by real estate comprise the greatest percentage of total loans. Commercial mortgages and construction, land acquisition and development loans are generally secured by properties in the Chicago metropolitan area. Substantially all of the Company’s residential real estate loans are secured by first mortgages, and home equity loans are secured primarily by junior liens (and sometimes first liens) on one-to-four family residences. Substantially all of the Company’s combined portfolio of residential and home equity loans are for residences located in the Chicago metropolitan area and a great majority have loan to value ratios of less than 80% of the appraised value. Indirect loans represent consumer loans made through a network of new car and Harley

Davidson dealers. There is no significant concentration of loans exceeding 10% of total loans in any specific industry or specific region of the United States other than the Chicago metropolitan area, except as described.

Commercial loans increased $10.8 million to $106.6 million at September 30, 2004 partially due to an increase of $4.7 million in lease financing to $18.6 million at September 30, 2004. This category is comprised of approximately 18% new car dealers; 14% insurance premium receivables; 6% physicians’ practices; 6% electrical contractors; 6% roofing and siding; and 50% of various other industries in which the Company has no significant concentration.

Syndicated loans decreased $2.5 million to $30.5 million at September 30, 2004 due primarily to payoffs and paydowns totaling $18.0 million, partially offset by new loans booked. Total exposure to nationally syndicated loans (including unfunded commitments) was $85.2 million and $76.8 million at September 30, 2004 and December 31, 2003, respectively. Of the total exposure, approximately 25% is in the gaming and leisure industry; approximately 20% in the food industry; and 55% of various other industries in which the Company has no significant concentration.

Construction, land acquisition and development loans increased $36.9 million to $77.4 million at September 30, 2004 due primarily to new loans booked with balances outstanding totaling $37.4 million, slightly offset by payoffs and paydowns. This portfolio is comprised of approximately 69% construction of 1-4 family detached homes, condominiums and townhouses in the Chicago metropolitan area; 18% multi-family residential projects; and 13% retail properties.

Commercial mortgage loans increased slightly to $235.7 million at September 30, 2004 due primarily to new loans booked totaling $64.5 million, partially offset by loan payoffs and paydowns. This portfolio is comprised of approximately 45% multi-family residential properties; 26% retail properties; 19% owner-occupied office and industrial buildings; and 10% non-owner occupied office and industrial buildings.

Residential mortgage loans increased $3.1 million to $104.2 million at September 30, 2004 due primarily to new loans booked, offset by payoffs and paydowns. The Company kept $25.0 million of the $37.7 million in 2004 mortgage loan originations for the Bank’s portfolio. The remaining $12.7 million in originations were sold with servicing released to investors. Generally, at the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and current market trends.

Home equity loans increased $8.9 million to $148.9 million at September 30, 2004. The increase was due to new originations and increased usage, partially offset by payoffs.

Indirect auto loans increased $39.8 million to $266.7 million at September 30, 2004 due to approximately $133.0 million in new loans booked, offset by payoffs and paydowns. The Company’s indirect auto portfolio consists of approximately 15,100 loans originated in the Chicago metropolitan area, of which 82% are new and 18% are used vehicles. The Bank is currently sixth in the Chicago market among banks in new car loan originations. The average life of the indirect auto portfolio is 2.8 years.

Harley Davidson motorcycle loans increased $14.6 million to $50.5 million at September 30, 2004. The Company’s portfolio consists of approximately 4,200 loans generated in thirteen states as part of a national marketing initiative, of which 61% were originated in Illinois and Wisconsin.

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

The following table summarizes the loan loss experience for the first nine months of 2004 and 2003.

	Nine months ended
	September 30,
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$8,369	$7,351

Charge-offs during the period: (1)
Syndicated	—	(815)
Home equity	(15)	—
Indirect vehicle	(338)	(342)
Overdraft loans and uncollected funds	(4)	(5)
Consumer	(8)	(8)

Total charge-offs	(365)	(1,170)
Recoveries during the period: (1)
Construction, land acquisition and development	15	492
Commercial	1	1
Home equity	15	—
Indirect vehicle	208	169
Overdraft loans and uncollected funds	50	1
Consumer	7	11

Total recoveries	296	674
Net charge-offs during the period	(69)	(496)
Provision for loan losses	500	1,350

Allowance for loan losses, end of the period	$8,800	$8,205

Ratio of net charge-offs to average loans outstanding (annualized)	.01%	.07%
Allowance for loan losses as a percent of loans outstanding	.86%	.94%
Ratio of allowance for loan losses to nonperforming loans	34.92x	13.93x

(1)	There were no charge-offs or recoveries in the commercial mortgage or residential mortgage loan portfolios during the periods presented.

The Company’s allowance for loan losses was $8.8 million at September 30, 2004, or .86% of loans outstanding, compared to $8.2 million, or .94% of loans outstanding, at September 30, 2003. Management believes the allowance for loan losses is at an adequate level commensurate with the risks inherent in the loan portfolio.

Net charge-offs for the first nine months of 2004 totaled $69,000 compared to $496,000 in 2003 (net recoveries of $62,000 and net charge-offs of $57,000 for the three months ended September 30, 2004 and 2003, respectively). Gross charge-offs in 2004 of $365,000 and gross recoveries of $296,000 relate primarily to the Company’s indirect vehicle portfolio and a partial recovery on an overdraft loan charged off in 1998. Annualized net charge-offs on this indirect portfolio were 6 basis points at September 30, 2004 and 10 basis points at September 30, 2003, well below peers. In 2003, gross charge-offs of $1,170,000 related primarily to $815,000 charged off on the sale into the secondary market of two performing nationally syndicated credits. In 2003, gross recoveries for the first nine months were $674,000, of which $492,000 related to a hotel loan charged off in 2002. With the exception of these significant 2003 transactions, substantially all other net charge-offs related to the indirect vehicle portfolio.

Asset Quality

The following table summarizes the Company’s nonperforming assets (nonaccrual loans, loans past due 90 days or more and still accruing, OREO, and repossessed vehicles):

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$162	$293
Loans which are past due 90 days or more and still accruing	90	249

Total nonperforming loans	252	542
Other real estate owned	11,187	16,130
Repossessed vehicles	72	106

Total nonperforming assets	$11,511	$16,778

Nonperforming loans to total loans outstanding	.02%	.06%
Nonperforming assets to total assets	.55%	.91%
Nonperforming assets to total capital	8.76%	13.88%

OREO
The balance in OREO is a luxury condominium project located at 60 W. Erie Street in River North in Chicago. Title to the property was acquired in November 2002 as a result of a default by the developer which involved bank fraud and recorded at its then net realizable value. The project, which consists of 24 condominium units and 53 deeded parking spaces, was completed within budget during the first quarter of 2004. Through September 30, 2004, 12 units and 28 parking spaces were sold, closed and occupied.

The repayment of the Bank’s investment in the project is dependent on the strength of the Chicago luxury condominium market. Due to an oversupply of luxury condominiums in the Chicago market, the Company performed a market pricing analysis and reduced prices of its 12 remaining units. In addition, the Company changed sales agents to market the remaining units.

As a consequence of these actions, in September 2004 the Company recorded a provision for loss on OREO of $1,217,000 ($791,000 after-tax) to reflect the project’s current net realizable value. Since September 30, 2004, with the reduced pricing and new sales and marketing agent, the Company sold and closed on one additional condominium unit and two parking spaces.

At September 30, 2004, the property is recorded at its net realizable value, and there is approximately $464,000 of costs yet to be paid. Management will continue to evaluate the property quarterly for impairment and record valuation adjustments as deemed necessary.

A schedule of activity in the OREO property for the nine months ended September 30, 2004 and since its acquisition is shown in the following table:

	Nine months ended	Since Acquisition
	September 30, 2004	(November 2002)
	(Dollars in thousands)
Beginning Balance	$16,130	$—
Transfer of net realizable value to OREO	—	3,606
Funding towards project	2,220	18,693
Sales proceeds, net	(5,946)	(8,480)
Provision for OREO	(1,217)	(2,632)

Balance at September 30	$11,187	$11,187

The Bank remains the plaintiff in a number of civil lawsuits brought against various individuals and entities, which arose in connection with the fraud. Jeffrey Grossman and Donald Grauer, the two principals of the developer in the original project, each recently pled guilty in the U.S. District Court for the Northern District of Illinois pursuant to plea agreements between each defendant and the U.S. Attorney’s Office. The Government is seeking mandatory restitution from Grossman and Grauer on behalf of the Bank and other victims for losses resulting from this scheme. Mr. Grauer committed suicide subsequent to entering this plea agreement. The amount and timing of any recoveries from such restitution cannot be ascertained at this time.

Repossessed Autos
Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but rather are classified as “other assets” on the Balance Sheet. The typical holding period for resale of repossessed vehicles is 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The Bank’s portfolio of repossessed assets totaled $72,000 at September 30, 2004 compared to $106,000 at December 31, 2003.

Potential Problem Loans
In addition to nonperforming assets, there are certain loans in the portfolio that management has identified, through its loan risk grading process, which exhibit higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans, including related outstanding commitments, totaling $259,000 at September 30, 2004, down from $8.9 million at December 31, 2003.

Deposits

At September 30, 2004, total deposits were $1.722 billion, an increase of $263.2 million, or 18%, compared to December 31, 2003. Interest-bearing deposits increased $252.6 million primarily due to an increase of $218.4 million in time deposits, $19.4 million in money market accounts, and $14.8 million in savings deposits and NOW accounts. The growth in time deposits was primarily due to a $171.9 million increase in public funds to $399.1 million resulting from new relationships with public school districts state-wide and continued deposit growth in the Graue Mill and St. Charles branches opened in 2003 (up $14.2 million). Money market growth was fueled primarily by new municipal customers. The growth in savings deposits and NOW accounts was primarily due to the tiered-rate retail checking product. Noninterest-bearing demand deposits increased $10.6 million primarily from treasury management clients.

Capital Resources

Shareholders’ equity totaled $131.4 million at September 30, 2004 compared to $120.9 million at December 31, 2003 and $117.5 million at June 30, 2004. The significant fluctuations in total capital are the result of the fluctuation in the market value of investment securities. Given the size and contractual maturity of the Company’s investment portfolio, in a rising rate environment it is probable accumulated other comprehensive income will decline as it did on June 30, 2004. Although such a decline, if it were to occur, would translate into lower shareholders’ equity and a lower book value per share, it would have no effect on regulatory capital calculations. The Company and the Bank’s capital ratios exceeded not only minimum regulatory guidelines, but also the FDIC criteria for “well capitalized” banks.

As discussed in Note 6 to this Form 10-Q, the Company adopted FIN No. 46R which required the deconsolidation of the three statutory trust subsidiaries for financial statement presentation. The $23.713 million of junior subordinated notes issued to capital trusts net of the $713,000 equity in common securities of the statutory trusts is included in the Tier 1 Capital calculation below. The Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the TRUPS in their Tier 1 Capital calculation for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal which, if passed, will be effective March 31, 2007. This proposal reduces the allowable level of TRUPS for purposes of calculating Tier 1 Capital to be 25% of core capital elements net of goodwill and includes a phase out period for the final five years prior to the TRUP maturity. Since the Company does not have any goodwill, the Company would still be considered “well capitalized” as the current level of TRUPS would still be within the new allowable limits. There can be no assurance that the Federal Reserve’s proposal will be adopted in the current form.

The following table shows the capital ratios of the Company and the Bank as of September 30, 2004 and the minimum ratios for “well capitalized” and “adequately capitalized” status.

			Capital Required To Be
					Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2004:
Total Capital (to Risk Weighted Assets)
Consolidated	$161,234	12.13%	$132,889	10%	$106,311	8%
Oak Brook Bank	147,846	11.19	132,153	10	105,723	8
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	152,434	11.47	79,734	6	53,156	4
Oak Brook Bank	139,046	10.52	79,292	6	52,861	4
Tier 1 Capital (to Average Assets)
Consolidated	152,434	7.22	105,528	5	84,423	4
Oak Brook Bank	139,046	6.61	105,114	5	84,092	4

The market price of the Company’s common stock at September 30, 2004 was $30.84 with a tangible book value of $13.11 per share. The ratio of the Company’s price to the last 12 months diluted EPS, commonly called its PE ratio, was 16.4x at September 30, 2004.

During the first nine months of 2004, the Company paid dividends of $.46 per share. The dividend payout ratio on nine month earnings was 33.1% for 2004. On July 20, 2004 the Company declared a quarterly cash dividend of $.16, payable on October 22, 2004 to shareholders of record as of October 8, 2004.

In 2000, the Board of Directors approved a stock repurchase program which authorizes (but does not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through January 2005 (as extended). Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. The Company repurchased 20,700 shares during the first nine months of 2004 at an average price of $29.45 per share, and there are 127,890 shares remaining available for repurchases under the program.

Branch Expansion

The Company’s banking subsidiary is Oak Brook Bank. The Bank currently operates seventeen banking offices: fifteen in the western suburbs of Chicago, one in the northern suburbs of Chicago, and one at Huron and Dearborn streets in downtown Chicago, in addition to a Call Center at 800-536-3000 and an Internet branch at www.obb.com.

In March 2004, the Bank announced plans to construct its 18th office at the southwest corner of Lyman Avenue and 75th Street in Darien, Illinois. The Bank acquired the 1.02 acre site on March 30, 2004. The Bank’s parcel is part of a larger 11.7 acre planned unit development being developed by ORIX Bradford Darien Venture. Construction is underway and the Bank expects to complete its Darien branch early in the second quarter of 2005.

In July 2004, the Bank announced plans to construct a branch at 212-214 West Street, just south of the Metra commuter train station in Wheaton, Illinois. The Bank contracted to acquire the property in July and closed on the property in August 2004. Bank regulatory and municipal approvals have been obtained, and the Bank will soon begin the process to obtain local permits. The Bank expects to complete its Wheaton branch in late 2005.

Additionally, the Bank had previously announced its plans to acquire a branch site in Yorkville, Illinois, subject to the fulfillment of certain conditions. As a result of unresolved contractual issues, the Bank has terminated its land purchase agreement.

The Company’s primary growth strategy continues to emphasize branch expansion in the Chicago metropolitan area, especially the western suburbs of Chicago. This organic growth model focuses on providing market fill-ins in the Bank’s core west suburban market; extending our market to locations the Bank has concentrations of deposit and loan customers but no physical presence; and, extending our market into high growth outlying areas. The Bank is continuously seeking opportunities that meet these criteria. Although this form of growth requires a significant investment in nonearning assets during the construction phase and operating costs for several years exceed revenues, the Company believes its market warrants judicious office additions.

Condensed Consolidated Quarterly Earnings Summary

	2004			2003
	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)
Interest income	$22,731	$20,856	$20,372	$19,937	$19,635	$20,079	$20,284
Interest expense	8,963	7,591	7,254	7,020	6,582	7,295	7,807

Net interest income	$13,768	$13,265	$13,118	$12,917	$13,053	$12,784	$12,477
Provision for loan losses	—	250	250	250	350	250	750

Net interest income after provision for loan losses	$13,768	$13,015	$12,868	$12,667	$12,703	$12,534	$11,727
Other income:
Service charges on deposit accounts:
Treasury management	1,165	1,087	1,207	1,117	1,310	1,551	1,623
Retail and small business	330	322	297	324	320	314	301
Investment management and trust fees	645	661	639	589	532	538	481
Merchant credit card processing fees	1,594	1,486	1,331	1,260	1,189	1,152	1,248
Gain on mortgages sold, net	52	108	17	50	311	383	260
Income from bank owned life insurance	210	211	213	220	216	199	194
Income from sale of covered call options	193	437	343	259	188	445	275
Broker dealer income	51	74	27	28	25	11	—
Other operating income	351	350	325	310	370	315	310
Net investment securities gains (losses)	255	(5)	167	—	(39)	225	31

Total other income	$4,846	$4,731	$4,566	$4,157	$4,422	$5,133	$4,723
Other expense:
Salaries and employee benefits	6,009	6,076	6,091	5,675	6,046	5,912	5,713
Occupancy expense	843	799	855	884	715	676	618
Equipment expense	530	509	520	527	506	471	475
Data processing	503	456	438	464	484	428	452
Professional fees	265	258	154	342	281	324	362
Postage, stationery and supplies	253	268	237	327	274	267	264
Advertising and business development	562	568	513	356	478	498	446
Merchant credit card interchange	1,262	1,199	1,060	1,012	946	898	943
Provision for other real estate owned	1,217	—	—	212	232	971	—
Other operating expenses	527	537	535	547	572	456	449

Total other expense	$11,971	$10,670	$10,403	$10,346	$10,534	$10,901	$9,722

Income before income taxes	$6,643	$7,076	$7,031	$6,478	$6,591	$6,766	$6,728
Income tax expense	2,077	2,275	2,266	1,809	1,955	2,182	2,182

Net income	$4,566	$4,801	$4,765	$4,669	$4,636	$4,584	$4,546

Diluted earnings per share	$.46	$.48	$.48	$.47	$.47	$.47	$.46

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See “Interest Rate Sensitivity” in Item 2 above.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In the third quarter of 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(C) Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended September 30, 2004.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that may
	Total Number		as Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased(2)	Paid per Share	or Programs(2)	Programs(1)
July 1, 2004 through July 31, 2004	—	—	—	127,890
August 1, 2004 through August 31, 2004	—	—	—	127,890
September 1, 2004 through September 30, 2004	—	—	—	127,890

Total	—	—	—	127,890

(1)	In 2000, the Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to 300,000 shares of common stock through January 31, 2005 (as extended in August 2003).

(2)	Does not include shares tendered to pay withholding tax or the exercise price of an option.

ITEM 6. EXHIBITS

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit (3.2)	Amended and Restated By-Laws of the Company as amended through January 27, 2004 (Exhibit 3.2 to the Company’s Form 10-Q Quarterly report for the period ended March 31, 2004, incorporated herein by reference).

Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the period ended September 30, 1999, incorporated herein by reference).

Exhibit (4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.3)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (10.1)	Twelfth Amendment to Revolving Credit Agreement between First Oak Brook Bancshares, Inc. and LaSalle Bank National Association dated April 1, 2004.

Exhibit (31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eugene P. Heytow, Chief Executive Officer.*

Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*

Exhibit (32.1)	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eugene P. Heytow, Chief Executive Officer.*

Exhibit (32.2)	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rosemarie Bouman, Chief Financial Officer.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC. (Registrant)
Date: November 5, 2004	/s/ RICHARD M. RIESER, JR
Richard M. Rieser, Jr.
President (Duly authorized officer)

Date: November 5, 2004	/s/ ROSEMARIE BOUMAN
Rosemarie Bouman
Vice President, Chief Financial Officer