Form 10-K
period 2004-12-31
FIRST OAK BROOK BANCSHARES INC
filed 2005-03-14
CIK 717837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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
      The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at June 30, 2004 was approximately: $193,353,148 based upon the closing price of the Company’s common stock of $30.30 per share as reported by NASDAQ on June 30, 2004. As of March 10, 2005, 9,772,548 shares of common stock were outstanding.
Documents incorporated by reference
      Portions of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed by April 8, 2005 are incorporated by reference in Part III.

Form 10-K Table of Contents

PART I

ITEM 1.	Business and Statistical Disclosure by Bank Holding Companies
General
      First Oak Brook Bancshares, Inc. (the “Company”) was organized under Delaware law in 1983 as a bank holding company under the Bank Holding Company Act of 1956, as amended. Effective May 26, 2004, the Company became a Financial Holding Company pursuant to the Gramm-Leach-Bliley Act of 1999. The Company is headquartered and its largest banking office is located in Oak Brook, Illinois, twenty miles west of downtown Chicago. The Company employs 322 full-time and 37 part-time employees which represent 342 full-time equivalent employees at December 31, 2004.
      The Company has authorized 16,000,000 shares of Common Stock with a par value of $2.00. As of December 31, 2004, the Company had total assets of $2.083 billion, loans of $1.072 billion, deposits of $1.715 billion, and shareholders’ equity of $133.8 million.
      The Company owns all of the outstanding capital stock of Oak Brook Bank (the “Bank”) in Oak Brook, Illinois, which is an Illinois state-chartered bank. The business of the Company consists primarily of the ownership, supervision and control of the Bank. The Company provides the Bank with advice, counsel and specialized services in various fields of banking policy and strategic planning. In addition to the Bank, the Company’s business is conducted by the following wholly-owned subsidiaries:

FOBB Statutory Trust I, FOBB Statutory Trust II and FOBB Statutory Trust III: These subsidiaries were created in 2000, 2002 and 2003, respectively, for the purpose of raising capital through participation in pooled trust preferred offerings. In accordance with new accounting guidelines, the statutory trust subsidiaries were deconsolidated on January 1, 2004. See Note 1 to the Company’s financial statements under Item 8 of this Form 10-K for more information.

First Oak Brook Capital Markets, Inc. (“FOBCM”): FOBCM was incorporated in April 2004 and in January 2005, obtained approval to operate as a broker/dealer member of the National Association of Securities Dealers, Inc. (“NASD”). During the second quarter of 2005, FOBCM will assume the current securities transaction activities of the investment sales center of the Bank and will be able to engage in expanded securities trading and underwriting activities.
      The Bank owns the following wholly-owned subsidiaries:

Oak Real Estate Development Corporation: This subsidiary was formed in 2000 to acquire, develop and rehabilitate single family and multifamily properties in Illinois.

West Erie, LLC: This subsidiary was formed in 2002 solely to develop and market a luxury condominium project acquired by the Bank and held in Other Real Estate Owned. See “Asset Quality” in Item 7 of this Form 10-K for more information.

OBB Real Estate Holdings, LLC and OBB Real Estate Investments, LLC: OBB Real Estate Holdings, LLC, a wholly-owned subsidiary of the Bank, owns substantially all the shares of OBB Real Estate Investments, LLC. These subsidiaries were formed in October 2003 as part of an initiative to enhance earnings by reducing expenses and to provide alternative methods of raising capital in the future.
      The Company, through the Bank, operates in a single line of business encompassing a general retail and commercial banking business primarily in the Chicago metropolitan area. The services offered include demand, savings and time deposits, corporate treasury management services, merchant credit card processing, commercial lending products such as commercial loans, construction loans, mortgages and letters of credit, and personal lending products such as residential mortgages, home equity lines and vehicle loans. The Bank operates a full-service investment management and trust department and an investment sales center. Currently, the investment sales center executes customer investment transactions in U.S. Treasury, U.S. Government agency, corporate and municipal securities and mutual funds primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth families. During the second quarter of 2005, the services and investment products of the investment sales center will be assumed by and offered through FOBCM.
      The Bank offers its services through multiple delivery channels. The Bank has seventeen brick and mortar offices; ten in DuPage County, five in Cook County, one in Will County, and one in Kane County, Illinois. Fifteen of these offices are in the western suburbs of Chicago, one is in a northern suburb of Chicago and one is in the River North neighborhood of Chicago, just north of the Loop and west of Michigan Avenue. In March 2005, the Bank expects to open its eighteenth office in Darien, Illinois (DuPage County). See “Branch Expansion” in Item 7 of this Form 10-K for additional information regarding planned expansion. The Bank offers a call center at 800-536-3000. The Bank’s Internet Branch at www.obb.com offers on-line banking and bill payment services in addition to accepting applications for consumer loans and retail accounts. The Bank has deployed 21 owned ATM’s, 17 located at bank offices and 4 located off premises, which its customers can use for free. The Bank also allows its customers access to networked ATM’s (STAR & CIRRUS) for a fee.
      The extension of credit inherently involves certain levels and types of risk (credit and default risk, interest rate and maturity mismatch risk, liquidity risk, industry and concentration risk and general economic conditions), which the Company manages through its lending, credit and asset/liability management policies and procedures. Credit risk is controlled and monitored through the use of lending standards, an individual review of potential borrowers and active asset quality management and administration. Active asset quality management and administration, including early problem loan identification and timely resolution of problems, further promotes appropriate management of credit risk and minimization of loan losses.
      Loans originated must comply with both federal and state governmental rules, regulations and laws. While the Bank’s loan policies vary for different loan products, the policies generally cover such items as: percentages to be advanced and the type of lien taken to secure collateral, payment and maturity terms, down payment and/or loan-to-value requirements, debt-to-income and/or debt service coverage ratios, credit history, insurance requirements and other matters of credit concern. The Bank’s loan policies grant limited loan approval authority to designated loan officers. When a credit request exceeds the loan officer’s approval authority, approval by a senior lending officer, bank loan committee, directors’ loan committee and/or the full board of directors is required.
Competition
      The Bank’s offices are part of the Chicago banking market, as defined by the Federal Reserve Bank of Chicago. At June 30, 2004 (the most recent date for which statistics are available), the Chicago banking market consisted of 338 financial institutions (commercial banks and thrift institutions) with total deposits of $220.5 billion. Based on total deposits, the Bank was the eighteenth largest financial institution within the Chicago banking market. At June 30, 2004, the Bank’s market share was approximately 5.9% of the total deposits in 75 DuPage County financial institutions (representing 337 offices), an approximate .6% market share of total deposits in 49 Kane County financial institutions (representing 161 offices), an approximate .5% market share of total deposits in 51 Will County financial institutions (representing 174 offices) and an approximate .2% market share of total deposits in 202 Cook County financial institutions (representing 1,387 offices).
      The Bank is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries, including banks, thrifts, finance companies, credit unions, mortgage companies, merchants, stockbrokers, insurance companies, mutual funds and investment companies. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits; the price of products and services; the variety of financial services offered; convenience of service delivery in terms of extended hours, access to services through branches and offices, ATMs, the internet and call centers; and the qualifications, experience and skills of bank personnel. Additional competitive pressure also comes from several out-of-state banks’ (for example, Fifth Third Bank, Washington Mutual Savings Bank, Bank of America and National City) aggressive branch expansion within the Chicago banking market. In doing so, these banks are competing with the Bank not only for retail and commercial customers, but also for competent bank personnel.

Available Information
      The Company’s Internet address is www.firstoakbrook.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the website also includes Investor Information, Stock Information, Corporate Governance Policies, Code of Ethics, Audit Committee Charter and Independent Directors Committee Charter including sub-charter relating to Compensation Matters and Nominating and Corporate Governance Matters.
Regulation and Supervision
General
      Banking is a highly regulated industry both at the federal and state levels. The following is a summary of several applicable statutes and regulations. However, these summaries are not complete, and reference should be made to the statutes and regulations for more information. Also, these statutes and regulations may change in the future, and it cannot be predicted what effect such changes, if made, will have on the Company. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors, rather than stockholders of banks and bank holding companies.
Bank Holding Company Regulation
      The Company is registered as a “bank holding company” with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act of 1956 and the regulations issued thereunder are collectively referred to as the “BHC Act”), and effective May 26, 2004, the Company became a Financial Holding Company under the BHC Act. By virtue of being a Financial Holding Company, the Company is permitted to expand the range of financial activities in which it may engage. Such additional activities include underwriting, dealing in and otherwise making a market in securities and underwriting, brokering and selling insurance. The Company is subject to regulation under the federal banking laws, federal securities laws and Delaware law. Supervision and examination of the Company under the federal banking laws are conducted by the Federal Reserve. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation.
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
      As of December 31, 2004, the Company’s and the Bank’s capital exceeded the Federal Reserve’s and FDIC’s “well capitalized” guidelines. See Note 11 to the Company’s financial statements under Item 8 of this Form 10-K. As a Financial Holding Company, the Company would face sanctions, including loss of its status as a Financial Holding Company, if it or the Bank failed to be “well capitalized.”
      Acquisitions. The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. As stated above, the Federal Reserve expects bank holding companies to maintain strong capital positions while experiencing growth. In addition, the Federal Reserve, as a matter of policy, may require a bank holding company to be “well-capitalized” at the time of filing an acquisition application and upon consummation of the acquisition. As previously noted, the Company and the Bank must be “well-capitalized” for the Company to maintain its status as a Financial Holding Company.
      Under the BHC Act and Federal Reserve regulations, the Company is prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products, the Company may not condition a client’s purchase of one of its services on the purchase of another service.
      Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Efficiency Act of 1994 (the “Interstate Banking Act”), bank holding companies are allowed to acquire banks across state lines subject to various limitations. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After acquiring branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.
      Ownership Limitations. Under the Illinois Banking Act, any person who acquires more than 10% of the Company’s common stock may be required to obtain the prior approval of the commissioner of the Illinois Department of Financial and Professional Regulation. Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring control of 10% or more of the Company’s outstanding common stock.
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

      In addition to the restrictions on dividends imposed by the Federal Reserve, Delaware law also places limitations on the Company’s ability to pay dividends. For example, the Company may not pay dividends to shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company’s cash flow is the dividends from the Bank, the Company’s ability to pay dividends will depend on the amount of dividends paid by the Bank. The Company cannot be sure that the Bank will always be able or permitted to pay such dividends.
Bank Regulation
      The Bank is subject to supervision and examination by the commissioner of the Illinois Department of Financial and Professional Regulation and, as a non-Federal Reserve member, FDIC-insured bank, to supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Chicago. The Federal Deposit Insurance Act (“FDIA”) requires prior FDIC approval for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the power to the FDIC to issue cease and desist orders. A cease and desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activity or could require a bank to take certain affirmative action. The FDIC also supervises compliance with federal law and regulations which place restrictions on loans by FDIC-insured banks (including the Bank) to an executive officer, director or principal shareholder of such bank, the bank holding company which owns such bank, and any subsidiary of such bank holding company. The FDIC also examines the Bank for its compliance with statutes which restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon: extensions of credit between the bank holding company and any non-banking affiliates; the purchase of assets from affiliates; the issuance of guarantees, acceptances or letters of credit on behalf of affiliates; and, investments in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit. Also, the Bank is subject to restrictions with respect to engaging in the issuance, underwriting, public sale or distribution of certain types of securities and to restrictions upon: the nature and amount of loans which it may make to a single borrower (and, in some instances, a group of affiliated borrowers); the nature and amount of securities in which it may invest; the amount of investment in the Bank premises; and the manner in and extent to which it may borrow money.
      Furthermore, all banks (including the Bank) are affected by the credit policies of the Federal Reserve, which regulates the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The Federal Reserve’s monetary policies have had a significant effect on the operating results of commercial banks in the past and we expect this trend to continue in the future.
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
      In addition to the foregoing, the ability of the Company and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as described below.
      Federal Reserve System. The Bank is subject to Federal Reserve regulations requiring depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $47.6 million of transaction accounts plus 10% on the remainder. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank’s balance in vault cash is available to satisfy reserve requirements. At December 31, 2004, the Bank is in compliance with these requirements.

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
      Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the Company or a stockholder controlling the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. Also, under FDICIA, insured depository institutions with assets of $500 million or more at the beginning of a fiscal year, must submit an annual report for that year, including financial statements and a management report, to each of the FDIC, any appropriate federal banking agency, and any appropriate bank supervisor. The Bank had assets of $500 million or more at the beginning of fiscal year 2004, and must therefore provide an annual report as required by FDICIA.
      As of December 31, 2004, the Company and the Bank had capital in excess of the requirements for a “well-capitalized” institution under the prompt corrective action provisions of FDICIA.
      Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund (“BIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and “C” (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Effective, January 1, 2005, the FDIC Assessment Rate Schedule for BIF member banks ranged from zero for “well capitalized” institutions to $.27 per $100 of deposits for “undercapitalized” institutions. During 2004, the Bank was classified as “well capitalized” and was assessed the BIF semi-annual rate of zero.
      Deposits insured by BIF are also assessed interest on bonds issued in the late 1980’s by the Financing Company to recapitalize the now defunct Federal Savings and Loan Insurance Company (“FICO bonds”). The Company’s deposit insurance for the FICO bonds was $224,000 in 2004.
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
      The Bank was assigned a “satisfactory” rating as a result of its last CRA examination in June 2004.
      Bank Secrecy Act; USA PATRIOT Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions in excess of a prescribed amount to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions in excess of a prescribed amount and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001 (“Patriot Act”), enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications. Financial institutions are required to establish, implement and train employees with respect to customer identification procedures to be followed by financial institutions in conjunction with BSA requirements. Bank regulatory authorities have been rigorous in monitoring compliance by banks with the BSA and the Patriot Act, and the penalties for non-compliance are severe. The Bank has expended substantial amounts of time and money to train its staff with respect to compliance measures and to acquire computer software to enhance such compliance.
      Compliance with Consumer Protection Laws. The Bank is subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Disclosure Act. Among other things, these acts: require banks to meet the credit needs of their communities; require banks to disclose credit and deposit terms in meaningful and consistent ways; prohibit discrimination against an applicant in any consumer or small business credit transaction; prohibit discrimination in housing-

related lending activities; require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects; require lenders to provide borrowers with information regarding the nature and cost of real estate settlement; prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.
      Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements and the Patriot Act. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease and desist orders, receivership, conservatorship or the termination of deposit insurance.
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
      Impact of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the “GLB Act”), among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Also, it permits a bank holding company which meets certain criteria to certify that it satisfies such criteria and become a Financial Holding Company and thereby engage in a broader range of activity than permitted a bank holding company. The criteria are: (i) both the bank holding company and its insured depository institution(s) being “well capitalized” and “well managed”; (ii) the insured depository institution(s) receiving at least a “satisfactory” examination rating under the Community Reinvestment Act; and (iii) the bank holding company filing a declaration with the Federal Reserve that it seeks to become a Financial Holding Company. Effective May 26, 2004, the Company satisfied all conditions and became a Financial Holding Company under the GLB Act. If, in the future, the criteria set forth in (i) or (ii) above cease to be satisfied, the Federal Reserve may impose sanctions on the Company. In the most recent examination of the Company and the Bank, both criteria were satisfied.
      The GLB Act also imposes requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of non-public personal information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. The FDIC and the other federal regulators have promulgated implementing regulations outlining the duties of financial institutions with regard to customer privacy. These regulations do not supersede state regulations regarding privacy, except to the extent that state regulations conflict with these regulations. The privacy regulations of the Illinois Banking Act continue to apply to the Bank, except to the extent that they conflict with the GLB Act and its implementing regulations.
      To the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can more aggressively compete in the market the Company currently serves.
      First Oak Brook Capital Markets, Inc. (“FOBCM”), the recently incorporated broker/dealer subsidiary of the Company, is a member of and subject to regulation by the NASD.

ITEM 2.	Properties
      The Company’s principal offices are located in Oak Brook, Illinois in the headquarters of the Bank. The Company leases space from the Bank. The Bank and its branches conduct business in both owned and leased premises. The Bank currently owns ten properties and leases space at seven other locations. The Company believes its facilities, in the aggregate, are suitable and adequate to operate its banking business. For information concerning lease obligations, see Note 5 to the Company’s financial statements under Item 8 of this Form 10-K. For information related to branch activities, see “Branch Expansion” in Item 7 of this Form 10-K.

ITEM 3.	Legal Proceedings
      From time to time, the Company or its subsidiaries may be party to various legal proceedings arising in the normal course of business. Since the Bank acts as a depository of funds, it may be named from time to time as a defendant in various lawsuits (such as garnishment and divorce proceedings, tax and judgment liens) involving claims to the ownership of funds in particular banking accounts. At December 31, 2004, neither the Company nor any of its subsidiaries is a party to or threatened with any material legal proceedings that we believe will have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders
      There were no matters submitted to a vote of shareholders during the fourth quarter of 2004.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock trades on the NASDAQ Stock Market under the symbol FOBB. As of February 17, 2005, there were 760 holders of record and approximately 1,952 beneficial shareholders. The table below presents certain per share information of our common stock for the periods indicated. See Notes 10, 12 and 14 to the Company’s financial statements under Item 8 of this Form 10-K for additional shareholder information.
Stock Data(1)

	Per Share

	Diluted
	Net	Dividends	Book			Quarter
Quarter Ended	Earnings	Paid	Value	Low Price(2)	High Price(2)	End Price

December 31, 2004	$.49	$.16	$13.33	$31.09	$33.47	$32.41
September 30, 2004	.46	.16	13.11	29.40	31.29	30.84
June 30, 2004	.48	.16	11.73	28.25	31.99	30.30
March 31, 2004	.48	.14	13.09	29.55	33.70	30.51
December 31, 2003	.47	.14	12.12	26.00	32.00	30.01
September 30, 2003	.47	.107	11.88	22.55	27.00	24.78
June 30, 2003	.47	.107	12.65	19.84	21.99	21.99
March 31, 2003	.46	.095	11.73	18.95	20.88	20.26

(1)	Common Stock data has been restated to give effect to the three-for-two stock split effective in August 2003.
(2)	The prices shown represent the high and low closing sales prices for the quarter.

Issuer Purchases of Equity Securities
      The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended December 31, 2004.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that may
	Total Number		as Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased(2)	Paid per Share	or Programs(2)	Programs(1)

October 1, 2004
through
October 31, 2004	11,653	$30.84	11,653	116,237
November 1, 2004
through
November 30, 2004	—	—	—	116,237
December 1, 2004
through
December 31, 2004	—	—	—	116,237

Total	11,653	$30.84	11,653	116,237

(1)	In 2000, the Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to 300,000 shares of common stock through January 2006 (as extended in August 2003 and again in January 2005). At December 31, 2004, there are 116,237 shares remaining available for repurchases under this program.
(2)	Does not include shares tendered to pay withholding tax or the exercise price of an option.

ITEM 6.	Selected Financial Data
      The consolidated financial information which reflects a summary of the operating results and financial condition of the Company for the five years ended December 31, 2004 is presented in the following table. All share and per share data has been restated to give effect to the three-for-two stock split effective in August 2003. This summary should be read in conjunction with consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the more detailed discussion and analysis of the Company’s financial condition and operating results is presented in Item 7 of this Form 10-K.
Earnings Summary and Selected Consolidated Financial Data

	At and for the years ended December 31,

	2004		2003		2002		2001		2000

	(Dollars in thousands except share data)
Statement of Income Data
Net interest income	$53,411		$51,231		$47,448		$38,916		$33,205
Provision for loan losses	500		1,600		14,650		1,550		900
Net interest income after provision for loan losses	52,911		49,631		32,798		37,366		32,305
Other income	18,532		18,435		17,450		14,442		10,482
Other expenses	43,732		41,503		35,741		31,928		27,117
Income before income taxes	27,711		26,563		14,507		19,880		15,670
Income tax expense	8,639		8,128		4,006		6,232		4,621
Net income	$19,072		$18,435		$10,501		$13,648		$11,049
Common Stock Data(1)
Basic earnings per share	$1.95		$1.92		$1.10		$1.44		$1.15
Diluted earnings per share	1.91		1.87		1.08		1.41		1.13
Cash dividends paid per share	.62		.449		.35		.30		.29
Book value per share	13.33		12.12		11.44		10.29		9.09
Closing price of Common Stock per share
High	33.70		32.00		22.97		17.00		12.25
Low	28.25		18.95		16.03		11.63		9.00
Year-End	32.41		30.01		20.95		16.10		11.75
Dividends paid per share to closing price	1.9%		1.5%		1.7%		1.9%		2.4%
Closing price to diluted earnings per share	16.97	x	16.05	x	19.5	x	11.4	x	10.4	x
Market capitalization	$318,292		$290,518		$199,050		$152,402		$111,844
Period end shares outstanding	9,820,811		9,680,711		9,501,196		9,465,947		9,518,618
Volume of shares traded	2,183,927		2,276,351		3,318,996		2,318,964		3,769,329

	At and for the years ended December 31,

	2004		2003		2002		2001		2000

	(Dollars in thousands except share data)
Year-End Balance Sheet Data
Total assets	$2,082,524		$1,847,815		$1,597,496		$1,386,551		$1,249,272
Loans, net of unearned discount	1,071,655		915,678		912,081		916,645		825,020
Allowance for loan losses	8,546		8,369		7,351		6,982		5,682
Investment securities	841,077		783,471		507,485		327,389		319,985
Demand deposits	265,251		250,101		247,806		211,939		221,552
Total deposits	1,714,536		1,458,502		1,264,731		1,077,966		978,226
FHLB of Chicago borrowings	161,418		161,500		102,000		86,000		81,000
Junior subordinated notes issued to capital trusts(2)	23,713		—		—		—		—
Trust Preferred Capital Securities (2)	—		23,000		18,000		6,000		6,000
Shareholders’ equity	133,787		120,892		111,942		99,552		87,606
Financial Ratios
Return on average assets	.96%		1.11%		.71%		1.04%		.90%
Return on average equity	15.21		15.79		10.03		14.47		13.58
Net interest margin	2.89		3.36		3.44		3.26		2.99
Net interest spread	2.56		2.97		2.89		2.38		1.95
Dividend payout ratio	32.70		25.75		32.98		21.29		25.45
Consolidated Capital Ratios
Average equity to average total assets	6.30%		7.05%		7.06%		7.22%		6.63%
Tier 1 capital ratio	11.57		12.52		11.06		10.03		9.75
Total capital ratio	12.20		13.26		11.73		10.72		10.35
Capital leverage ratio	7.47		8.11		7.74		7.42		7.47
Asset Quality Ratios
Nonperforming loans to total loans outstanding	.01%		.06%		.16%		.19%		.05%
Nonperforming assets to total assets	.49		.91		.60		.14		.05
Nonperforming assets to total capital	7.59		13.88		8.58		1.89		.67
Allowance for loan losses to total loans outstanding	.80		.91		.81		.76		.69
Net charge-offs to average loans	.03		.07		1.54		.03		.01
Allowance for loan losses to nonperforming loans	57.74	x	15.44	x	5.09	x	4.03	x	12.94	x

(1)	Common Stock data has been restated to give effect to the three-for-two stock split effective in August 2003.
(2)	The Company deconsolidated three statutory trust subsidiaries on January 1, 2004 upon adoption of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” As a result, the Company reported junior subordinated notes issued to capital trusts in lieu of trust preferred capital securities. See Note 8 to the Company’s financial statements under Item 8 of this Form 10-K for more information.

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation
      The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2004, 2003 and 2002. All share and per share data has been restated to give effect to the three-for-two stock split effective in August 2003. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K.
EXECUTIVE SUMMARY
      The Company, through its wholly-owned bank subsidiary, operates a single line of business encompassing a general retail and commercial banking business primarily in the Chicago metropolitan area. The Company is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries. Competition among financial intermediaries is generally expressed in terms of interest rates charged on loans and paid on deposits, the variety of financial products and services offered and the price of those products and services. The Company offers a full range of banking products and services such as demand, savings and time deposits, corporate treasury management services, merchant credit card processing and commercial and personal lending products. The Company also maintains a full-service investment management and trust department, and in 2003 formed an investment sales center to execute investment transactions in U.S. Treasury, U.S. Government agency, corporate and municipal securities and mutual funds, primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth individuals and families. During the second quarter of 2005, the Company’s subsidiary, FOBCM, will assume these investment transaction activities.
      The profitability of the Company’s operations depends on net interest income, provision for loan losses, noninterest income, and noninterest expense. Net interest income is dependent on the amounts and yields of interest-earning assets relative to the amounts and costs of interest-bearing liabilities, noninterest bearing liabilities and capital. Net interest income is sensitive to changes in market rates of interest and to the execution of the Company’s asset/liability management strategy. The provision for loan losses is affected by growth in and changes to the composition of the loan portfolio, management’s assessment of the quality and collectibility of the loan portfolio, loss experience, as well as economic and market factors that impact such matters.
      Noninterest income consists primarily of services charges from treasury management clients, merchant card processing fees, investment management and trust fee income, retail and small business fees, income from bank owned life insurance and covered call options, and to a lesser extent, gains on mortgages sold, securities dealer and annuity commissions and other ancillary income. Noninterest expenses are heavily influenced by the growth of the Company’s operations and branching structure including offering competitive salaries and benefits, merchant credit card interchange expense, advertising expense and any necessary provision for loss on other real estate owned. The Company’s primary growth strategy continues to emphasize the expansion of branch locations in the Chicago metropolitan area (and particularly the western suburbs of Chicago). The Company opened three new branches in fiscal year 2003, which added new deposits and increased noninterest expenses and has announced three additional branches planned to open in 2005 and one branch expected to open in early 2006. See “Branch Expansion” for additional information.
      The Company’s consolidated net income, earnings per share and selected ratios for 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Net income	$19,072,000	$18,435,000	$10,501,000
Basic earnings per share	$1.95	$1.92	$1.10
Diluted earnings per share	$1.91	$1.87	$1.08
Return on average assets	.96%	1.11%	.71%
Return on average equity	15.21%	15.79%	10.03%

      Set forth below are significant items that occurred during 2004 and some related 2003 discussion:

•	Assets at year-end grew to $2.083 billion, up 13% over 2003.

•	Equity increased to $133.8 million, up 11% over 2003.

•	Loans grew to a record $1.072 billion, up 17% over 2003.

•	Deposits were a record $1.715 billion, up 18% over 2003.

•	Cash dividends paid per share increased 38% over 2003.

•	FOBB share price increased 8% to $32.41 per share at year end.

•	Net income increased 3% in 2004. Net income in 2003 was up $7.9 million from 2002. The Company’s 2002 net income was depressed due to a large loan loss from fraud on a construction loan. See “Asset Quality”.

•	Net interest income increased $2.2 million. Volume of average earning assets increased $327.1 million, average investments rose $224.1 million and average loans rose $100.1 million.

•	Net interest margin went down 47 basis points to 2.89%. Margin compression was primarily due to a change in the mix of earning assets and having a balance sheet that is liability sensitive, lower prepayment penalties than in 2003, competitive pressures on loan and deposit pricing and the flattening of the yield curve.

•	Treasury management fees went down $1,102,000 primarily due to the loss of one significant customer in June 2003.

•	Trust fees rose $481,000 due to a $115.8 million increase in discretionary assets under management as compared to December 31, 2003.

•	Gain on mortgages sold was $242,000, down $762,000 from 2003, due to an overall mortgage market slowdown.

•	The sale of covered call options provided income of $1.1 million, down slightly from 2003.

•	The provision for loan losses was $500,000, down from $1.6 million in 2003, due to improved asset quality. Nonperforming loans totaled $148,000 and the Management Watch list (including commitments and excluding OREO) declined to $259,000 at December 31, 2004, down from $9.2 million at December 31, 2003.

•	Other Real Estate Owned (“OREO”) dropped to $9.9 million at year-end 2004 as compared to $16.1 million at year-end 2003.
      See “Results of Operations” for further explanation of the Company’s 2004 performance.
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
      The Company believes the policies that govern the allowance for loan losses and the deferred tax assets and liabilities are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements

Allowance for Loan Losses
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
      The analysis to determine the allocated portion of the allowance is again divided into two parts. The first part involves primarily an estimated calculation of losses on loans on the Management Watch list. The Company’s Management Watch list includes all nonaccrual loans, nonperforming loans and potential problem loans and related commitments. Although the Management Watch list includes the Company’s properties in OREO, these assets are reviewed individually and not included in the allowance for loan loss calculation (See “Asset Quality”). Loans on the Management Watch list are classified as “special mention”, “substandard”, “doubtful”, or “loss”. An asset is classified as substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and requiring charge-off. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention. The second part of the allocated portion involves primarily a calculation of the Bank’s actual net charge-off history (excluding the fraud loss in 2002) averaged with industry net charge-off history by major loan categories. The Bank also employs a rating system for loans in its Commercial Lending and Commercial Real Estate departments. Loans that are rated in certain categories may require a higher allocation.
      The unallocated portion of the reserve involves a higher degree of subjectivity in its determination. The Bank considers its portfolio composition, loan growth, management capabilities, economic trends, credit concentrations, industry risks, underlying collateral values and the opinions of bank management. Because the criteria for both the allocated and unallocated portion is subject to change, the allocation of the allowance is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio.
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

Income Taxes
      The Company accounts for income tax expense by applying statutory tax rates to federal and state taxable income. Federal and state taxable income is calculated based on management’s judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. In addition, the Company recognizes deferred tax assets and liabilities based on management’s judgments and estimates regarding temporary differences in the recognition of income and expenses for financial statement and income tax purposes.
      The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. While the Company has determined that a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are realizable. For additional disclosures on income taxes, see the section titled “Income Tax Expense” and Note 9 to the Company’s financial statements under Item 8 of this Form 10-K.
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

      The following table presents the average interest rate on each major category of interest-earning assets and interest-bearing liabilities for 2004, 2003, and 2002.
Average Balances and Effective Interest Rates

	2004			2003			2002

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates

	(Dollars in thousands)
Assets
Earning assets:
Fed funds sold and interest-bearing deposits with banks	$48,622	$691	1.42%	$45,678	$500	1.09%	$60,755	$1,001	1.65%
Investment securities:
Taxable securities	789,842	34,618	4.38	570,662	26,796	4.70	376,096	20,752	5.52
Tax exempt securities(1)	42,501	2,290	5.39	37,551	2,356	6.27	41,808	2,728	6.53

Total investment securities(2)	832,343	36,908	4.43	608,213	29,152	4.79	417,904	23,480	5.62
Loans:(1)(3)
Commercial(1)	95,176	4,228	4.44	88,386	4,666	5.28	96,093	6,222	6.47
Syndicated	31,625	1,429	4.52	39,347	1,898	4.82	41,655	2,043	4.90
Construction, land acquisition and development	62,946	3,748	5.95	56,084	3,579	6.38	95,777	5,609	5.86
Commercial mortgage	244,400	15,726	6.43	227,233	16,030	7.05	227,188	16,139	7.10
Residential mortgage	104,865	5,325	5.08	92,732	5,380	5.80	102,555	6,909	6.74
Home equity	145,539	5,700	3.92	131,934	5,207	3.95	116,593	5,475	4.70
Indirect vehicle:
Auto	253,292	10,384	4.10	212,962	11,366	5.34	209,801	13,854	6.60
Harley Davidson motorcycle	45,038	2,730	6.06	33,232	2,254	6.78	25,939	1,980	7.63
Consumer	7,765	474	6.10	8,669	540	6.23	10,811	760	7.03

Total loans, net of unearned discount	990,646	49,744	5.02	890,579	50,920	5.72	926,412	58,991	6.37

Total earning assets/ interest income	$1,871,611	$87,343	4.67%	$1,544,470	$80,572	5.22%	$1,405,071	$83,472	5.94%
Cash and due from banks	36,771			39,898			42,428
Other assets	90,102			79,429			46,183
Allowance for loan losses	(8,703)			(8,204)			(10,035)

	$1,989,781			$1,655,593			$1,483,647

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings deposits and NOW accounts	$281,964	$3,149	1.12%	$214,120	$2,163	1.01%	$144,650	$1,710	1.18%
Money market accounts	141,234	1,811	1.28	132,964	1,534	1.15	153,379	3,062	2.00
Time deposits	928,822	21,167	2.28	732,738	17,899	2.44	654,877	22,380	3.42

Total interest-bearing deposits	1,352,020	26,127	1.93%	1,079,822	21,596	2.00%	952,906	27,152	2.85%
Securities sold under agreements to repurchase and other short-term borrowings	41,651	450	1.08	78,779	829	1.05	94,350	1,596	1.69
FHLB of Chicago borrowings	161,940	5,197	3.21	99,679	5,051	5.07	91,241	5,390	5.91
Junior subordinated notes issued to capital trusts	23,713	1,526	6.44	—	—	—	—	—	—
Trust Preferred Capital Securities	—	—	—	18,178	1,228	6.76	12,214	981	8.03

Total interest-bearing liabilities/interest expense	$1,579,324	$33,300	2.11%	$1,276,458	$28,704	2.25%	$1,150,711	$35,119	3.05%
Noninterest-bearing demand deposits	271,259			246,525			216,100
Other liabilities	13,797			15,846			12,130

Total liabilities	$1,864,380			$1,538,829			$1,378,941
Shareholders’ equity	125,401			116,764			104,706

	$1,989,781			$1,655,593			$1,483,647

Net interest income/net interest spread(4)		$54,043	2.56%		$51,868	2.97%		$48,353	2.89%
Net interest margin (5)			2.89%			3.36%			3.44%

(1)	Tax equivalent basis. Interest income and average yield on tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35% in 2004, 2003 and 2002. See the following table for reconciliation to GAAP.
(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax equivalent yield of total investment securities was $832,987 and 4.43% in 2004; $599,081 and 4.87% in 2003; and $409,278 and 5.75% in 2002.
(3)	Total average nonaccrual loans of $252, $275 and $8,835 for the years ended December 31, 2004, 2003 and 2002, respectively, are included in the average balance. The majority of average nonaccrual loans for 2002 were construction loans which represented $8,794 of the total nonaccrual balance. The yield on construction loans would have been 6.45% for the year ended December 31, 2002 had nonaccrual loans been excluded.
(4)	Total yield on average earning assets, less total rate paid on average interest-bearing liabilities.
(5)	Net interest income on a tax equivalent basis divided by average earning assets.

      The following table indicates the reconciliation of the GAAP interest income to the tax equivalent interest income as reported in the average balance sheet for 2004, 2003 and 2002:

	Years ended December 31,			Years ended December 31,

	2004	2003	2002	2004	2003	2002

	(Dollars in thousands)
	Tax-exempt securities			Commercial loans
GAAP Income	$1,711	$1,787	$1,907	$4,175	$4,598	$6,138
Tax equivalent adjustment	$579	$569	$821	$53	$68	$84

Tax equivalent interest income	$2,290	$2,356	$2,728	$4,228	$4,666	$6,222

2004 versus 2003
      Net interest income, on a tax equivalent basis, increased $2,175,000, or 4%, as compared to 2003. The increase is primarily attributable to a 21% increase in average earning assets partially offset by an 47 basis point decrease in the net interest margin to 2.89% for 2004 from 3.36% for 2003. The Company anticipates average earning assets will continue to rise in 2005; however, continued margin pressure is also expected given the flattening of the yield curve and competitive pressures on loan and deposit pricing.
      The changes in net interest income and the net interest margin were primarily the result of the following:
RATE

•	The yield on average earning assets decreased 55 basis points to 4.67% while the cost of interest-bearing liabilities decreased 14 basis points to 2.11% for 2004. The Federal Reserve reduced the Fed funds rate by 25 basis points in June 2003. The Fed funds rate stayed constant until June 2004, at which time the Federal Reserve began raising rates gradually – doing so five times for an aggregate increase of 125 basis points by December 2004. Margin compression was partially the result of being liability sensitive (liabilities reprice more quickly than assets) as interest rates rose, competitive pressures on loan and deposit pricing and the flattening of the yield curve.

•	The decrease in the yield on average earning assets is due primarily to growth in lower yielding asset categories (investments and indirect auto loans). The investment portfolio yield was compressed partially as a result of the overall shortening of the contractual maturity of the portfolio to 6.3 years at December 31, 2004 from 7.8 years at December 31, 2003 and a reduction in accretion income. In addition, the Company experienced an overall decrease in loan fees of $685,000 (representing a seven basis point decline in the yield on average earning assets) in 2004 as compared to 2003 primarily due to a decrease in prepayment penalties and contingent fee arrangements. Although loan fees are amortized to income over the loan period as a normal part of the business, the additional fees associated with the prepayment of loans are less predictable and, during periods of higher prepayment activity, can result in a spike in earnings since these fees are recorded in income when received.

•	The decrease in the cost of average interest-bearing liabilities is due primarily to growth in public fund time deposits which typically have a lower cost and shorter terms than promotional rate retail time deposits.
VOLUME

•	Total average earning assets increased $327.1 million, or 21%, as compared to 2003. The Company’s average securities portfolio increased by $224.1 million, or 37%, and consists of increases in U.S. Government agency securities ($218.8 million), corporate and other securities ($13.0 million), and state and municipal obligations ($4.6 million), offset by a decrease in U.S. Treasury securities ($12.2 million). See “Investment Securities” for further analysis.

•	Average loans for 2004 increased $100.1 million, or 11%, as compared to 2003. The increase primarily consists of increases in indirect vehicle loans ($52.1 million), commercial mortgage loans ($17.2 mil-

lion), home equity loans ($13.6 million), residential mortgage loans ($12.1 million), and construction loans ($6.9 million). See “Loans” for further analysis.

•	Average interest-bearing liabilities increased $302.9 million, or 24%, as compared to 2003. Average interest-bearing deposits increased $272.2 million primarily due to growth in time deposits ($196.1 million), savings and NOW accounts ($67.8 million) and money market accounts ($8.3 million). Time deposits were augmented by a $107.5 million average increase in public funds, while savings and NOW growth was spurred by the promotion of higher rate products. The overall increase in average deposits includes an increase of $78.4 million from the three branches opened in 2003.

•	Average securities sold under agreements to repurchase and other short-term borrowings decreased $37.1 million due primarily to a $39.2 million average decrease in commercial and term repurchase agreements.

•	Average Federal Home Loan Bank (“FHLB”) of Chicago borrowings increased $62.3 million due primarily to the advance of an additional $75 million floating rate borrowing on December 30, 2003 as part of a balance sheet arbitrage initiated to lock in a favorable spread. See “Investment Securities” for further analysis.

•	As a result of the deconsolidation of the three statutory trust subsidiaries, the Company reported an average of $23.713 million in junior subordinated notes issued to capital trusts for 2004 in lieu of the $18.178 million of average trust preferred capital securities recorded for 2003. The average increase in the reported liability of $5.5 million is due primarily to the $5 million participation in a pooled trust preferred offering in the fourth quarter of 2003 and the $713,000 of the Company’s equity in the unconsolidated subsidiaries which is now included in Other Assets. See Notes 1 and 8 to the Company’s financial statements under Item 8 of this Form 10-K.

•	Average demand deposits increased $24.7 million due primarily to new customer volume and increased balances from existing treasury management customers.

2003 versus 2002
      Net interest income, on a tax equivalent basis, increased $3,515,000, or 7%, as compared to 2002. This increase is primarily attributable to a 10% increase in average earning assets partially offset by an 8 basis point decrease in the net interest margin to 3.36% for 2003 from 3.44% for 2002. Since the Company’s average deposits grew by $126.9 million, loan payoffs were high and loan demand was soft throughout much of 2003, the growth in earning assets was primarily invested in securities. The changes in net interest income and the net interest margin were primarily the result of the following:
RATE

•	The yield on average earning assets decreased 72 basis points to 5.22%, while the cost of deposits and other borrowed funds decreased 80 basis points to 2.25% for 2003. The Federal Reserve reduced interest rates by 50 basis points late in 2002 and another 25 basis points late in June 2003, resulting in an average prime rate for 2003 of 4.12% as compared to 4.68% for 2002. Although the Company uses various indexes (including prime) to price loans, this decrease in prime was indicative of the general falling interest rate environment.

•	As a result of the low interest rate environment, the expected margin compression was partially offset by increases in loan fees of $1,033,000 in 2003 as compared to 2002. Although loan fee income is a normal part of the business, the fees associated with the prepayment of loans and contingent fee arrangements are less predictable and can result in a spike in earnings since these fees are recorded in income when received. The margin was also boosted by accretion income of $196,000 on security calls. Since the Company’s policy is to accrete discounts to maturity, any remaining discount on a called security is immediately accreted to income.

VOLUME

•	Total average earning assets increased $139.4 million, or 10%, as compared to 2002. The Company’s average securities portfolio increased by $190.3 million, or 46%, and consisted of increases in U.S. Government agency securities ($136.2 million), U.S. Treasury securities ($31.2 million), and corporate and other securities ($23.9 million), offset by a decrease in municipal securities ($1.0 million). The increase in corporate and other securities was primarily due to the purchase of $30.0 million of FHLB of Chicago stock. See “Investment Securities” for further analysis.

•	Average loans for 2003 decreased $35.8 million, or 4%, as compared to 2002. The decrease was primarily attributable to high payoffs resulting in decreases in construction loans ($39.7 million), commercial loans ($10.0 million), and residential mortgage loans ($9.8 million), offset by growth in home equity loans ($15.3 million) and indirect vehicle loans ($10.5 million). Payoffs slowed and loan demand picked up towards the end of 2003, recouping most of the decrease experienced earlier in the year. The yield on loans dropped 65 basis points as compared to 2002. See “Loans” for further analysis.

•	Average Fed funds sold and interest-bearing deposits with banks decreased $15.1 million due to a decrease in short-term debt, and cash flows from deposit growth and loan repayments being invested in U.S. Government agency securities rather than in the Fed funds market.

•	Average interest-bearing liabilities increased $125.7 million, or 11%, as compared to 2002. Average interest-bearing deposits increased $126.9 million primarily due to growth in time deposits ($77.9 million) and in savings and NOW accounts ($69.5 million), offset by a decrease in money market accounts ($20.4 million). Time deposits were augmented by a $55.8 million average increase in public funds and a $13.4 million average increase in brokered CDs; savings and NOW growth was spurred by the promotion of higher rate products and the increase in 2003 includes average deposits of $34.2 million from the Countryside office (opened in January 2003), $5.4 million from the Graue Mill office (opened in May 2003), and $2.5 million from the St. Charles office (opened in October 2003).

•	Average short-term debt decreased $15.6 million due primarily to an $8.8 million average decrease in the treasury, tax and loan note and a $7.9 million average decrease in commercial repurchase agreements.

•	Average Federal Home Loan Bank (“FHLB”) of Chicago borrowings increased $8.4 million due primarily to advances obtained late in 2002 to finance the buildout of 60 W. Erie, carried in OREO (“60 W. Erie”). See “Asset Quality.”

•	Average Trust Preferred Capital Securities (“TRUPS”) increased $6.0 million through a $12 million participation in a pooled trust preferred offering late in the second quarter of 2002 and a $5 million participation in the fourth quarter of 2003. See Note 8 to the Company’s financial statements under Item 8 of this Form 10-K for more information.

•	Average demand deposits increased $30.4 million due primarily to new customer volume.

      The following table presents a summary analysis of changes in interest income and interest expense for 2004 as compared to 2003 and 2003 as compared to 2002. Interest income increased in 2004 primarily due to the increase in the average volume of loans and securities, partially offset by the overall 55 basis point decrease in the yield earned on interest earning assets. Interest expense increased primarily due to the increase in the average volume of interest-bearing liabilities (primarily time deposits and FHLB of Chicago borrowings), partially offset by the overall decrease of 14 basis points on the cost of interest-bearing liabilities.
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
Analysis of Net Interest Income Changes

	2004 Over 2003			2003 Over 2002

	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total

	(Dollars in thousands)
Increase (decrease) in interest income:
Fed funds sold and interest-bearing deposits with banks	$41	$150	$191	$(213)	$(288)	$(501)
Taxable securities	9,692	(1,870)	7,822	9,447	(3,403)	6,044
Tax exempt securities(2)	293	(359)	(66)	(270)	(102)	(372)
Loans, net of unearned discount(2,3)	5,428	(6,604)	(1,176)	(2,218)	(5,853)	(8,071)

Total interest income	$15,454	$(8,683)	$6,771	$6,746	$(9,646)	$(2,900)

Increase (decrease) in interest expense:
Savings deposits and NOW accounts	$740	$246	$986	$732	$(279)	$453
Money market accounts	100	177	277	(366)	(1,162)	(1,528)
Time deposits	4,538	(1,270)	3,268	2,437	(6,918)	(4,481)
Securities sold under agreements to repurchase and other short-term borrowings	(400)	21	(379)	(233)	(534)	(767)
FHLB of Chicago borrowings	2,440	(2,294)	146	470	(809)	(339)
Junior subordinated notes issued to capital trusts(4)	359	(61)	298	422	(175)	247

Total interest expense	$7,777	$(3,181)	$4,596	$3,462	$(9,877)	$(6,415)

Increase (decrease) in net interest income	$7,677	$(5,502)	$2,175	$3,284	$231	$3,515

(1)	The change in interest due to both rate and volume has been allocated proportionately.
(2)	Tax equivalent basis. Tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35% in 2004, 2003 and 2002.
(3)	Includes nonaccrual loans.
(4)	Shows junior subordinated notes issued to capital trusts at December 31, 2004 compared to Trust Preferred Capital Securities at December 31, 2003 due to deconsolidation of statutory trusts on January 1, 2004. See Notes 1 and 8 to the Company’s financial statements under Item 8 of this Form 10-K for more information.
Provision for Loan Losses
      The Provision for Loan Losses was $500,000 in 2004, a decrease of $1,100,000 as compared to 2003, primarily due to a lower level of charge-offs and improved asset quality, including a reduction in Management Watch list loans (including commitments and excluding OREO) to $259,000 at December 31, 2004 from $9.2 million at year end 2003. The provision decreased $13,050,000 in 2003 as compared to 2002 primarily due to special provisions in 2002 totaling $12,050,000 related to the loan fraud on 60 W. Erie. The remaining decrease in 2003 is primarily related to the reduction in Management Watch list loans.
      See “Allowance for Loan Losses” and “Asset Quality” for further analysis.
Summary of Other Income
      The following table summarizes significant components of Other Income and percentage changes from year to year:

				% Change

	2004	2003	2002	’04-’03	’03-’02

	(Dollars in thousands)
Service charges on deposit accounts— Treasury management	$4,499	$5,601	$6,162	(20)%	(9)%
Retail and small business	1,272	1,259	1,214	1	4
Investment management and trust fees	2,621	2,140	1,701	22	26
Merchant credit card processing fees	5,978	4,849	4,813	23	1
Gain on mortgages sold, net	242	1,004	814	(76)	23
Income from bank owned life insurance	847	829	184	2	351
Income from sale of covered call options	1,110	1,167	395	(5)	195
Income from revenue sharing agreement	—	—	450	—	—
Securities dealer income	224	64	—	250	—
Other operating income	1,398	1,305	1,403	7	(7)
Investment securities gains, net	341	217	314	57	(31)

Total	$18,532	$18,435	$17,450	1%	6%

2004 versus 2003
      Total Other Income increased $97,000, or 1%. Service charges on deposit accounts paid in cash from treasury management clients decreased $1,102,000 due primarily to the loss of one significant customer in June 2003, higher demand deposit balances and higher earnings credit rates being paid on deposit account balances. Cash fees from this customer totaled $3,000 and $952,000 for the years ended December 31, 2004 and 2003, respectively. Excluding this significant customer, total treasury management fees, both cash fees and fees offset by earnings credits on deposit balances, decreased 2% as compared to 2003 due primarily to less revenue from existing customers and lost business. The industry shift from paper based payments to lower priced electronic payments continues to put downward pressure on gross treasury management revenues. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or a combination of deposit balances and cash. The treasury management fees included in the financial statements represent only the cash fees paid by treasury management clients. As interest rates rise (as they did late in 2004) so does the value of earnings credits assigned to deposit balances. As a result, deposit balances cover more service charges and cash fees tend to decline in a rising rate environment.
      Investment management and trust fees increased $481,000 primarily due to an increase in total trust assets resulting from strong business development results and high client retention rates. Asset growth was also favorably impacted by market appreciation. Discretionary assets under management climbed to $751.0 million at December 31, 2004, up from $635.2 million at December 31, 2003. Total trust assets under administration rose to $944.3 million at December 31, 2004, up from $786.5 million at December 31, 2003.
      Merchant credit card processing fees increased $1,129,000 primarily due to a $57.7 million increase in sales volume (primarily new customers) partially offset by price concessions that resulted from competitive pressures. The number of merchant outlets at December 31, 2004 increased to 566 as compared to 429 at

December 31, 2003. Merchant credit card interchange expense, included in Other Expenses, increased $1,025,000 as compared to 2003.
      Gain on mortgages sold with servicing released decreased $762,000 as compared to 2003. This decrease was due primarily to an overall market slowdown caused by higher interest rates and the Company selling a smaller dollar amount of mortgage originations. The Company originated a total of $56.8 million in mortgage loans in 2004, of which $16.6 million were sold. During 2003, the Company originated $144.1 million in mortgage loans, of which $82.1 million were sold. Gain on mortgages sold is shown net of applicable costs of $40,000 in 2004 and $477,000 in 2003. The Company anticipates growth during 2005 in income related to mortgages due to significant planned advertising for the Company’s new “guaranteed best rate” mortgage and home equity products.
      Income from bank owned life insurance (“BOLI”) increased $18,000 over 2003 primarily from the purchases of an additional $5 million in August 2003 and $3 million in December 2004, partially offset by lower yields. Income earned from BOLI is currently exempt from Federal income tax.
      Income from the sale of covered call options decreased $57,000. The Company periodically sells options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at December 31, 2004. Selling covered call options are most attractive in a volatile rate environment and continued income from this source is dependent on market conditions.
      Securities dealer income increased $160,000 as compared to 2003 due primarily to a full year of operation of the investment sales center, which was formed in May 2003. This center has continued to grow since its inception by focusing on selling fixed income securities and mutual funds to commercial businesses, not-for-profit organizations, governmental entities and high net worth families. In January 2005, the Company received approval from the NASD to operate its new subsidiary, First Oak Brook Capital Markets, Inc. (“FOBCM”), as a broker/dealer member of the NASD. During the second quarter of 2005, FOBCM will assume the current securities transaction activities of the investment sales center and also will be able to engage in expanded securities trading and underwriting activities.
      Other income increased $93,000 as compared to 2003. Late in 2003, the Company began training and licensing its retail bankers to sell insured annuities which contributed $154,000 to income in 2004. This increase was partially offset by a decrease in mutual fund sweep fees.
      The Company recorded net investment securities gains of $341,000 in 2004, compared to net gains of $217,000 in 2003. The net gains in 2004 were recorded primarily on sales of $155.1 million in U.S. Government agency securities, $59.2 million in U.S. Treasury securities, $20.0 million in FHLB of Chicago stock, and $3.9 million in corporate and other securities. The net gains in 2003 were recorded on sales of $88.6 million in U.S. Government agency securities, $45.2 million in U.S. Treasury securities and $2.7 million in corporate and other securities. As market opportunities present themselves, the Company periodically sells securities, as appropriate, to reposition its investment portfolio in an effort to improve overall yield or adjust the portfolio duration. Gains or losses from investment sales are considered non-recurring by the Company’s management.
     2003 versus 2002
      Total Other Income increased $985,000, or 6%. Service charges on deposit accounts from treasury management clients decreased $561,000 due primarily to the loss of one significant customer whose contract with the Bank expired on June 30, 2003 and was not renewed. Revenue from this customer, consisting primarily of cash fees, totaled $952,000 and $1,427,000 for the years ended December 31, 2003 and 2002, respectively. Total treasury management service charges, both cash fees and balance equivalents, decreased 9% as compared to 2002. Excluding the significant customer, cash fees were down 2% as compared to 2002 and total service charges were down 4% as compared to 2002 due to lost revenue from departing customers. As interest rates decrease so does the value of earnings credits assigned to deposit balances. Therefore, in a low interest rate environment (like that experienced during 2003), cash fees tend to rise; whereas, in a higher interest rate environment, deposit balances cover more of the service charges and cash fees tend to decline. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or a combination thereof. The treasury management fees included in service charges on deposit accounts represent only the cash fees paid by treasury management customers.
      Investment management and trust fees increased $439,000 primarily due to an increase in total trust assets resulting from strong business development and high client retention rates. In addition, asset growth was favorably impacted by market appreciation. Discretionary assets under management climbed to $635.2 million at December 31, 2003, up from $485.1 million at December 31, 2002. Total trust assets under administration rose to $786.5 million at December 31, 2003, up from $687.6 million at December 31, 2002.
      Merchant credit card processing fees increased $36,000 primarily due to a $6.4 million increase in sales volume partially offset by price decreases resulting from competitive pressures. The number of merchant outlets at December 31, 2003 and 2002 was 429. Merchant credit card interchange expense (in Other Expense section) increased $82,000 as compared to 2002.
      Gain on mortgages sold with servicing released increased $190,000 as compared to 2002. As a result of lower interest rates, the residential mortgage loan refinance market was strong through much of 2003, dropping off significantly in the fourth quarter of 2003. The Company originated a total of $144.1 million in mortgage loans in 2003, of which $82.1 million were sold. During 2002, the Company originated $132.0 million in mortgage loans, of which $80.3 million were sold. Although the dollar value of loans sold increased only marginally, the Company capitalized on the falling interest rate environment, resulting in approximately 26 basis points more gain per dollar sold. Fee income is shown net of applicable costs of $477,000 in 2003 and $466,000 in 2002.
      Income from bank owned life insurance (“BOLI”) increased $645,000 over 2002 primarily from the purchase of $15 million of BOLI late in 2002 and the purchase of an additional $5 million in August 2003.
      Income from the sale of covered call options increased $772,000. The Company periodically sells options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at December 31, 2003.
      Income from the revenue sharing agreement arising from the sale of the credit card portfolio in 1997 decreased $450,000. Under the agreement, the Company shared in the revenue from the sold portfolio for five years ending June 2002. Since the contractual term had expired, no income was recorded in 2003.
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

Summary of Other Expenses
      The following table summarizes significant components of Other Expenses and percentage changes from year to year:

				% Change

	2004	2003	2002	’04-’03	’03-’02

	(Dollars in thousands)
Salaries and employee benefits	$23,959	$23,346	$19,610	3%	19%
Occupancy expense	3,389	2,893	2,188	17	32
Equipment expense	2,100	1,979	1,870	6	6
Data processing	1,884	1,828	1,727	3	6
Professional fees	931	1,309	1,766	(29)	(26)
Postage, stationery and supplies	1,043	1,132	1,116	(8)	1
Advertising and business development	2,102	1,778	1,641	18	8
Merchant credit card interchange expense	4,824	3,799	3,717	27	2
Provision for other real estate owned	1,217	1,415	—	(14)	—
FDIC assessment	224	201	189	11	6
Other operating expenses	2,059	1,823	1,917	13	(5)

Total	$43,732	$41,503	$35,741	5%	16%

Expense ratios:
Operating expenses as a percentage of average assets	2.2%	2.5%	2.4%
Net overhead expenses as a percentage of average earning assets	1.4	1.5	1.3
Efficiency ratio	60.8	59.6	55.1
     2004 versus 2003
      Total Other Expenses increased $2,229,000, or 5%. Salaries and employee benefits increased $613,000 primarily due to higher compensation costs and increased costs of employee benefits. The average number of full-time equivalents decreased to 346 for 2004 from 356 for 2003 which was primarily the result of reductions made late in 2003 to improve overall efficiency. Although the number of employees decreased, the Company has hired experienced senior lenders to grow the commercial and commercial real estate lending areas. The Company expects to continue to add experienced commercial lenders and retail banking staff for the three new branches expected to open in 2005. In addition, upon the adoption of SFAS No. 123R in July 2005, the Company will be required to recognize compensation expense for both the Incentive Compensation and Employee Stock Purchase Plans. See Note 1 to the Company’s financial statements under Item 8 of this Form 10-K for more information.
      The combined expense for occupancy and equipment increased $617,000 in 2004 over 2003, due primarily to a full year of operating costs associated with the opening of the Graue Mill branch in May 2003 and the St. Charles branch in October 2003. In addition, the lease for one of the tenants of the Company’s Oak Brook headquarters expired in April 2003 and the Company and the Bank renovated and expanded into this space in the fourth quarter of 2003. The Company expects a continued increase in this expense in 2005 due to new branch expansion.
      Professional fees decreased $378,000 due primarily to a reduction in legal and other professional fees associated with 60 W. Erie and the reimbursement of legal fees in 2004 related to a fully recovered problem credit. Decreased legal costs were partially offset by increased audit and accounting fees of $167,000 associated with compliance required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company anticipates the higher fees incurred for corporate governance and audit to continue into 2005.

      Advertising and business development expenses increased $324,000. While direct advertising expense increased $25,000, the remaining increase was due primarily to expenses associated with individual sales and promotion efforts. In addition to new branch promotions, the Company is introducing new “guaranteed best rate” mortgage and home equity products in 2005 and expects increased advertising expenses related to rolling out the new promotion.
      Merchant credit card interchange expense increased $1,025,000 due primarily to increased sales volume and higher interchange rates. Merchant credit card processing fees, included in Other Income, rose $1,129,000 in 2004.
      The provision for OREO decreased $198,000. The Company evaluates the properties in OREO quarterly for impairment and records a valuation adjustment as deemed necessary. See “Asset Quality” for more information.
      Other operating expense increased $236,000 due primarily to increased insurance costs and costs associated with terminating the branch expansion previously planned for Yorkville, Illinois.
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
      Data processing fees increased $101,000 due partially to an increase in fees paid to the main software provider. Until April 2003, this provider was on a long term contract permitting only limited inflationary increases. In addition, trust processing fees increased due primarily to an increase in the volume of assets under administration.
      Professional fees decreased $457,000 due primarily to a reduction in legal and other professional fees associated with 60 W. Erie. Total professional fees related to this property were $265,000 in 2003 compared to $687,000 in 2002. The Company continued to incur additional professional fees for corporate governance in 2003.
      Advertising and business development increased $137,000 due primarily to general marketing and promoting the opening of three new branches.
      Merchant credit card interchange expense increased $82,000 due primarily to increased sales volume and increased interchange rates. Merchant credit card processing fees (in Other Income section) rose $36,000 in 2003.
      The provision for OREO was $1,415,000 due to valuation adjustments on 60 W. Erie (See “Asset Quality”).
      Other operating expense decreased $94,000 due primarily to costs of $423,000 incurred in 2002 related to the loan fraud on 60 W. Erie. This decrease was partially offset by increased insurance costs of $231,000. The Company’s Executive Risk policies (directors and officers, fidelity bond and fiduciary) all had three year terms that expired in 2002. In 2003, increased limits and a hardened insurance market led to a significant premium increase at renewal. In addition to the increase in the Executive Risk policies, branch expansion and a higher employee count led to increases in property and workers compensation coverages, respectively.

Income Tax Expense
      Income taxes for 2004 totaled $8,639,000 as compared to $8,128,000 for 2003 and $4,006,000 for 2002. When measured as a percentage of income before income taxes, the Company’s effective tax rate was 31.2% for 2004, 30.6% for 2003 and 27.6% for 2002. Effective tax rates are lower than statutory rates due primarily to the investment in tax exempt municipal bonds and the increase in the cash surrender value of bank owned life insurance (“BOLI”), both of which are not taxable for Federal income tax purposes. The Company’s provision for income taxes includes Federal income tax expense of 35% applied to taxable income in 2004, 2003 and 2002. The Company had no state tax provision recorded in 2004 and 2003 due primarily to significant income from state tax exempt investment securities (U.S. Treasury and U.S. Government agency securities) and, to a lesser extent, tax planning initiatives. The Company had no state tax provision recorded in 2002 due to significant income from state tax exempt securities and the lower pre-tax earnings. A state net operating loss carryforward was produced in 2004, 2003 and 2002 and totaled $18.9 million at December 31, 2004.
      The accounting policies underlying the recognition of income taxes in the balance sheets and statements of income are included in the section titled “Application of Critical Accounting Policies” in Item 7 and Notes 1 and 9 to the Company’s financial statements under Item 8 of this Form 10-K. In accordance with such policies, the Company records income tax expense (benefits) in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (“SFAS 109”). Pursuant to these rules, the Company recognizes deferred tax assets and liabilities based on temporary differences in the recognition of income and expenses for financial statement and income tax purposes. Such differences are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. A net deferred tax asset totaling $1,272,000 is recorded in the accompanying Consolidated Balance Sheet at December 31, 2004.
      Under FAS 109, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing whether a valuation allowance is required, the Company considers the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, and future taxable income and tax planning strategies. Based on this assessment, a valuation allowance of $896,000 is required on the state net operating loss carryforward as disclosed in Note 9 to the Company’s financial statements under Item 8 of this Form 10-K.
FINANCIAL CONDITION
Liquidity
      Effective management of balance sheet liquidity is necessary to fund growth in earning assets, to meet maturing obligations and depositors’ withdrawal requirements, to pay shareholders’ dividends, and to purchase treasury stock under stock repurchase programs.
      The Company has numerous sources of liquidity including readily marketable investment securities, shorter-term loans within the loan portfolio, principal and interest cash flows from investments and loans, the ability to attract retail and public fund time deposits and to purchase brokered time deposits and access to various borrowing arrangements.
      Available borrowing arrangements are summarized as follows:
      The Bank

•	Fed funds lines aggregating $225 million with seven correspondent banks, subject to continued good financial standing of the Bank. As of December 31, 2004, all $225 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $400 million with four brokerage firms subject to the pledge of specific collateral and continued good financial standing of the Bank. As of December 31, 2004, all $400 million was available for use under these lines, subject to the availability of collateral.

An investment security is pledged towards a reverse repurchase agreement at the time the Bank enters into such agreement.

•	Advances from the FHLB of Chicago subject to the pledge of specific collateral and ownership of sufficient FHLB of Chicago stock. As of December 31, 2004, advances totaled $161.4 million and approximately $8.7 million remained available to the Bank under the FHLB of Chicago agreements without the pledge of additional collateral. The Bank has pledged substantially all residential mortgage loans and specifically listed multi-family mortgage loans and agency securities towards the advances. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $206.2 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. The Bank has pledged substantially all construction loans and the majority of commercial mortgage loans against this line. The line was unused at December 31, 2004.

      As of December 31, 2004, the Bank has investment securities totaling approximately $88.6 million available to pledge as collateral towards reverse repurchase agreements or FHLB of Chicago advances.
      Parent Company

•	The Company has cash, short-term investments and other marketable securities totaling $12.1 million at December 31, 2004.

•	The Company has an unsecured revolving credit arrangement for $15 million. The line was unused at December 31, 2004. The line was renewed through April 1, 2005 and is anticipated to be renewed annually.
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
      The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset and liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. However, as a result of interest rate levels at December 31, 2004 and 2003, the Company assumed rates will not decline 200 basis points. As such, the scale shown below reflects a more reasonable plus or minus 25 and 100 basis points in addition to a plus 200 basis point rate shock. At December 31, 2004 and 2003, the Company was within policy objectives based on its models.

	2004

	-100 bp	-25 bp	+25 bp	+100 bp	+200 bp

	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$13	$(80)	$(57)	$(840)	$(1,922)
Percent change	—%	(.2)%	(.1)%	(1.7)%	(3.9)%

	2003

	-100 bp	-25 bp	+25 bp	+100 bp	+200 bp

	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$(1,177)	$(246)	$184	$265	$500
Percent change	(2.3)%	(.5)%	.4%	.5%	1.0%
      Rate shock analysis assesses the risk of changes in annual net interest income in the event of an immediate and sustained parallel change in interest rates. The profile as of December 31, 2004 indicates a 200 basis point increase in interest rates generates a decrease in net interest income of $1,922,000 or a 3.9% reduction in base case projected net interest income. When interest rates are shocked down 100 basis points, an increase in net interest income of $13,000 or .03% of base case projected net interest income would result. These projections should not be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred. The interest rate sensitivity presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement period and (ii) that changes in market interest rates are parallel and instantaneous across the yield curve. This analysis is also limited by the fact that it does not include any balance sheet repositioning actions the Company may take such as lengthening or shortening the duration of the securities portfolio, should severe movements in interest rates occur. These repositioning actions would likely reduce the variability of net interest income shown in the extreme interest rate shock forecasts.
      The change in the Company’s risk profile from December 31, 2003 is primarily due to growth and changes in the composition of the balance sheet, as well as changes in interest rates from prior year-end levels.
      The following gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest-bearing liabilities for selected time periods. The mismatch between asset and liability repricings or maturities within a time period is commonly referred to as the “gap” for that period. The following table presents a static gap analysis as of December 31, 2004 which shows that the Company’s rate sensitive liabilities may reprice more quickly than its rate sensitive assets. However, the gap report does not capture the true dynamics of interest rate changes including the timing and/or degree of interest rate changes. While most of the asset categories’ rates change when certain independent indices (such as the prime rate, Fed funds rate, LIBOR) change, most liability categories are repriced at the Company’s discretion subject, however, to competitive interest rate pressures. Also, the gap report does not reflect the “call” associated with certain investment assets, which if called, reduces the negative cumulative gap for the time periods of one year or less. See the “Investment Securities” section for more information on “call” characteristics.
Interest Rate Sensitive Position

	1-90 days	91-180 days	181-365 days	Over 1 year	Total

	(Dollars in thousands)
Rate sensitive assets:
Fed funds sold and interest-bearing deposits with banks	$51,479	$—	$—	$—	$51,479
Taxable securities	15,113	3,195	5,380	777,357	801,045
Tax exempt securities	2,420	520	5,281	31,811	40,032
Loans, net of unearned discount	446,903	67,451	116,082	441,219	1,071,655

Total	$515,915	$71,166	$126,743	$1,250,387	$1,964,211

Cumulative total	$515,915	$587,081	$713,824	$1,964,211

Rate sensitive liabilities:
Savings deposits and NOW accounts	$291,028	$—	$—	$—	$291,028
Money market accounts	166,777	—	—	—	166,777
Time deposits	324,933	250,717	210,148	205,682	991,480
Borrowings	157,110	6,006	5,018	50,074	218,208

Total	$939,848	$256,723	$215,166	$255,756	$1,667,493

Cumulative total	$939,848	$1,196,571	$1,411,737	$1,667,493

Cumulative gap	$(423,933)	$(609,490)	$(697,913)	$296,718

Cumulative gap to total assets ratio	(20.36)%	(29.27)%	(33.51)%	14.25%

Off-Balance Sheet Arrangements and Other Contractual Obligations and Commitments
     Off-Balance Sheet Arrangements
      The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
     Contractual Obligations
      The Company has certain obligations and commitments to make future payments under contracts. The Company’s long-term borrowing agreements include junior subordinated notes issued to capital trusts in addition to FHLB of Chicago advances with various terms and rates collateralized primarily by first mortgage loans in addition to certain specifically assigned securities. The operating lease obligations represent lease payments on the eight real properties leased by the Company (including the lease signed in December 2004 for future branch expansion). The Company does not have any capital leases. Employee benefit obligations represent anticipated payments on supplemental pension agreements and the executive deferred compensation plan. Purchase obligations include the minimum payment required under various non-cancelable contracts for the purchase of goods or services in the ordinary course of business. See Note 8, Note 5 and Note 15 to Item 8 of this Form 10-K for additional information relating to long term borrowings, operating lease obligations and employee benefit plans, respectively.

      The following table represents the Company’s contractual obligations:

	Less than	One to	Three to
	one year	three years	five years	Over 5 years	Total

	(Dollars in thousands)
Long term borrowings	$42,500	$22,000	$96,918	$23,713	$185,131
Operating lease obligations	469	985	827	355	2,636
Employment benefit obligations(1)	22	648	199	3,325	4,194
Purchase obligations	455	400	—	—	855

	$43,446	$24,033	$97,944	$27,393	$192,816

(1)	Balances represent the current actuarial calculation of present value of potential payout on the supplemental pension agreements assuming payout begins when fully vested. This total also includes the liability for the executive deferred compensation plan assuming retirement at age 72.
     Commitments
      In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, performance standby letters of credit and financial standby letters of credit (collectively “commitments”) that are not reflected in the consolidated financial statements.
      The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments is limited to their contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no material violation of any condition established in the contract. Specifically, home equity lines are reviewed annually, and the Bank has the ability to deny any future extensions of credit based upon the borrowers’ credit. Performance standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party. Financial standby letters of credit are conditional guarantees of payment to a third party on behalf of a customer of the Company. These commitments are subject to the same credit policies followed for loans recorded in the financial statements.
      A summary of these commitments to extend credit at December 31, 2004 follows:

	Less than
	one year	One to three	Three to five	Over five years

	(Dollars in thousands)
Commercial loans	$42,350	$9,111	$4,259	$8
Syndicated loans	—	6,164	53,333	3,079
Real estate:
Construction, land acquisition and development loans	45,443	30,851	12,874	—
Commercial mortgage	250	713	—	388
Home equity loans	1,162	11,207	30,886	112,781
Residential mortgage	127	—	—	—
Check credit	727	—	—	—
Consumer	35	—	—	—
Performance standby letters of credit	8,183	3,851	—	—
Financial standby letters of credit	1,905	307	2,788	1,922

Total commitments	$100,182	$62,204	$104,140	$118,178

Investment Securities
      The following table sets forth the carrying values of investment securities held on the dates indicated.

	December 31,

	2004	2003	2002

	(Dollars in thousands)
U.S. Treasury	$20,101	$61,745	$26,436
U.S. Government agencies	673,227	558,501	382,274
Agency mortgage-backed securities	44,940	47,384	5,111
Agency collateralized mortgage obligations	183	190	335
State and municipal obligations	43,697	40,768	42,144
Corporate and other securities	58,929	74,883	51,185

Total investment portfolio	$841,077	$783,471	$507,485

      At December 31, 2004 there are no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies and the FHLB of Chicago.
      The Company’s investment portfolio increased $57.6 million, or 7%, during 2004 to $841.1 million at year-end 2004 from $783.5 million at year-end 2003. This increase was primarily in U.S. Government agency securities and state and municipal obligations, partially offset by decreases in U.S. Treasury, agency mortgage-backed securities and corporate and other securities. The effective duration of the entire portfolio (excluding FHLB of Chicago stock, money market funds and equity securities, which have no stated maturity) is 2.63 at December 31, 2004 compared to 4.18 at December 31, 2003. Effective duration takes into account all embedded options and represents the ratio of the proportional change in bond values taking into account that expected cash flows will fluctuate as interest rates change. In anticipation of a rising rate environment, the Company selectively sold securities with a long duration and reinvested the proceeds in securities that would result in a lower overall portfolio duration. The average contractual maturity of the portfolio (with the same exclusions) was 6.3 years at December 31, 2004 compared to 7.8 years at December 31, 2003.
      U.S. Treasury securities: The Company’s holdings of U.S. Treasury securities decreased by $41.6 million to $20.1 million at year-end 2004 from $61.7 million at year-end 2003. The decrease is primarily due to sales, calls and maturities of $86.9 million, offset by purchases. The average contractual maturity of the U.S. Treasury portfolio decreased to 8.4 years in 2004 from 8.5 years in 2003 and none of the securities had call features.
      U.S. Government agencies and mortgage-backed securities: The Company’s holdings of U.S. Government agency securities (including agency mortgage-backed securities and agency collateralized mortgage obligations totaling $45.1 million) increased $112.3 million to $718.4 million at year-end 2004 from $606.1 million at year-end 2003. The increase is primarily due to additional purchases of $730.4 million offset by sales, calls and maturities. The average contractual maturity of this portfolio decreased to 5.8 years in 2004 compared to 7.1 years in 2003.
      At December 31, 2004 and 2003, U.S. Government agencies include $75 million of securities purchased as part of a balance sheet arbitrage on a FHLB of Chicago borrowing. The original securities purchased as part of the arbitrage were called in 2004 and the Company purchased new securities to continue this strategy. At December 31, 2004, the coupon on $40 million of these callable securities is a step-up rate currently at 4.25% and the coupon on $35 million of these callable securities is a step-up rate currently at 3.25%, while the coupon on the FHLB of Chicago advance floats quarterly at 12 basis points over the 3-month LIBOR, which was 2.56% at December 31, 2004. This FHLB advance is prepayable quarterly at the Bank’s discretion without penalty.
      State and municipal obligations: The Company’s holdings of state and municipal obligations increased $2.9 million to $43.7 million at year-end 2004 from $40.8 million at year-end 2003. The increase is primarily due to purchases of $22.8 million, offset by sales, calls and maturities. All municipal securities held are rated

“A” or better by one or more of the national rating services or are “non-rated” issues of local communities which, through the Bank’s own analysis, are deemed to be of satisfactory quality. The average contractual maturity of this portfolio was 3.6 years in 2004 compared to 4.0 years in 2003.
      Corporate and other securities: The Company’s holdings of corporate and other securities decreased $16.0 million to $58.9 million in 2004 from $74.9 million in 2003. The decrease consisted primarily of the sale of $20.0 million in FHLB of Chicago stock. At December 31, 2004, the portfolio consisted of $27.3 million in TRUPS, $19.4 million of FHLB of Chicago stock, $8.6 million in two issues of FNMA perpetual preferred stock, $3.0 million in corporate debt and equity securities, $500,000 in foreign bonds and $113,000 in money market funds. The average contractual maturity of the TRUPS, corporate debt and foreign bonds decreased to 22.5 years in 2004 from 24.4 years in 2003. The remaining securities in the portfolio do not have a stated maturity.
      The Company increased its holdings in the FHLB of Chicago stock in 2003 due to its strong credit quality and attractive dividend. However, in 2004, concerns about a potential decrease to the FHLB of Chicago dividend prompted the Company to reduce its holdings of FHLB of Chicago stock. The FHLB of Chicago declares a quarterly dividend based on the average stock holdings for the prior quarter; thus, dividend income from this source is recorded on a lagging basis which resulted in a yield of 7.09% for 2004 as compared to 4.19% for 2003. The FHLB of Chicago declared a quarterly dividend in January 2005 based on the average balance of stock held during the quarter ending December 31, 2004 of 5.5%.
      In accordance with investment policy, the Company analyzed one of the two FNMA perpetual preferred stock issues for other-than-temporary impairment. The Company concluded that the security was not other-than-temporarily impaired due primarily to its significant purchase discount along with its bi-annual interest rate reset characteristics. At the most recent interest rate reset date, the market value nearly equaled the Company’s purchase price. The Company will continue to analyze this security for other-than-temporary impairment quarterly.
      The following table presents total carrying value of callable securities in the portfolio and their respective coupon range by investment type as of December 31, 2004:

	Callable	Callable	Callable in	Callable
	in	in	2007 and	in
	2005	2006	Beyond	Total

	(Dollars in thousands)
U.S. Government agencies:
Total callable	$549,919	$81,043	$20,488	$651,450
In-the-money calls	$285,595	$19,515	$20,488	$325,598
Coupon range	2.3%-6.0%	4.4%-5.4%	5.0%-6.0%	2.3%-6.0%
State and municipal obligations:
Total callable	$4,638	$1,335	$2,805	$8,778
In-the-money calls	$3,878	$1,335	$2,477	$7,690
Coupon range	2.4%-6.4%	5.7%-7.5%	3.4%-5.5%	2.4%-7.5%
Corporate and other securities:
Total callable	$6,116	$9,923	$13,666	$29,705
In-the-money calls	$1,116	$4,261	$10,687	$16,064
Coupon range	3.2%-4.7%	2.4%-9.0%	2.9%-8.4%	2.4%-9.0%
      None of the U.S. Treasuries have call features as of December 31, 2004.
     2003
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
      U.S. Government agencies and mortgage-backed securities: The U.S. Government agency securities portfolio (including agency mortgage backed securities and agency collateralized mortgage obligations totaling $47.6 million) increased $218.4 million to $606.1 million at year-end 2003 from $387.7 million at year-end 2002. The increase is primarily due to additional purchases of $496.8 million partially offset by maturities, calls and sales.
      State and municipal obligations: The Company’s holdings of state and municipal obligations decreased $1.3 million to $40.8 million at year-end 2003 from $42.1 million at year-end 2002. The decrease is primarily due to scheduled maturities and calls on securities exceeding purchases, due to the lower rate environment.
      Corporate and other securities: Holdings of corporate and other securities increased $23.7 million to $74.9 million in 2003 from $51.2 million in 2002. The increase consisted primarily of purchases of $30.0 million in FHLB of Chicago stock and purchases of long-term TRUPS partially offset by sales which included $15 million in mutual funds holding U.S. Government agencies. At December 31, 2003, the portfolio consisted primarily of $37.3 million of FHLB of Chicago stock, $25.6 million in TRUPS, and $9.2 million in FNMA perpetual preferred stock.
      The contractual maturity distribution and weighted average yield of investment securities at December 31, 2004 are presented in the following table. Actual maturities of securities may differ from that reflected in the table due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.
Analysis of Investment Portfolio(1)

	U.S. Treasury		U.S. Government		State and Municipal		Corporate and
	Securities		Agencies(2)		Obligations		Other Securities		Total

	Amount	Yield	Amount	Yield	Amount	Yield(3)	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Maturities:
Within 1 year	$—	—%	$5,064	4.55%	$8,337	3.57%	$—	—%	$13,401	3.94%
1–5 years	—	—	280,282	3.46	24,626	4.55	2,566	6.59	307,474	3.57
5–10 years	20,101	3.80	432,691	4.51	10,685	3.88	1,985	4.08	465,462	4.46
After 10 years	—	—	313	3.03	49	4.95	25,340	6.82	25,702	6.77
Other Securities(4)	—	—	—	—	—	—	29,038	—	29,038	—

	$20,101	3.80%	$718,350	4.10%	$43,697	4.20%	$58,929	6.61%	$841,077	4.18%

Average months to maturity	100		70		44		270		76

(1)	Amounts listed in the table are at carrying value and the yield is calculated based on amortized cost.
(2)	Included in U.S. Government agencies are agency mortgage-backed securities (“MBS”) and agency collateralized mortgage obligations (“CMOs”). Given the amortizing nature of MBS and CMOs, the maturities presented in the table are based on their estimated average lives at December 31, 2004. The estimated average lives may differ from actual principal cash flows since cash flows include prepayments and scheduled principal amortization.
(3)	Yields on state and municipal obligations include the effects of tax equivalent adjustments using a tax rate of 35%.
(4)	Other securities include FHLB of Chicago stock, FNMA perpetual preferred stock, money market funds, and corporate equity securities which have no stated maturity date; other securities are not included in the average months to maturity or the average yield.

Loans

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Commercial	$116,653	$95,761	$96,681	$100,975	$101,024
Syndicated	34,958	33,088	39,285	45,716	35,290
Real estate:
Construction, land acquisition and development	75,833	40,493	60,805	102,594	46,082
Commercial mortgage	247,840	234,967	245,099	213,689	181,380
Residential mortgage	109,097	101,133	100,840	105,168	127,794
Home equity	151,873	139,926	123,531	112,877	102,841
Indirect vehicle:
Auto	276,411	226,877	206,568	205,298	213,940
Harley Davidson motorcycle	51,560	35,957	29,552	19,013	5,408
Consumer	7,443	7,487	9,731	11,353	11,399

	$1,071,668	$915,689	$912,092	$916,683	$825,158
Less:
Unearned discount	13	11	11	38	138
Allowance for loan losses	8,546	8,369	7,351	6,982	5,682

Loans, net	$1,063,109	$907,309	$904,730	$909,663	$819,338

     2004
      At December 31, 2004, loans outstanding, net of unearned discount, increased $156.0 million, or 17%, compared to 2003 due primarily to increases in indirect vehicle, construction and commercial loans, as well as every loan category. The growth was the result of new business development complemented by a reduced amount of payoffs from the level experienced throughout 2003. Loans have continued to climb since the low in August 2003 of $863.6 million.
      In 2004, the Company added six seasoned lenders, three in commercial real estate lending, two in commercial lending, and one in leasing. Two of the senior commercial real estate lenders are primarily engaged in developing and underwriting larger-sized real estate loans through their existing networks of contacts. The leasing officer works within the Commercial Loan Department, utilizing his referral network among large financial institutions to purchase discounted leases, principally the “debt strip” or loan piece. Underlying credits are typically near-investment or investment grade, with primary reliance on the credit worthiness of the lessee, rather than the collateral.
      The commercial and syndicated loan portfolios are primarily secured by business assets. Loans secured by real estate comprise the greatest percentage of total loans. Commercial mortgages and construction, land acquisition and development loans are generally secured by properties in the Chicago metropolitan area. Substantially all of the Company’s residential real estate loans are secured by first mortgages, and home equity loans are secured primarily by junior liens (and sometimes first liens) on one-to-four family residences in the Chicago metropolitan area. Substantially all of the Company’s combined portfolio of residential and home equity loans have loan to value ratios of 80% or less of the appraised value. Indirect vehicle loans represent consumer loans made through a network of new car and Harley Davidson dealers. Other than the following descriptions, there is no significant concentration of loans exceeding 10% of total loans in any specific industry or specific region of the United States other than the Chicago metropolitan area.
      Commercial loans increased $20.9 million to $116.7 million at December 31, 2004 due primarily to an increase of $14.7 million in lease financing, bringing that portfolio to $28.6 million at December 31, 2004.

Commercial loans are comprised of approximately 19% new car dealers; 13% insurance premium receivables; 6% computer system design services; 5% physicians’ practices; 5% direct property insurers; 5% commercial transportation leasing and 47% of various other industries in which the Company has no significant concentration.
      Syndicated loans increased $1.9 million to $35.0 million at December 31, 2004. Total exposure to nationally syndicated loans (including unfunded commitments) was $102.3 million and $76.8 million at December 31, 2004 and 2003, respectively. Of the total exposure, approximately 29% is in the gaming and leisure industry; approximately 20% in the food and dairy industry; and 51% in various other industries in which the Company has no significant concentration.
      Construction, land acquisition and development loans increased $35.3 million to $75.8 million at December 31, 2004. This increase is due primarily to new loans booked with balances outstanding totaling $47.2 million, partially offset by payoffs and paydowns. This category is comprised of approximately 73% construction of 1 – 4 family detached homes, condominiums and townhomes in the Chicago area; 21% multi-family residential projects; and 6% retail developments.
      Commercial mortgage loans increased $12.9 million to $247.8 million at December 31, 2004 due primarily to new loans booked totaling $91.9 million, offset by payoffs and paydowns. This portfolio is comprised of approximately 41% multi-family residential properties; 27% retail properties; 23% owner occupied office and industrial properties; and 9% non-owner occupied office and industrial properties.
      Residential mortgages increased $8.0 million to $109.1 million at December 31, 2004 due primarily to new loans booked, offset by payoffs and paydowns. The Company kept $40.2 million of the $56.8 million in 2004 mortgage loan originations for the Bank’s portfolio. The remaining $16.6 million in originations were sold with servicing released to investors. Generally, at the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and current market trends.
      Home equity loans increased $11.9 million to $151.9 million at December 31, 2004. This increase is due to new originations and, to a lesser extent, increased usage, partially offset by payoffs due to first mortgage loan refinancing.
      Indirect auto loans increased $49.5 million to $276.4 million at December 31, 2004 due primarily to $175.1 million in new loans, offset by payoffs and regular paydowns. The Company’s indirect auto portfolio consists of approximately 15,400 loans originated in the Chicago metropolitan area, of which 81% are new vehicles and 19% are used vehicles. The Bank is currently seventh in the Chicago market among banks in new car loan originations. The average life of the indirect auto portfolio is 2.8 years.
      Harley-Davidson motorcycle loans increased $15.6 million to $51.6 million at December 31, 2004. The Company’s portfolio consists of approximately 4,400 loans generated in thirteen states as part of a national marketing initiative, of which 59% were originated in Illinois or Wisconsin.
      The Company did not have any programs to buy subprime indirect loan paper or any other subprime credit in 2004 or 2003.
     2003
      At December 31, 2003, loans outstanding, net of unearned discount, increased $3.6 million compared to 2002. Due to soft loan demand and increased paydowns, the Company’s loan portfolio was shrinking through much of 2003, hitting a low of $863.6 million in August 2003. Loan demand picked up in the fourth quarter resulting in slight growth year over year.
      Commercial loans decreased $1.0 million to $95.8 million in 2003. This category was comprised of approximately 20% new car dealers; 9% insurance premium receivables; 8% physicians’ practices; 7% electrical contractors; and 56% of various other industries in which the Company had no significant concentration.

      Syndicated loans decreased $6.2 million to $33.1 million primarily due to the sale of $8.5 million in balances ($9.8 million of exposure) on two credits. Total exposure to nationally syndicated loans (including unfunded commitments) was $76.8 million and $72.1 million at December 31, 2003 and 2002, respectively. There was no concentration of these loans in any region of the United States.
      Construction, land acquisition and development loans decreased $20.3 million to $40.5 million at December 31, 2003. This decrease was due to increased payoffs and paydowns, partially offset by new business generation. This category was comprised of approximately 73% construction of 1 – 4 family detached homes, condominiums and townhomes in the Chicago area; 21% multi-family residential projects; and 6% retail developments.
      Commercial real estate loans decreased $10.1 million to $235.0 million in 2003 due to increased payoffs and paydowns, partially offset by new business generation. In the low interest rate environment experienced during 2003, borrowers were willing to pay significant prepayment penalties for the ability to lock their loan in at a new lower rate. The commercial real estate portfolio was comprised of approximately 43% multi-family residential properties; 27% retail properties; 18% owner occupied office and industrial properties; and 12% non-owner occupied office and industrial properties.
      Home equity loans increased $16.4 million to $139.9 million in 2003. This increase was due to new originations and, to a lesser extent, increased usage as a result of successful marketing efforts in a low interest rate environment. These increases were offset by increased payoffs due to first mortgage loan refinancing.
      Residential mortgages increased slightly to $101.1 million in 2003. To offset payoffs due primarily to mortgage refinancing, the Company retained for the Bank’s portfolio $62.0 million of the $144.1 million of 2003 mortgage loan originations. The remaining $82.1 million in originations were sold with servicing released to investors.
      Indirect auto loans increased $20.3 million to $226.9 million primarily due to $143.3 million in new loans, offset by payoffs and regular paydowns. The Company’s indirect auto portfolio consisted of approximately 14,300 loans originated in the Chicago land area, of which 80% were new and 20% were used vehicles.
      Harley-Davidson motorcycle loans increased $6.4 million to $36.0 million. The Company’s portfolio consisted of approximately 3,100 loans generated in thirteen states as part of a national marketing initiative, of which 63% were originated in Illinois or Wisconsin.
      Consumer loans decreased $2.2 million to $7.5 million and consisted primarily of student loans, direct automobile loans and check credit loans.
      The Company did not have any programs to buy subprime indirect loan paper or any other subprime credit in 2003 or 2002.

      The following table indicates the remaining contractual maturity distribution of selected loans at December 31, 2004:
Maturity Distribution of Selected Loans

	One year	One to five	Five to ten	Over ten
	or less(1)	years	years	years	Total

	(Dollars in thousands)
Commercial and Syndicated	$43,536	$93,983	$9,580	$4,512	$151,611
Real estate:
Construction, land acquisition and development	47,405	28,428	—	—	75,833
Commercial mortgage	11,293	183,913	46,676	5,958	247,840
Residential mortgage	877	30,159	6,961	71,100	109,097
Home equity	1,706	41,751	108,416	—	151,873

	$104,817	$378,234	$171,633	$81,570	$736,254

(1)	Includes demand notes.
     The following table indicates, for the loans in the Maturity Distribution table, the amounts due after one year which have fixed and variable interest rates at December 31, 2004:

	Fixed	Variable
	Rate	Rate	Total

	(Dollars in thousands)
Commercial and Syndicated	$26,871	$81,204	$108,075
Real estate:
Construction, land acquisition and development	1,837	26,591	28,428
Commercial mortgage	161,066	75,481	236,547
Residential mortgage	84,916	23,304	108,220
Home equity	1,444	148,723	150,167

	$276,134	$355,303	$631,437

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
      The Company’s charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records charge-offs on the basis of management’s ongoing evaluation of collectibility. Consumer loans are charged off at the earlier of the time management can quantify a loss or when the loan becomes 180 days past due. Indirect vehicle loans are generally charged off within 120 days of being past due with the exception of a pending insurance claim or the pending resolution of a Chapter 13 bankruptcy payment plan.
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

      The following table summarizes loan loss experience for each of the last five years.
Summary of Loan Loss Experience

2004	2003	2002	2001	2000

(Dollars in thousands)
Average loans for the year, net of unearned discount and allowance for loan losses	$990,646	$882,375	$916,377	$863,681	$772,992

Allowance for loan losses, beginning of the year	$8,369	$7,351	$6,982	$5,682	$4,828
Charge-offs during the year:(1)
Real estate:
Construction, land acquisition and development loans	(64)	—	(13,963)	—	—
Commercial mortgage loans	(28)	—	—	—	—
Home equity loans	(15)	—	—	—	—
Commercial loans	(76)	—	—	(7)	(40)
Syndicated loans	—	(815)	—	—	—
Indirect vehicle loans	(486)	(478)	(533)	(304)	(150)
Overdraft loans and uncollected funds	(5)	(5)	(11)	(3)	(4)
Consumer loans	(9)	(8)	(4)	(9)	(16)

Total charge-offs	(683)	(1,306)	(14,511)	(323)	(210)

Recoveries during the year:(1)
Real estate:
Construction, land acquisition and development loans	15	492	—	—	—
Home equity loans	15	—	—	—	—
Commercial loans	1	1	44	—	75
Indirect vehicle loans	272	215	161	41	32
Overdraft loans and uncollected funds	50	—	1	1	1
Consumer loans	7	16	24	31	56

Total recoveries	360	724	230	73	164

Net charge-offs during the year	(323)	(582)	(14,281)	(250)	(46)
Provision for loan losses	500	1,600	14,650	1,550	900

Allowance for loan losses, end of year	$8,546	$8,369	$7,351	$6,982	$5,682

Ratio of net charge-offs to average loans outstanding	.03%	.07%	1.54%	.03%	.01%
Allowance for loan losses as a percent of loans outstanding, net of unearned discount at end of the year	.80%	.91%	.81%	.76%	.69%
Ratio of allowance for loan losses to nonperforming loans	57.74	x	15.44	x	5.09	x	4.03	x	12.94	x

(1)	There have been no losses or recoveries in residential mortgage loan portfolio and no recoveries in the commercial mortgage and syndicated loan portfolios over the past five years.
     Net charge-offs for 2004 totaled $323,000, or .03%, of average loans outstanding. Gross charge-offs totaled $683,000, of which $486,000 related to the Company’s indirect vehicle portfolio and $104,000 was a write-down of a related commercial loan and commercial real estate loan. The property was transferred into OREO. Gross recoveries of $360,000 relate primarily to the Company’s indirect vehicle portfolio in addition to a $50,000 partial recovery on an uncollected funds charge-off from 1998. Net charge-offs as a percent of the average indirect vehicle portfolio decreased to .07% in 2004 from .11% in 2003, well below peers.

      Net charge-offs for 2003 totaled $582,000, or .07%, of average loans outstanding. Gross charge-offs in 2003 of $1,306,000 relate primarily to $815,000 charged off on the sale into the secondary market of $9.8 million in exposure ($8.5 million of outstanding balances) on two performing nationally syndicated credits. With the exception of the charge-offs on these two credits, substantially all other charge-offs relate primarily to the Company’s indirect vehicle portfolio. Net charge-offs as a percent of the average indirect vehicle portfolio decreased to .11% in 2003 from .16% in 2002. Gross recoveries in 2003 totaled $724,000, of which $492,000 related to a hotel loan charged off in 2002. The remaining recoveries were primarily from indirect vehicle loans.
      The Company’s allowance for loan losses as a percent of loans outstanding was .80% at December 31, 2004 as compared to .91% in 2003 and .81% in 2002. The allowance for loan losses is sufficient to provide for probable loan losses based upon management’s evaluation of the risks inherent in the various loan categories. Management believes the allowance for loan losses is at an adequate level. Refer to the section titled “Application of Critical Accounting Policies” for a detailed description of the Company’s policy regarding the Allowance for Loan Losses.

      The following table shows the allocation of the allowance for loan losses by loan type for each of the last five years.
Allocation of Allowance for Loan Losses

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Allocation of allowance for loan losses:
Commercial loans	$821	$951	$1,125	$887	$626
Syndicated loans	567	582	2,531	810	143
Real estate:
Construction, land acquisition and development loans	332	42	64	257	210
Commercial mortgage loans	381	386	740	413	83
Residential mortgage loans	71	75	100	56	57
Home equity loans	45	46	47	44	116
Indirect vehicle loans	1,521	1,319	1,233	1,241	1,104
Consumer loans	39	42	47	54	82
Unallocated	4,769	4,926	1,464	3,220	3,261

Total allowance	$8,546	$8,369	$7,351	$6,982	$5,682

Percentage of loans to gross loans:
Commercial	10.9%	10.5%	10.6%	11.0%	12.2%
Syndicated	3.3	3.6	4.3	5.0	4.3
Real estate:
Construction, land acquisition and development	7.1	4.4	6.6	11.2	5.6
Commercial mortgage	23.1	25.7	26.9	23.3	22.0
Residential mortgage	10.2	11.0	11.1	11.5	15.5
Home equity	14.2	15.3	13.5	12.3	12.4
Indirect vehicle	30.6	28.7	25.9	24.5	26.6
Consumer	0.6	0.8	1.1	1.2	1.4

	100.0%	100.0%	100.0%	100.0%	100.0%

      The allocation for construction, land acquisition and development loans and indirect vehicle loans increased in 2004 from 2003 due primarily to the overall increase in the portfolio balance.
      The allocation for commercial, syndicated and commercial real estate loans decreased in 2003 from 2002 due to a decrease in the level of Management Watch list loans due partially to the sale into the secondary market of two nationally syndicated credits (see “Summary of Loan Loss Experience”) and, to a lesser extent, a reduction of the outstanding balances in the portfolios. The allocation for construction, land acquisition and development loans decreased due to a reduction in the portfolio balance. In calculating the allocation of allowance for construction loans, the charge-off of the fraudulent loan in 2002 was not considered in the Bank’s historical charge-off data due to the isolated nature of the fraud. The unallocated reserve increased due to management’s ongoing review of the qualitative factors, including economic trends, credit concentrations, industry risks, and the opinions of Bank management.

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
      The following table summarizes the Company’s nonperforming assets.

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Nonaccruing loans	$—	$293	$821	$1,295	$121
Loans which are past due 90 days or more	148	249	623	437	318

Total nonperforming loans	148	542	1,444	1,732	439
Other real estate owned	9,857	16,130	7,944	—	—
Repossessed vehicles	145	106	217	146	152

Total nonperforming assets	$10,150	$16,778	$9,605	$1,878	$591

Nonperforming loans to total loans outstanding	.01%	.06%	.16%	.19%	.05%
Nonperforming assets to total assets	.49%	.91%	.60%	.14%	.05%
Nonperforming assets to total capital	7.6%	13.88%	8.58%	1.89%	.67%
      There were no nonaccrual loans at December 31, 2004. At December 31, 2003, nonaccrual loans totaled $293,000 and consisted of a $113,000 residential mortgage loan, a $91,000 commercial mortgage loan, a $74,000 commercial loan and a $15,000 home equity loan, all of which were in foreclosure.
     OREO
      At December 31, 2004, the Company had two properties in OREO totaling $9.857 million. Of this, $9.761 million consisted of the remaining unsold units and parking spaces of a luxury condominium project located at 60 W. Erie Street in River North in Chicago. Title to the property was acquired in November 2002 following the discovery early in May of the developer’s bank fraud, and it was recorded at its then net realizable value. The project, which consisted of 24 condominium units and 53 deeded parking spaces, was completed within budget during the first quarter of 2004. Through December 31, 2004, 14 units and 32 parking spaces were sold and occupied.
      The repayment of the Bank’s investment in the project is dependent on the strength of the Chicago luxury condominium market. In September 2004, due to an oversupply of luxury condominiums in the Chicago market, the Company performed a market pricing analysis and, as a result, reduced the prices of the remaining units. In addition, the Company changed sales agents to market the remaining units.
      As a consequence, the Company recorded a provision for loss on OREO of $1,217,000 ($791,000 after-tax) to reflect the project’s updated net realizable value. Since acquisition of the property, the Company has recorded a cumulative provision for loss on this OREO of $2.632 million. At December 31, 2004, the property was recorded at its net realizable value of $9.761 million. Management will continue to evaluate the property quarterly for impairment and make additional valuation adjustments as deemed necessary.
      At March 10, 2005, the property was recorded at its net realizable value of $6.272 million. Also, as of March 10, 2005, 17 of the 24 units and 38 of the 53 parking spaces are sold and occupied. The Company has contracts pending with escrow deposits on 3 additional units plus 5 parking spaces. In addition, there are contracts still pending attorney review on another 2 units and 4 parking spaces.

      A schedule of activity in this OREO property for 2004, 2003 and since its acquisition is shown in the following table:

			Since Acquisition
	2004	2003	(November 2002)

	(Dollars in thousands)
Beginning Balance	$16,130	$7,944	$—
Transfer of net realizable value to OREO	—	—	3,606
Funding towards project	2,386	12,135	18,859
Sales proceeds, net	(7,538)	(2,534)	(10,072)
Provision for OREO	(1,217)	(1,415)	(2,632)

Balance at December 31	$9,761	$16,130	$9,761

      The Bank remains the plaintiff in a number of civil lawsuits brought against various individuals and entities, which arose in connection with the 60 W. Erie fraud. Jeffrey Grossman and Donald Grauer, the two principals of the developer in the original project, each pled guilty in the U.S. District Court for the Northern District of Illinois pursuant to plea agreements between each defendant and the U.S. Attorney’s Office. After entering his plea agreement and while free on bond, following the discovery of an unrelated fraud, Donald Grauer committed suicide. The Government is seeking mandatory restitution from Grossman and the estate of Grauer on behalf of the Bank and other victims for losses resulting from this scheme. The amount and timing of any recoveries from such restitution cannot be ascertained at this time. Dale Tarantur, another defendant, also pled guilty and was sentenced to house arrest and ordered to pay the Bank $32,000 in restitution, which the Bank received in February 2005.
      The second property in OREO is a commercial real estate property located in Chicago Heights, Illinois. This property is recorded at its net realizable value of $96,000.
     Repossessed Autos
      Losses on repossessed vehicles are charged off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but rather are classified as “Other assets” on the Consolidated Balance Sheet. The typical holding period for resale of repossessed vehicles is 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The Bank’s portfolio of repossessed vehicles totaled $145,000 and $106,000 at December 31, 2004 and 2003, respectively.
     Potential Problem Loans
      In addition to nonperforming assets, there are certain loans in the portfolio that management has identified, through its problem loan identification process, which exhibit a higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans, including related outstanding commitments, totaling $259,000 at December 31, 2004, down from $8.9 million at December 31, 2003.
Deposits
      At year-end 2004, total deposits were $1.715 billion, an increase of $256.0 million, or 18%, compared to 2003. Interest-bearing deposits increased $240.9 million primarily due to an increase of $181.4 million in time deposits, $43.6 million in money market accounts, and $15.9 million in savings deposits and NOW accounts. The growth in time deposits was primarily due to a $175.5 million increase in public funds to a total of $402.6 million resulting from new relationships with various public school districts throughout Illinois and continued deposit growth in the Countryside, Graue Mill and St. Charles branches opened in 2003 (up $39.1 million to $129.6 million). Money market growth was fueled primarily by new municipal customers. The growth in savings deposits and NOW accounts was primarily due to the tiered-rate retail checking product. Nonintereset-bearing demand deposits increased $15.2 million primarily from treasury management clients.
Average Deposits and Rate by Type

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$271,259	—%	$246,525	—%	$216,100	—%
Savings deposits and NOW accounts	281,964	1.12	214,120	1.01	144,650	1.18
Money market accounts	141,234	1.28	132,964	1.15	153,379	2.00
Time deposits	928,822	2.28	732,738	2.44	654,877	3.42

Total	$1,623,279	1.61%	$1,326,347	1.63%	$1,169,006	2.32%

      Average deposits for 2004 increased $296.9 million, or 22%, as compared to 2003. The increase is due to a $196.1 million increase in average time deposits; a $67.8 million increase in average savings deposits and NOW accounts; a $24.7 million increase in average noninterest-bearing demand deposits; and an $8.3 million increase in average money market accounts.
      Average deposits for 2003 increased $157.3 million, or 13%, as compared to 2002. The increase is due to a $77.9 million increase in average time deposits; a $69.5 million increase in average savings deposits and NOW accounts; and a $30.4 million increase in average noninterest-bearing demand deposits, offset by a $20.4 million decrease in average money market deposits.
      Maturities of time deposits of $100,000 or more outstanding at December 31, 2004 are summarized as follows:

Amount

(Dollars in thousands)
Three months or less	$259,103
Over three through six months	159,769
Over six through twelve months	108,653
Over twelve months	87,114

Total	$614,639

Borrowings
      Short-term borrowings include Fed funds purchased, securities sold under agreements to repurchase, treasury, tax and loan demand notes, and draws on the Company’s line of credit. These totaled $33.1 million at December 31, 2004 compared to $69.9 million at the end of 2003 and $84.6 million at December 31, 2002. The $36.8 million decrease in 2004 and the $14.7 million decrease in 2003 was primarily due to decreases in commercial repurchase agreements.
      As a member of the FHLB of Chicago, the Bank may obtain advances secured by certain of its residential mortgage loans and other assets. The Company continued to utilize the FHLB of Chicago advances due to the comparatively favorable terms available. Borrowings decreased slightly to $161.4 million at December 31, 2004 from $161.5 million at December 31, 2003. In 2003 total FHLB of Chicago borrowings increased $59.5 million, or 58%, from $102.0 million at December 31, 2002 due primarily to $75 million borrowed on December 30, 2003 to purchase U.S. Government agency securities as part of a balance sheet arbitrage. FHLB of Chicago borrowings mature from 2005 to 2009 and bear interest rates ranging from 2.03% to 7.14%. See Note 8 to the Company’s financial statements under Item 8 of this Form 10-K for additional information.
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
      In accordance with FIN No. 46R, these statutory trusts qualify as variable interest entities for which the Company is not the primary beneficiary and, therefore, ineligible for consolidation. Accordingly, the statutory trusts were deconsolidated on January 1, 2004, and are now accounted for using the equity method. The $23.713 million of junior subordinated notes issued by the Company to the statutory trusts are reflected in the Company’s December 31, 2004 consolidated balance sheet as “Junior subordinated notes issued to capital trusts” in lieu of the $23 million of TRUPS reported in the balance sheet at December 31, 2003. The equity in the common securities of $713,000 is included in “Other assets” on the consolidated balance sheet at December 31, 2004.
Capital Resources
      One of the Company’s primary objectives is to maintain a strong capital position to warrant the confidence of its customers, shareholders and bank regulatory agencies and to take advantage of profitable growth opportunities that may arise. Banking is inherently a risk-taking activity requiring a sufficient level of capital to effectively and efficiently manage these risks. The Company’s capital objectives are to:

•	maintain sufficient capital to support the risk characteristics of the Company and the Bank; and

•	maintain capital ratios which meet and exceed the “well-capitalized” regulatory capital ratio guidelines for the Bank, thereby minimizing regulatory intervention and lowering FDIC assessments.
      At December 31, 2004, the Company’s shareholders’ equity totaled $133.8 million. The Company’s and the Bank’s capital ratios not only exceeded minimum regulatory guidelines, but also the FDIC criteria for “well-capitalized” banks. See Note 11 to the Company’s financial statements under Item 8 of this Form 10-K for regulatory capital disclosures.
      As discussed in “Borrowings”, the Company adopted FIN No. 46R which required the deconsolidation of the three statutory trust subsidiaries for financial statement presentation. The $23.713 million of junior subordinated notes issued to capital trusts net of the $713,000 equity in common securities of the statutory trusts is included in the Tier 1 Capital calculation below. On March 1, 2005, the Board of Governors of the Federal Reserve System issued a final ruling on the inclusion of TRUPS in their Tier 1 Capital calculation for regulatory capital purposes. This rule reduces the allowable level of TRUPS for purposes of calculating Tier 1 Capital to be 25% of core capital elements net of goodwill and includes a phase out period for the final five years prior to the TRUP maturity. Under the new rules, the Company would still be considered “well capitalized” as the current level of TRUPS will still be within the new allowable limits.
      In 2004 cash dividends declared totaled $6,237,000, a 31% increase from 2003. In 2004, the Company increased dividends 14% to continue to enable its shareholders to take advantage of the lower 15% Federal tax rate applicable to dividends. The Company has increased dividends each year over the last thirteen years. In 2003, cash dividends declared totaled $4,747,000, a 37% increase from 2002. The dividend payout ratio for 2004 was 32.7%, as compared to 25.75% in 2003.
      In 2000, the Board of Directors approved a stock repurchase program which authorizes (but does not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through January 2005 (as extended). At its January 2005 meeting, the Board of Directors again extended the repurchase program through January 2006. Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. In 2004, the Company repurchased 32,353 shares at an average price of $29.95. In 2003, the Company repurchased 7,500 shares at an average price of $19.88. Through December 31, 2004, the Company had repurchased 183,763 shares under this plan at an average price of $15.42 per share, and there are 116,237 shares remaining available for repurchases under this program.
Branch Expansion
      The Company’s banking subsidiary is Oak Brook Bank. The Bank currently operates seventeen banking offices: fifteen in the western suburbs of Chicago, one in the northern suburbs of Chicago, and one at Huron and Dearborn streets in downtown Chicago, in addition to a Call Center at 800-536-3000 and an Internet branch at www.obb.com.
      In March 2004, the Bank announced plans to construct its 18th office on Lyman Avenue, just south of 75th Street in Darien, Illinois. The Bank acquired the 1.02 acre site on March 30, 2004. The Bank expects to open its Darien branch in March 2005.
      In July 2004, the Bank announced plans to construct its 19th office at 212-214 West Street, just south of the Metra commuter train station in Wheaton, Illinois. The Bank acquired the property in August 2004. Bank regulatory and municipal approvals have been obtained and the Bank is awaiting its building permits. The Bank expects to start construction in early spring and to complete its Wheaton branch in late 2005.
      In December 2004, the Bank announced plans to open its 20th office at 356 Park Avenue in Glencoe, Illinois, in a very affluent part of Chicago’s North Shore, subject to Bank regulatory and local building approvals. This leased branch office will be located at the southeast corner of Vernon and Park Avenues, in the heart of the community’s retail district. The Bank expects to open its Glencoe branch in the latter part of 2005.
      In January 2005, the Bank announced plans to construct its 21st office in Homer Glen, Illinois, near the intersection of 143rd Street and Bell Road. A contract to purchase the 1.2 acre site was formalized on January 14, 2005. The Bank expects to open its Homer Glen branch in the second quarter of 2006.
      The Company’s primary growth strategy continues to emphasize branch expansion in the Chicago metropolitan area, especially the western suburbs of Chicago. This organic growth model focuses primarily on providing market fill-ins in the Bank’s core west suburban market; extending our market to locations the Bank has concentrations of deposit and loan customers but no physical presence; and, extending our market into high growth outlying areas. The Bank is continuously seeking opportunities that meet these criteria. Although this form of growth requires a significant investment in nonearning assets during the construction phase and operating costs for several years exceed revenues, the Company believes its market warrants judicious office additions.
Condensed Quarterly Earnings Summary

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands)
Interest income	$22,752	$22,731	$20,856	$20,372	$19,937	$19,635	$20,079	$20,284
Interest expense	9,492	8,963	7,591	7,254	7,020	6,582	7,295	7,807

Net interest income	$13,260	$13,768	$13,265	$13,118	$12,917	$13,053	$12,784	$12,477
Provision for loan losses	—	—	250	250	250	350	250	750
Other income	4,389	4,846	4,731	4,566	4,157	4,422	5,133	4,723
Other expense	10,688	11,971	10,670	10,403	10,346	10,534	10,901	9,722

Income before income taxes	$6,961	$6,643	$7,076	$7,031	$6,478	$6,591	$6,766	$6,728
Income tax expense	2,021	2,077	2,275	2,266	1,809	1,955	2,182	2,182

Net Income	$4,940	$4,566	$4,801	$4,765	$4,669	$4,636	$4,584	$4,546

Diluted earnings per share	$.49	$.46	$.48	$.48	$.47	$.47	$.47	$.46

      The above quarterly financial information contains all normal and recurring reclassifications for a fair and consistent presentation.
Impact of Pending Accounting Standards
      In November 2003, The FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which was originally effective for fiscal years ending after December 15, 2003. The consensus requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 3 of Item 8 of this Form 10-K. In March 2004, the FASB ratified guidance for evaluating whether or not an impairment should be considered other-than-temporary, therefore requiring an adjustment to earnings effective for periods ending after June 15, 2004. In September 2004, the FASB delayed the requirement to record impairment losses under EITF 03-1 until such time as new guidance is issued and comes into effect. Currently, the disclosure requirements originally prescribed by EITF 03-1 will remain in effect.
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
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which required companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees (shares issued through the Incentive Compensation Plan or the Employee Stock Purchase Plan), but expresses no preference for a type of valuation model. SFAS No. 123R also provides implementation guidance and is effective for most public companies’ interim period beginning after June 14, 2005 (the third quarter for calendar-year-end companies). The Company will adopt SFAS No. 123R on July 1, 2005.
FORWARD LOOKING STATEMENTS
      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company’s market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; the assessment of the provision and reserve for loan losses; developments pertaining to the loan fraud and condominium project at 60 W. Erie, Chicago, including the strength of the Chicago luxury condominium for sale market; significant increases in competition or changes in depositor preferences or loan demand, difficulties in identifying attractive branch sites or other expansion opportunities, or unanticipated delays in regulatory approval and construction buildout; difficulties in attracting and retaining qualified personnel; and possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.
ITEM 7A.     Quantitative And Qualitative Disclosures About Market Risks
      See “Interest Rate Sensitivity” in Item 7 of this document.

Item 8.     Consolidated Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands)
Assets
Cash and due from banks	$34,273	$46,308
Fed funds sold and interest-bearing deposits with banks	51,479	20,008
Investment securities:
Securities held-to-maturity, at amortized cost (fair value of $35,525 and $13,742 in 2004 and 2003, respectively)	35,469	13,426
Securities available-for-sale, at fair value	805,608	770,045

Total investment securities	841,077	783,471
Loans, net of unearned discount	1,071,655	915,678
Less-allowance for loan losses	(8,546)	(8,369)

Net loans	1,063,109	907,309
Other real estate owned	9,857	16,130
Premises and equipment, net	34,561	33,461
Bank owned life insurance	24,858	21,011
Other assets	23,310	20,117

Total Assets	$2,082,524	$1,847,815

Liabilities and Shareholders’ Equity
Noninterest-bearing demand deposits	$265,251	$250,101
Interest-bearing deposits:
Savings deposits and NOW accounts	291,028	275,075
Money market accounts	166,777	123,222
Time deposits:
Under $100,000	376,841	357,775
$100,000 and over	614,639	452,329

Total interest-bearing deposits	1,449,285	1,208,401

Total deposits	1,714,536	1,458,502
Fed funds purchased and securities sold under agreements to repurchase	25,285	54,487
Treasury, tax and loan demand notes	7,792	15,423
Federal Home Loan Bank of Chicago borrowings	161,418	161,500
Junior subordinated notes issued to capital trusts	23,713	-
Trust Preferred Capital Securities	-	23,000
Other liabilities	15,993	14,011

Total Liabilities	1,948,737	1,726,923
Shareholders’ Equity:
Preferred Stock, no par value, authorized— 100,000 shares, issued— none	—	—
Common Stock, $2 par value, authorized—16,000,000 shares in 2004 and 2003, issued— 10,924,868 shares in 2004 and 2003, outstanding— 9,820,811 shares in 2004 and 9,680,711 shares in 2003	21,850	21,850
Surplus	7,751	5,765
Accumulated other comprehensive income, net of tax	432	1,463
Retained earnings	114,897	102,062
Less cost of shares in treasury, 1,104,057 common shares in 2004 and 1,244,157 common shares in 2003	(11,143)	(10,248)

Total Shareholders’ Equity	133,787	120,892

Total Liabilities and Shareholders’ Equity	$2,082,524	$1,847,815

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands
	except per share amounts)
Interest income:
Loans	$49,691	$50,852	$58,907
Investment securities:
U.S. Treasury and U.S. Government agencies	30,064	23,465	18,767
State and municipal obligations	1,953	2,036	2,053
Other securities	4,312	3,082	1,839
Fed funds sold and interest-bearing deposits with banks	691	500	1,001

Total interest income	86,711	79,935	82,567
Interest expense:
Savings deposits and NOW accounts	3,149	2,163	1,710
Money market accounts	1,811	1,534	3,062
Time deposits	21,167	17,899	22,380
Fed funds purchased and securities sold under agreements to repurchase	403	797	1,411
Treasury, tax and loan demand notes	47	32	185
Federal Home Loan Bank of Chicago borrowings	5,197	5,051	5,390
Junior subordinated notes issued to capital trusts	1,526	—	—
Trust Preferred Capital Securities	—	1,228	981

Total interest expense	33,300	28,704	35,119

Net interest income	53,411	51,231	47,448
Provision for loan losses	500	1,600	14,650

Net interest income after provision for loan losses	52,911	49,631	32,798

Other income:
Service charges on deposit accounts:
Treasury management	4,499	5,601	6,162
Retail and small business	1,272	1,259	1,214
Investment management and trust fees	2,621	2,140	1,701
Merchant credit card processing fees	5,978	4,849	4,813
Gain on mortgages sold, net	242	1,004	814
Income from bank owned life insurance	847	829	184
Income from sale of covered call options	1,110	1,167	395
Income from revenue sharing agreement	—	—	450
Securities dealer income	224	64	—
Other operating income	1,398	1,305	1,403
Investment securities gains, net	341	217	314

Total other income	18,532	18,435	17,450

Other expenses:
Salaries and employee benefits	23,959	23,346	19,610
Occupancy expense	3,389	2,893	2,188
Equipment expense	2,100	1,979	1,870
Data processing	1,884	1,828	1,727
Professional fees	931	1,309	1,766
Postage, stationery and supplies	1,043	1,132	1,116
Advertising and business development	2,102	1,778	1,641
Merchant credit card interchange expense	4,824	3,799	3,717
Provision for other real estate owned	1,217	1,415	—
Other operating expenses	2,283	2,024	2,106

Total other expenses	43,732	41,503	35,741

Income before income taxes	27,711	26,563	14,507
Income tax expense	8,639	8,128	4,006

Net income	$19,072	$18,435	$10,501

Basic earnings per share	$1.95	$1.92	$1.10

Diluted earnings per share	$1.91	$1.87	$1.08

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Accumulated
				Other			Total
		Par		Comprehensive	Retained	Treasury	Shareholders’
	Shares	Value	Surplus	Income	Earnings	Stock	Equity

	(Dollars in thousands except share amounts)
Balance at December 31, 2001	10,924,868	$21,850	$4,595	$3,437	$81,336	$(11,666)	$99,552

Comprehensive income, net of tax
Net income					10,501		10,501
Unrealized holding gain during the year of $5,293, net of reclassification adjustment for realized gain included in net income of $207				5,086			5,086

Total comprehensive income							15,587
Dividends declared					(3,463)		(3,463)
Issuance of notes receivable on exercised options			(300)				(300)
Reissuance of treasury stock			61			41	102
Exercise of stock options (including tax benefit and share repurchases)			230			234	464

Balance at December 31, 2002	10,924,868	$21,850	$4,586	$8,523	$88,374	$(11,391)	$111,942

Comprehensive income, net of tax
Net income					18,435		18,435
Unrealized holding loss during the year of $6,919, plus reclassification adjustment for realized gain included in net income of $141				(7,060)			(7,060)

Total comprehensive income							11,375
Dividends declared					(4,747)		(4,747)
Payment of note receivable on exercised options			100				100
Reissuance of treasury stock			123			88	211
Exercise of stock options (including tax benefit and share repurchases)			956			1,204	2,160
Purchase of treasury stock (7,500 common shares)						(149)	(149)

Balance at December 31, 2003	10,924,868	$21,850	$5,765	$1,463	$102,062	$(10,248)	$120,892

Comprehensive income, net of tax
Net income					19,072		19,072
Unrealized holding loss during the year of $809, plus reclassification adjustment for realized gain included in net income of $222				(1,031)			(1,031)

Total comprehensive income							18,041
Dividends declared					(6,237)		(6,237)
Reissuance of treasury stock			177			86	263
Exercise of stock options (including tax benefit and share repurchases)			1,809			(12)	1,797
Purchase of treasury stock (32,353 common shares)						(969)	(969)

Balance at December 31, 2004	10,924,868	$21,850	$7,751	$432	$114,897	$(11,143)	$133,787

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$19,072	$18,435	$10,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,868	2,577	2,337
Discount accretion	(759)	(818)	(511)
Premium amortization	890	757	779
Provision for loss on other real estate owned	1,217	1,415	—
Provision for loan losses	500	1,600	14,650
Deferred taxes	54	183	631
Investment securities gains, net	(341)	(217)	(314)
(Gains) losses on sales of premises and equipment	(30)	(25)	5
Trading securities transactions, net	4	—	—
Origination of real estate loans for sale	(16,636)	(77,906)	(76,250)
Proceeds from sales of real estate loans originated for sale	16,585	82,067	80,303
Gain on sales of mortgage loans originated for sale	(282)	(1,481)	(1,280)
Increase in cash surrender value of life insurance	(847)	(827)	(184)
FHLB of Chicago stock dividends	(2,064)	(986)	(312)
Decrease from revenue sharing agreement	—	—	(28)
Increase in other assets	(3,492)	(230)	(1,699)
Increase (decrease) in other liabilities	4,179	2,845	(3,395)

Net cash provided by operating activities	20,918	27,389	25,233
Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(35,520)	(6,829)	(5,193)
Proceeds from maturities, calls and paydowns	13,378	3,444	5,402
Securities available-for-sale:
Purchases	(767,544)	(634,417)	(427,543)
Proceeds from maturities, calls and paydowns	494,386	177,903	154,024
Proceeds from sales	238,205	173,456	102,509
Increase in loans	(156,478)	(7,653)	(17,560)
Purchases of premises and equipment, net of disposals	(3,912)	(9,463)	(5,393)
Investment in bank owned life insurance	(3,000)	(5,000)	(15,000)
Proceeds from sales of other real estate owned, net	7,538	2,534	—
Additional capitalized costs of other real estate owned	(2,386)	(12,135)	(4,338)

Net cash used in investing activities	(215,333)	(318,160)	(213,092)
Cash flows from financing activities:
Increase in noninterest-bearing demand deposits	15,150	2,295	35,867
Increase in interest-bearing deposit accounts	240,884	191,476	150,898
Decrease in short-term borrowing obligations	(36,833)	(14,727)	(17,376)
Proceeds from FHLB of Chicago borrowings	20,920	85,000	21,000
Repayment of FHLB of Chicago borrowings	(21,002)	(25,500)	(5,000)
Proceeds from Trust Preferred Capital Securities	—	5,000	12,000
Purchase of treasury stock	(969)	(149)	—
Exercise of stock options, net	76	1,169	399
Payment (issuance) of notes receivable on exercised options	—	100	(300)
Issuance of common stock for employee stock purchase plan	251	211	102
Cash dividends	(6,027)	(4,298)	(3,319)

Net cash provided by financing activities	212,450	240,577	194,271

Net increase (decrease) in cash and cash equivalents	18,035	(50,194)	6,412
Cash and cash equivalents at beginning of year	66,316	116,510	110,098

Cash and cash equivalents at end of year	$84,351	$66,316	$116,510

Supplemental disclosures:
Interest paid	$29,705	$33,399	$40,097
Income taxes paid	7,825	7,300	5,000
Transfer of loans to other real estate owned	96	—	3,606
Transfer of auto loans to repossessed autos	415	794	1,464
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
      Principles of Consolidation: The consolidated financial statements include the accounts of First Oak Brook Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, Oak Brook Bank (the “Bank”) and First Oak Brook Capital Markets, Inc (“FOBCM”). Also included are the accounts of Oak Real Estate Development Corporation, West Erie, LLC, and OBB Real Estate Holdings, LLC, all of which are wholly-owned subsidiaries of the Bank. All intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The consolidated financial statements for 2003 also included three wholly-owned statutory trust subsidiaries of the Company. On January 1, 2004, upon adoption of FIN No. 46R, the Company deconsolidated the three statutory trust subsidiaries. See Note 8 to these consolidated financial statements for more information.
      Nature of Operations: The Company, through the Bank, operates in a single line of business encompassing a general retail and commercial banking business, primarily in the Chicago Metropolitan area. The services offered include demand, savings and time deposits, corporate treasury management services, merchant credit card processing, commercial lending products such as commercial loans, construction loans, mortgages and letters of credit, and personal lending products such as residential mortgages, home equity lines and vehicle loans. The Bank operates a full service investment management and trust department as well as an investment sales division.
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
      The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and the accretion of discounts. Premiums are amortized to the earlier of maturity or call date while discounts are accreted to maturity. In the case of mortgage-backed securities, any premium or discount is taken over the estimated life of the security. Any remaining discount on a security that is called is immediately accreted into income. The cost of a security sold is based on the specific identification method.
      The Company reviews the investment portfolio on a regular basis for other than temporary security impairments. In the event a specific security is determined to be other than temporarily impaired, the Company will reduce the carrying value of that security for the amount of the impairment.
      Loans: Loans are carried at the principal amount outstanding, net of unearned discount, including certain deferred loan origination fees and net of deferred loan origination costs. Residential real estate loans that are originated for sale are carried at lower of aggregate cost or market and are typically sold within 60 days. Interest income on loans is accrued based on principal amounts outstanding.
      Loan Fees and Related Costs: Loan origination and commitment fees and certain direct loan origination costs are deferred and accreted or amortized to earnings as an adjustment of the related loan’s yield over the contractual life or the estimated life of the loan using the level-yield method. When a loan is paid in full prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
      The Company’s charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records commercial loan charge-offs on the basis of management’s ongoing evaluation of collectibility. Consumer loans are charged off at the earlier of the time management can quantify a loss or when the loan becomes 180 days past due. Indirect vehicle loans are generally charged off within 120 days of being past due with the exception of a pending insurance claim or the pending resolution of a Chapter 13 bankruptcy payment plan.
      The Company records specific valuation allowances on commercial, commercial mortgage and construction loans when a loan is considered to be impaired. A loan is impaired when, based on an evaluation of current information and events, it is probable and estimable that the Company will not be able to collect all amounts due (principal and interest) pursuant to the original contractual terms. The Company measures impairment based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans, such as residential mortgage, home equity, indirect vehicle and consumer loans, are collectively evaluated for impairment and are not subject to impaired loan disclosures. Interest income on impaired loans is recognized using the cash basis method.
      Commercial, syndicated and real estate loans are placed on nonaccrual status when the collectibility of the contractual principal or interest is deemed doubtful by management or when the loan becomes 90 days or more past due and is not well secured or in the process of collection.
      Premises and Equipment: Premises, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is charged to expense using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over a period not exceeding the term of the lease, including renewal option periods.
      Other Real Estate Owned: Other Real Estate Owned (“OREO”) is initially recorded at the net realizable value at the date title is obtained. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a provision for impairment is recorded through a charge to operations if the carrying value of a property exceeds its net realizable value.
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
      Stock-Based Compensation: The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See Note 14 to these consolidated financial statements for more information.
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
      Reclassifications: Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to their 2004 presentation. All share and per share data for 2002 has been restated to give effect to the three-for-two stock split effective in August 2003.
      New Accounting Standards: In 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) which requires that certain financial instruments be classified as a liability in the Balance Sheet as the instrument embodies an obligation of the issuing company. SFAS No. 150 also clarifies which classes of financial instruments are applicable to the requirements of this statement. The Company adopted SFAS No. 150 on July 1, 2003 with no impact on the Company’s results of operations, financial position or cash flows.
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
      In 2003, the FASB issued Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities. FIN No. 46R replaces FIN No. 46, which was issued earlier in 2003. As permitted by FIN No. 46R, the Company adopted the provisions of FIN No. 46R as of January 1, 2004. The adoption of FIN No. 46R resulted in the deconsolidation of the three statutory trust subsidiaries that issued Common Stock to the Company and junior subordinated notes of the company. As a result of the deconsolidation of those trusts, at December 31, 2004,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the Company has reported $23.713 million of junior subordinated notes issued to capital trusts on the balance sheet in lieu of the Trust Preferred Capital Securities issued by the capital trusts which totaled $23.0 million at December 31, 2003. See Note 8 to these consolidated financial statements for more information.
      In November 2003, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which was originally effective for fiscal years ending after December 15, 2003. The consensus requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 3 to these consolidated financial statements. In March 2004, the FASB ratified guidance for evaluating whether or not an impairment should be considered other-than-temporary, therefore requiring an adjustment to earnings effective for periods ending after June 15, 2004. In September 2004, the FASB delayed the requirement to record impairment losses under EITF 03-1 until such time as new guidance is issued and comes into effect. Currently, the disclosure requirements originally prescribed by EITF 03-1 will remain in effect.
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
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which requires companies to recognize in the income statement the grant-date fair value of equity-based compensation issued to employees (shares issued through the Incentive Compensation Plan or the Employee Stock Purchase Plan), but expresses no preference for a type of valuation model. SFAS No. 123R also provides implementation guidance and is effective for most public companies’ interim period beginning after June 14, 2005 (the third quarter for calendar year-end companies). The Company will adopt SFAS No. 123R on July 1, 2005 which will result in an increase in compensation expense. See Note 14 to these consolidated financial statements for more information.

Note 2.	Cash and Due from Banks
      Cash and due from banks include reserve balances that the Bank is required to maintain in either vault cash or with the Federal Reserve Bank of Chicago. These required reserves are based principally on deposits outstanding. The average reserves required for 2004 and 2003 were $3,170,000 and $3,830,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Investment Securities
      The aggregate amortized cost and fair value of securities, and gross unrealized gains and losses at December 31 follow:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
2004
Securities available-for-sale:
U.S. Treasury	$20,525	$—	$(424)	$20,101
U.S. Government agencies	674,191	1,533	(2,497)	673,227
Agency mortgage-backed securities	29,837	139	(29)	29,947
State and municipal obligations	23,193	837	(126)	23,904
Corporate and other securities(1)	57,198	1,848	(617)	58,429

Total securities available-for-sale	$804,944	$4,357	$(3,693)	$805,608

Securities held-to-maturity:
Agency mortgage-backed securities	$15,176	$—	$(22)	$15,154
State and municipal obligations	19,793	275	(197)	19,871
Corporate and other securities(1)	500	—	—	500

Total securities held-to-maturity	$35,469	$275	$(219)	$35,525

2003
Securities available-for-sale:
U.S. Treasury	$63,658	$88	$(2,001)	$61,745
U.S. Government agencies	557,357	5,996	(4,852)	558,501
Agency mortgage-backed securities	47,392	103	(140)	47,355
Agency collateralized mortgage obligations	173	17	—	190
State and municipal obligations	26,679	1,352	(160)	27,871
Corporate and other securities(1)	72,361	2,082	(60)	74,383

Total securities available-for-sale	$767,620	$9,638	$(7,213)	$770,045

Securities held-to-maturity:
Agency mortgage-backed securities	$29	$2	$—	$31
State and municipal obligations	12,897	377	(63)	13,211
Corporate and other securities(1)	500	—	—	500

Total securities held-to-maturity	$13,426	$379	$(63)	$13,742

(1)	Corporate and other securities include Trust Preferred Capital Securities (“TRUPS”), FHLB of Chicago stock, FNMA perpetual preferred stock, corporate debt and equity securities, foreign bonds and money market funds.
     The Company held no securities classified as trading at December 31, 2004 or 2003.
      The unrealized losses by investment type at December 31, 2004 are shown below. The investment securities are shown at their fair value (rather than carrying value) and segregated by those securities that have been in an unrealized loss position for less than twelve months and those securities that have been in an unrealized loss position for twelve months or more.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
U.S. Treasury	$20,101	$(424)	$—	$—	$20,101	$(424)
U.S. Government agencies	244,514	(1,200)	39,171	(1,297)	283,685	(2,497)
Agency mortgage-backed securities	24,080	(24)	143	(27)	24,223	(51)
State and municipal obligations	14,040	(192)	2,184	(131)	16,224	(323)
Corporate and other securities	6,599	(617)	—	—	6,599	(617)

Total temporarily impaired securities	$309,334	$(2,457)	$41,498	$(1,455)	$350,832	$(3,912)

      At December 31, 2004, gross unrealized losses for the investment portfolio totaled $3,912,000, consisting of 94 securities. Of these securities, three are U.S. Treasury securities, 32 are U.S. Government agencies (including mortgage-backed securities), 56 are state and municipal obligations, and three are corporate and other securities. The unrealized loss positions are primarily the result of the low interest-rate environment experienced during 2004 and not the result of credit deterioration. The investment portfolio is reviewed by management on a regular basis for other than temporary security impairments. In the event the unrealized loss position is determined to be other than temporary, management reduces the carrying value of the security for the amount of the impairment. At December 31, 2004, management asserts that all unrealized losses are temporary in nature and no reduction in carrying value is deemed necessary.
      The amortized cost and fair value of investment securities at December 31, 2004, by contractual maturity, are shown below. Agency mortgage-backed securities and collateralized mortgage obligations are presented in the table based on their estimated average lives, which will differ from contractual maturities due to principal prepayments. Actual maturities of the securities may differ from that reflected in the table due to securities with call features. Such securities are assumed to be held to contractual maturity for maturity distribution purposes.

	December 31, 2004

	Amortized
	Cost	Fair Value

	(Dollars in thousands)
Securities available-for-sale:
Due in one year or less	$9,452	$9,565
Due after one year through five years	281,395	281,844
Due after five years through ten years	460,589	459,508
Due in over ten years	23,952	25,653
Other securities with no stated maturity date(1)	29,556	29,038

	$804,944	$805,608

Securities held-to-maturity:
Due in one year or less	$3,836	$3,835
Due after one year through five years	25,630	25,749
Due after five years through ten years	5,954	5,890
Due in over ten years	49	51

	$35,469	$35,525

(1)	Includes FHLB of Chicago stock, FNMA perpetual preferred stock, equity securities and money market funds, which have no stated maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     At December 31, 2004, investment securities with a carrying value of $733,822,000 were pledged as collateral to secure certain deposits, securities sold under agreements to repurchase and FHLB of Chicago borrowings.
      Proceeds from sales of available-for-sale investments in debt and equity securities during 2004, 2003 and 2002 were $238,205,000, $173,456,000 and $102,509,000, respectively. Gross gains of $3,078,000 and gross losses of $2,757,000 were realized on the sale of those available-for-sale securities in 2004. Gross gains of $4,000 were realized on proceeds of $1,657,000 from sales of trading securities in 2004. Gross gains of $16,000 were realized on proceeds of $25,709,000 from available-for-sale securities that were called at a premium. Gross gains of $821,000 and gross losses of $604,000 were realized in 2003. Gross gains of $547,000 and gross losses of $233,000 were realized in 2002.
      Periodically, the Company will sell options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. The option premium income generated by these transactions is recognized as other noninterest income when received. There were no call options outstanding at December 31, 2004 or 2003.

Note 4.	Loans
      Loans outstanding at December 31 follow:

	2004	2003

	(Dollars in thousands)
Commercial	$116,653	$95,761
Syndicated	34,958	33,088
Real estate—
Construction, land acquisition and development	75,833	40,493
Commercial mortgage	247,840	234,967
Residential mortgage	109,097	101,133
Home equity	151,873	139,926
Indirect vehicle—
Auto	276,398	226,866
Harley Davidson motorcycle	51,560	35,957
Consumer	7,443	7,487

Total loans, net of unearned discount	$1,071,655	$915,678

      The balance of residential mortgage loans includes loans held for sale of $629,000 and $296,000, at December 31, 2004 and 2003, respectively. These loans are typically sold with servicing released within 60 days of origination.
      An analysis of the allowance for loan losses follows:

	2004	2003	2002

	(Dollars in thousands)
Balance at beginning of year	$8,369	$7,351	$6,982
Provision for loan losses	500	1,600	14,650
Recoveries	360	724	230
Charge-offs	(683)	(1,306)	(14,511)

Balance at end of year	$8,546	$8,369	$7,351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The Company has no nonaccrual loans at December 31, 2004. At December 31, 2003, the Company had $293,000 of nonaccrual loans. None of the nonaccrual loans were considered impaired at December 31, 2003. The average balance of impaired loans was zero, $189,000 and $8,794,000 for 2004, 2003 and 2002, respectively. The average balance of impaired loans during 2002 includes a loan on a construction property charged off during 2002 that is now carried as OREO (See Note 6 to these consolidated financial statements for additional information). The Company did not recognize any interest income associated with impaired loans while the loans were considered impaired during 2004, 2003 or 2002. If interest had been accrued at its original rate, such income would have approximated zero in 2004, $55,000 in 2003 and $1,043,000 in 2002.

Note 5.	Premises and Equipment
      A summary of premises and equipment at December 31 follows:

	2004	2003

	(Dollars in thousands)
Land	$8,861	$6,872
Buildings and improvements	31,054	30,373
Leasehold improvements	1,442	1,429
Data processing equipment, office equipment and furniture	17,584	19,121

	58,941	57,795
Less accumulated depreciation and amortization	(24,380)	(24,334)

Premises and equipment, net	$34,561	$33,461

      The Company has entered into a number of non-cancelable operating lease agreements for certain of the Bank’s office premises. The minimum annual net rental commitments under these leases, which extend until 2013, are as follows:

(Dollars in thousands)

2005	$469
2006	498
2007	487
2008	428
2009	399
2010 and thereafter	355

$2,636

      Total rental expense for 2004, 2003, and 2002 was approximately $568,000, $526,000 and $401,000 respectively, which included payment of certain occupancy expenses as defined in the lease agreements.
      The Company’s aggregate future minimum net rental income to be received under a non-cancelable lease from a third party tenant which expires in 2006 is as follows:

(Dollars in thousands)

2005	$186
2006	175

$361

      The Company also receives reimbursement from its tenants for certain occupancy expenses including taxes, insurance and operational expenses, as defined in the lease agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.	Other Real Estate Owned
      At December 31, 2004, the Company has two properties in Other Real Estate Owned (“OREO”) totaling $9.857 million. Substantially all of the balance consists of the remaining unsold units and parking spaces of a 24 unit luxury condominium construction project with 53 deeded parking spaces. Construction of this property was completed within budget during the first quarter of 2004. Through December 31, 2004, 14 units and 32 parking spaces have been sold, closed, and occupied.
      Title to the condominium property was acquired in November 2002 and recorded at its then net realizable value. The repayment of the Bank’s investment in the project is dependent on the strength of the Chicago luxury condominium market. In September 2004, the Company performed a market pricing analysis and, as a result, reduced the prices of the remaining units. As a consequence, the Company recorded a provision for loss on OREO of $1,217,000. Through December 31, 2004, the Bank has recorded a cumulative provision for loss on OREO of approximately $2,632,000. At December 31, 2004, the property is recorded at its net realizable value of $9.761 million and management will continue to evaluate the property quarterly for impairment and make additional valuation adjustments as deemed necessary.
      The second property in OREO is a commercial real estate property located in Chicago Heights, Illinois. This property is recorded at its net realizable value of $96,000.

Note 7.	Deposits
      As of December 31, 2004, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

2005	$785,798
2006	183,264
2007	14,349
2008	4,424
2009	3,629
2010 and thereafter	16

Total	$991,480

      Included in the total balance are brokered time deposits of $10,061,000 and $35,019,000 at December 31, 2004 and 2003, respectively.

Note 8.	Borrowings
      The Company’s borrowings at December 31, 2004 and 2003 consisted of short-term borrowings, FHLB of Chicago borrowings and junior subordinated notes issued to capital trusts.
     Short-term borrowings
      Short-term borrowings consist of Fed funds purchased; securities sold under agreements to repurchase and treasury, tax and loan demand notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      Information related to short-term borrowings at December 31 is summarized as follows:

	2004	2003	2002

	(Dollars in thousands)
Fed funds purchased	$—	$—	$—
Securities sold under agreements to repurchase	25,285	54,487	71,602
Treasury, tax and loan demand notes	7,792	15,423	13,035

Total	$33,077	$69,910	$84,637

Average during the year	$41,651	$78,779	$94,350
Maximum month-end balance	63,644	94,607	218,099
Average rate at year-end	1.73%	0.74%	1.35%
Average rate during the year	1.08%	1.05%	1.69%
      At December 31, 2004, the Company did not have any Fed funds purchased, however, from time to time during each year presented, the Company did purchase Fed funds. These Fed funds purchased generally represent one day borrowings obtained from correspondent banks. The securities sold under agreements to repurchase represent borrowings which generally have maturities within one year and are secured by U.S. Treasury and U.S. Government agency securities. The treasury, tax and loan demand notes are generally repaid within 90 days from the transaction date and are secured by municipal securities and commercial loans.
      The Company has a revolving line of credit arrangement with an unaffiliated third party bank for $15 million which matures on April 1, 2005 and is expected to be renewed annually. The interest rate is determined at the time of each individual draw as a floating rate tied to LIBOR. There was no outstanding balance on this line at December 31, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     FHLB of Chicago borrowings
      FHLB of Chicago borrowings at December 31:

	2004		2003

Maturity	Amount	Rate	Amount	Rate

	(Dollars in thousands)
January 7, 2004	$—	—%	$6,000	5.49%
February 9, 2004	—	—	5,000	6.76
February 17, 2004	—	—	5,000	1.63
November 1, 2004	—	—	5,000	2.24
February 7, 2005	1,500	5.74	1,500	5.74
February 19, 2005	10,000	5.97	10,000	5.97
February 22, 2005	5,000	2.13	5,000	2.13
March 21, 2005(1)	5,000	6.53	5,000	6.53
March 21, 2005(1)	5,000	6.20	5,000	6.20
March 21, 2005	5,000	7.14	5,000	7.14
May 3, 2005	6,000	4.37	6,000	4.37
October 31, 2005	5,000	2.75	5,000	2.75
March 1, 2006	10,000	2.05	—	—
April 3, 2006	10,000	2.03	—	—
February 5, 2007	2,000	5.83	2,000	5.83
January 12, 2008	15,000	5.23	15,000	5.23
February 19, 2008	6,000	6.04	6,000	6.04
December 30, 2008(2)	75,000	2.67	75,000	1.29
November 2, 2009(3)	918	4.22	—	—

Total/ Average rate	$161,418	3.65%	$161,500	3.27%

(1)	Callable March 20, 2004 and quarterly thereafter until maturity.
(2)	Interest floats quarterly at 3-month LIBOR plus 12 basis points. Prepayable without penalties.
(3)	Advance requires amortizing principal payments monthly.
     With the exception of the borrowing due December 30, 2008, these borrowings have a fixed interest rate for the term of the debt and can be prepaid only if approved by the FHLB of Chicago and may include a penalty assessment. Callable borrowings have the potential to be called in whole or in part at the discretion of the FHLB of Chicago.
      The Bank has entered into a collateral pledge agreement whereby the Bank has agreed to keep on hand, at all times, free of all other pledges, liens, and encumbrances, a portfolio of specifically listed first mortgage residential loans as collateral for the outstanding borrowings from the FHLB of Chicago. In addition, the Bank specifically pledged certain multi-family loans and U.S. Government agency securities to the FHLB of Chicago which increases the Company’s borrowing capacity. All stock in the FHLB of Chicago, totaling $19,410,000 and $37,347,000 at December 31, 2004 and 2003, respectively, is pledged as additional collateral for these borrowings.
     Junior subordinated notes issued to capital trusts
      The Company established three separate statutory trusts in 2003, 2002, and 2000 for the purpose of issuing, in aggregate, $23 million of Trust Preferred Capital Securities (“TRUPS”) as part of three separate pooled trust preferred offerings distributed in institutional private placements. The proceeds from such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. The Company wholly owns all of the common securities of each trust which, in the aggregate, total $713,000.
      In accordance with FIN No. 46R, these statutory trusts qualify as variable interest entities for which the Company is not the primary beneficiary and, therefore, are ineligible for consolidation. Accordingly, the statutory trusts were deconsolidated on January 1, 2004, and are now accounted for using the equity method. The $23.713 million of junior subordinated notes issued by the Company to the statutory trusts are reflected in the Company’s December 31, 2004 consolidated balance sheet as “Junior subordinated notes issued to capital trusts” in lieu of the $23 million of TRUPS reported in the balance sheet at December 31, 2003. The equity in the common securities of $713,000 is included in “Other assets” on the consolidated balance sheet at December 31, 2004.
      The table below summarizes the outstanding junior subordinated notes and the related TRUPS issued by each trust as of December 31, 2004 (dollars in thousands):

	FOBB Statutory	FOBB Statutory	FOBB Statutory
	Trust I	Trust II	Trust III

Junior Subordinated Notes:
Principal balance	$6,186	$12,372	$5,155
Stated maturity	September 2030 (1)	June 2032(2)	January 2034 (2)
Trust Preferred Securities:
Face value	$6,000	$12,000	$5,000
Interest rate	10.6%	90-day LIBOR plus 3.45%	90-day LIBOR plus 2.80%

Issuance date	September 2000	June 2002	December 2003
Distribution date	Semi-annually	Quarterly	Quarterly

(1)	Non-callable for ten years, after which the securities have a declining ten year premium call.
(2)	Non-callable for five years, after which callable at par.
Note 9.     Income Taxes
      The components of income tax expense for the years ended December 31 follow:

	2004	2003	2002

	(Dollars in thousands)
Current provision	$8,585	$7,945	$3,375
Deferred provision	54	183	631

Total income tax expense	$8,639	$8,128	$4,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The net deferred tax assets at December 31 consisted of the following:

	2004	2003

	(Dollars in
	thousands)
Gross deferred tax assets:
Book over tax loan loss reserve	$2,991	$2,929
Other real estate owned loss reserve	627	—
Retirement plan	637	510
Deferred compensation plans	1,275	922
State net operating loss carryforward	896	237
Other	36	20

Total gross deferred tax assets	6,462	4,618
Less valuation allowance	(896)	(237)

Deferred tax assets	5,566	4,381
Gross deferred tax liabilities:
Unrealized gains on securities available-for-sale	232	848
Accretion of discount on securities	167	116
Depreciation	1,308	899
Book over tax basis of land	241	241
FHLB of Chicago stock dividends	1,478	756
Deferred loan costs	600	596
Prepaid expenses	268	215

Total gross deferred tax liabilities	$4,294	$3,671

Net deferred tax asset	$1,272	$710

      At December 31, 2004, the Company has a state net operating loss carry forward of approximately $18.9 million. Of this amount, $315,000 will expire in 2015, $14,790,000 will expire in 2016, and $3,785,000 will expire in 2022. Realization of deferred tax assets is dependent upon the generation of future taxable income by the Company within the allowable net operating carry forward period. In consideration of net losses incurred, management has provided a valuation allowance to reduce the net carrying value of deferred tax assets. The amount of this valuation allowance is subject to adjustment by management in future periods based upon its assessment of evidence supporting the degree of probability that deferred tax assets will be realized. At December 31, 2004, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets net of the valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The effective tax rates for 2004, 2003, and 2002 were 31.2%, 30.6%, and 27.6%, respectively. Income tax expense was less than the amount computed by applying the Federal statutory rate of 35% for 2004, 2003 and 2002 due to the following:

	Years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Tax expense at statutory rate	$9,699	$9,297	$5,077
Decrease in taxes resulting from:
Income from state and municipal obligations and certain loans not subject to Federal income taxes	(588)	(624)	(675)
Effect of marginal tax rate	—	—	(100)
Bank owned life insurance	(296)	(290)	(64)
Other miscellaneous, net	(176)	(255)	(232)

Total income tax expense	$8,639	$8,128	$4,006

Note 10.     Shareholders’ Equity
      At December 31, 2004, the Company has reserved for issuance 1,035,681 shares of Common Stock for the Incentive Compensation Plan and 124,737 shares for the Employee Stock Purchase Plan.
      Payment of dividends by the Bank is subject to both Federal and state banking laws and regulations that limit the amount of dividends that can be paid by the Bank without prior regulatory approval. At December 31, 2004, $24,892,000 of undistributed earnings was available for the payment of dividends by the Bank without prior regulatory approval.
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
      Regulations require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital, minimum ratios of total and Tier 1 capital to risk-weighted assets, and a minimum ratio of Tier 1 capital to average assets to ensure capital adequacy. Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.
      As discussed in Note 8 to these consolidated financial statements, the Company adopted FIN No. 46R which required the deconsolidation of the three statutory trust subsidiaries for financial statement presentation. The $23.713 million of junior subordinated notes issued to capital trusts net of the $713,000 equity in common securities of the statutory trusts is included in the Tier 1 Capital calculation below. On March 1, 2005, the Board of Governors of the Federal Reserve System issued a final ruling on the inclusion of TRUPS in their Tier 1 Capital calculation for regulatory capital purposes. This rule reduces the allowable level of TRUPS for purposes of calculating Tier 1 Capital to be 25% of core capital elements net of goodwill and includes a phase out period for the final five years prior to the TRUP maturity. Under the new rules, the Company would still be considered “well capitalized” as the current level of TRUPS will still be within the new allowable limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The Company and the Bank’s actual capital amounts and ratios are presented in the following table. As of December 31, 2004 and 2003, the most recent regulatory notification categorized the Bank as well capitalized. At December 31, 2004, there are no conditions or events since that notification that management believes have changed the institution’s category.

			Capital Required To Be

			Adequately
	Actual		Capitalized		Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Consolidated	$164,566	12.20%	$107,883	8%	$134,853	10%
Oak Brook Bank	150,547	11.24	107,119	8	133,898	10
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$156,019	11.57%	$53,941	4%	$80,912	6%
Oak Brook Bank	142,000	10.61	53,559	4	80,339	6
Tier 1 Capital (to Average Assets)
Consolidated	$156,019	7.47%	$83,537	4%	$104,421	5%
Oak Brook Bank	142,000	6.82	83,238	4	104,048	5
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$150,798	13.26%	$90,990	8%	$113,738	10%
Oak Brook Bank	138,657	12.26	90,513	8	113,142	10
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$142,429	12.52%	$45,495	4%	$68,243	6%
Oak Brook Bank	130,288	11.52	45,257	4	67,885	6
Tier 1 Capital (to Average Assets)
Consolidated	$142,429	8.11%	$70,271	4%	$87,838	5%
Oak Brook Bank	130,288	7.44	70,002	4	87,502	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12.     Earnings Per Share
      The following table sets forth the computation for basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Net income	$19,072,000	$18,435,000	$10,501,000

Denominator for basic earnings per share-weighted average shares outstanding	9,763,936	9,618,815	9,504,638
Effect of dilutive securities:
Stock options issued to employees and directors	241,365	255,343	260,949

Denominator for diluted earnings per share	10,005,301	9,874,158	9,765,587

Earnings per share:
Basic	$1.95	$1.92	$1.10
Diluted	$1.91	$1.87	$1.08

      Weighted average options outstanding that were not included in the denominator for diluted earnings per share totaled 66,360 for 2004; 695 for 2003; and 6,786 for 2002 because their effect would be antidilutive.
Note 13.     Contingencies
      The Company and the Bank are not subject to any material pending or threatened legal actions as of December 31, 2004.
Note 14.     Stock-Based Compensation
      In 2004, the Company’s shareholders approved the nonqualified Incentive Compensation Plan which superseded the previous Stock Incentive Plan. The Incentive Compensation Plan allows the Company to grant stock options, deferred directors’ shares, restricted stock units, stock appreciation rights and other stock compensation to employees, directors and consultants. As of December 31, 2004, the Company has outstanding stock options to employees and directors in addition to deferred stock units issued to outside directors in lieu of directors’ fees.
      Deferred stock units are maintained on the Company’s books and represent an obligation to issue shares of Common Stock to the outside directors. The number of units credited will be equal to the directors’ fees that would have been received divided by the closing price of the Common Stock on the last trading day of the preceding quarter. Additional units will be credited at the time dividends are paid on the Common Stock. At December 31, 2004, the Company has 33,664 deferred directors’ stock units totaling $638,000.
      Stock options, which may be granted at a price not less than the market value on the date of grant, are subject to various vesting schedules and are exercisable, in part, beginning on the date of grant and no later than ten years from the date of grant. No compensation expense was recognized in the consolidated financial statements with respect to stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      A summary of the Company’s stock option activity, and related information for the years ended December 31 follows:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at the beginning of the year	719,262	$12.64	830,267	$10.81	728,325	$9.49
Granted	96,000	32.73	90,750	20.51	140,732	18.43
Exercised	(222,770)	9.18	(189,605)	7.87	(30,601)	13.39
Forfeited	(5,820)	16.49	(12,150)	20.58	(8,189)	14.00

Outstanding at the end of the year	586,672	$17.21	719,262	$12.64	830,267	$10.81

Exercisable at the end of the year	349,662	$12.63	478,622	$10.39	579,767	$8.96

      Exercise prices for options outstanding as of December 31, 2004 ranged from $5.92 to $33.70 per share.
      Using a range of exercise prices, the following table summarizes the number and weighted-average exercise price for options outstanding and separately for options exercisable. In addition, weighted-average contractual life is disclosed on options outstanding at December 31, 2004.

	Options Outstanding				Options Exercisable

		Weighted-Average
	Number	Remaining		Weighted-Average	Number	Weighted-Average
Range of	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
Exercise Prices
$ 5.92 – 10.00	77,300	1.5	years	$7.27	77,300	$7.27
10.01 – 15.00	215,972	4.7		12.18	188,912	12.25
15.01 – 20.00	107,850	6.7		17.80	60,450	17.64
20.01 – 25.00	89,550	8.1		20.58	23,000	20.70
25.01 – 30.00	21,000	9.4		29.77	—	—
30.01 – 33.70	75,000	9.1		33.56	—	—

Total	586,672	5.9		$17.21	349,662	$12.63

      In 2002, the Company began an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to withhold up to 15% of their salary up to $23,250 for the purchase of the Company’s Common Stock. Ineligible employees include those who own 5% or greater of the Company’s stock and seasonal employees. Amounts withheld are maintained by the Bank as a noninterest-bearing liability and used to purchase stock at a discount price of up to 10% of the lesser of the fair market value of the common stock on the first day or the last day of the six-month offering period. During 2004, 2003 and 2002, the Company issued 9,303, 10,779 and 5,181 shares at a discount of 7%. No compensation expense was recognized in the consolidated financial statements with respect to this plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.
      The Company grants stock options at various times of the year and has granted the purchase rights for the ESPP every six months since inception. The following table outlines the weighted average assumptions input into the Black-Scholes valuation model to calculate fair value for both the Incentive Compensation Plan and the ESPP. The weighted average assumptions used in the Black-Scholes model are as follows:

	2004	2003	2002

Incentive Compensation Plan:
Total number of options granted during the year	96,000	90,750	140,732
Risk-free interest rate	3.79%	3.38%	3.47%
Expected life, in years	6.32	6.48	6.16
Expected volatility	28.1%	28.5%	31.2%
Expected dividend yield	2.2%	3.0%	3.0%
Estimated fair value per option	$8.92	$5.16	$4.79
Employee Stock Purchase Plan:
Risk-free interest rate	2.04%	1.07%	1.31%
Expected life, in years	0.5	0.5	0.5
Expected volatility	23.7%	25.0%	24.6%
      For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Years ended December 31,

	2004	2003	2002

Net income as reported	$19,072,000	$18,435,000	$10,501,000
Deduct stock-based compensation expense determined under fair value based methods, net of tax:
Incentive compensation plan	(326,000)	(249,000)	(215,000)
Employee stock purchase plan	(27,000)	(21,000)	(2,000)

Pro forma net income	$18,719,000	$18,165,000	$10,284,000

Earnings per share as reported:
Basic	$1.95	$1.92	$1.10
Diluted	$1.91	$1.87	$1.08
Pro forma earnings per share:
Basic	$1.92	$1.89	$1.08
Diluted	$1.87	$1.84	$1.05

Note 15.	Employee Benefit Plans
      The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed 25%. The Company matches dollar for dollar up to 4% of the employee’s eligible salary. All participant and employer contributions are 100% vested. For 2004, 2003 and 2002, the Company’s expense for this plan was $580,000, $541,000, and $502,000, respectively.
      The Company has a profit sharing plan, under which the Company, at its discretion, could contribute up to the maximum amount deductible for the year. For 2004, 2003 and 2002, the Company’s expense for this plan was $340,000, $322,000 and $149,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The Company has an executive deferred compensation plan. The purpose of this non-qualified plan is to allow certain executive officers the opportunity to maximize their elective contributions to the 401(k) savings plan and provide contributions notwithstanding certain restrictions or limitations in the Internal Revenue Code. The Company has both an asset and an offsetting liability recorded in the consolidated financial statements totaling $2,292,000 and $1,840,000 at December 31, 2004 and 2003, respectively. For 2004, 2003 and 2002, the Company’s expense for this plan was $99,000, $152,000 and $28,000, respectively.
      The Company has entered into supplemental pension agreements with certain senior executive officers. Under these agreements, the Company is obligated to provide at a prescribed retirement date, a supplemental pension based upon a percentage of the executive officer’s final base salary. The Company’s liability recorded for this plan totaled $1,819,000 and $1,456,000 at December 31, 2004 and 2003, respectively. The Company’s expense for this plan was $363,000 in 2004 and $291,000 in 2003. No expense was required in 2002 as determined by a review of the plan by independent actuaries.

Note 16.	Related Party Transactions
      The Bank has made, and expects in the future to continue to make, loans to the directors, executive officers and affiliates of the Bank and the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility. The aggregate amount of these loans was $7,828,000 and $5,037,000 at December 31, 2004 and 2003, respectively. During 2004, principal additions totaled $7,661,000 and principal payments totaled $5,845,000. During 2004, three loans with a combined outstanding balance at December 31, 2003 of $975,000 were added due to the related party being designated by the Board of Directors as an executive officer of the Bank in April 2004. All new loans, advances and paydowns related to this employee’s loans during 2004 as well as the outstanding balance at December 31, 2004 are included in the amounts disclosed above.
      Certain principal shareholders of the Company are also principal shareholders of Amalgamated Investments Company, parent of Amalgamated Bank of Chicago. The Bank may enter into loan participations with Amalgamated Bank of Chicago; however, the Company had no participations purchased from or sold to Amalgamated Bank of Chicago at December 31, 2004 and 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      A summary of these commitments to extend credit at December 31 follows:

	2004	2003

	(Dollars in thousands)
Commercial loans	$55,728	$50,064
Syndicated loans	62,576	41,958
Real estate:
Construction, land acquisition and development loans	89,168	41,034
Commercial mortgage	1,351	855
Home equity loans	156,036	134,031
Residential mortgage	127	127
Check credit	727	766
Consumer	35	114
Performance standby letters of credit	12,034	8,656
Financial standby letters of credit	6,922	4,082

Total commitments	$384,704	$281,687

      There were no amounts outstanding against the standby letters of credit as of December 31, 2004 or 2003. Of these guarantees, 53% have terms of less than one year; 22% have terms of one to three years; 15% have terms of three to five years; and 10% have terms of five years or more. The Company’s exposure to loss on the guarantee is minimal as each letter of credit is fully collateralized.

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

Cash and cash equivalents: The carrying amounts reported on the balance sheet for cash and due from banks, Fed funds sold and interest-bearing deposits with banks approximate fair value.

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

Cash surrender value of Bank Owned Life Insurance (“BOLI”): The cash surrender value of BOLI is carried at cost which approximates fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term debt: The carrying amounts of Fed funds purchased, overnight repurchase agreements and treasury, tax and loan demand notes approximate their fair values. At December 31, 2003, the fair values of term repurchase agreements were estimated using a discounted cash flow calculation that utilizes interest rates currently being offered for similar maturities. There were no term repurchase agreements at December 31, 2004.

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

Accrued interest payable: The carrying amounts of accrued interest payable approximate fair value as it is short-term in nature.

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
      The estimated fair values of the Company’s significant financial instruments as of December 31, 2004 and 2003 are as follows:

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

		(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$85,752	$85,752	$66,316	$66,316
Investment securities	841,077	841,133	783,471	783,787
Loans	1,071,655	1,068,058	915,678	917,368
Cash surrender value of BOLI	24,858	24,858	21,011	21,011
Accrued interest receivable	10,884	10,884	8,416	8,416
Financial Liabilities
Time deposits	991,480	989,816	810,104	812,725
Other deposits	723,056	723,056	648,398	648,398
Short-term debt	33,077	33,077	69,910	69,897
FHLB of Chicago borrowings	161,418	162,388	161,500	165,020
Trust Preferred Capital Securities	23,713	24,641	23,000	23,540
Accrued interest payable	5,187	5,187	3,310	3,310
Off-balance sheet commitments
Performance standby letters of credit	—	120	—	87
Financial standby letters of credit	—	69	—	41
Home equity	—	132	—	121
Check credit	—	19	—	20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.	Parent Company Only Financial Information
      Following are the condensed balance sheets, statements of income and cash flows for First Oak Brook Bancshares, Inc.:
Balance Sheets (Parent Company Only)

	December 31,

	2004	2003

	(Dollars in thousands)
Assets
Cash and cash equivalents on deposit with subsidiary	$7,782	$10,262
Investment in subsidiaries	143,550	132,267
Securities available-for-sale, at fair value	4,325	3,398
Due from subsidiaries	3,464	837
Equipment, net	88	87
Other assets	3,702	1,983

Total Assets	$162,911	$148,834

Liabilities and Shareholders’ equity
Junior subordinated notes issued to capital trusts	$23,713	$—
Trust Preferred Capital Securities	—	23,000
Other liabilities	5,411	4,942

Total Liabilities	29,124	27,942
Shareholders’ Equity	133,787	120,892

Total Liabilities and Shareholders’ Equity	$162,911	$148,834

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Statements of Income (Parent Company Only)

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Income:
Dividends from subsidiaries	$9,324	$8,946	$10,692
Other income	1,324	1,130	1,007
Investment securities gains, net	—	288	233

Total income	10,648	10,364	11,932

Expenses:
Interest on short-term debt	—	—	4
Interest on junior subordinated notes issued to capital trusts	1,526	—	—
Interest on Trust Preferred Capital Securities	—	1,247	998
Other expenses	3,422	3,541	2,216

Total expenses	4,948	4,788	3,218

Income before income taxes and equity in undistributed net income of subsidiaries	5,700	5,576	8,714
Income tax benefit	1,271	1,187	683

Income before equity in undistributed net income of subsidiaries	6,971	6,763	9,397
Equity in undistributed net income of subsidiaries	12,101	11,672	1,104

Net income	$19,072	$18,435	$10,501

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$19,072	$18,435	$10,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32	26	16
Discount accretion	—	7	—
Premium amortization	24	—	—
Investment securities gains, net	—	(288)	(233)
Stock dividend	—	—	(8)
Increase in other assets	(324)	(620)	(247)
Increase (decrease) in other liabilities	1,971	2,093	(799)
(Increase) decrease in due from subsidiaries	(2,627)	22	(779)
Equity in undistributed net income of subsidiaries	(12,101)	(11,672)	(1,104)

Net cash provided by operating activities	6,047	8,003	7,347
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,642)	(5,042)	(1,164)
Sales of available-for-sale securities	817	3,313	570
Purchases of equipment	(33)	(38)	—

Net cash used in investing activities	(858)	(1,767)	(594)
Cash flows from financing activities:
Decrease in short-term debt	—	—	(1,225)
Proceeds from Trust Preferred Capital Securities	—	5,000	12,000
Exercise of stock options	76	1,169	399
Payment (issuance) of notes receivable on exercised options	—	100	(300)
Issuance of common stock for employee stock purchase plan	251	211	102
Purchase of treasury stock	(969)	(149)	—
Cash dividends	(6,027)	(4,298)	(3,319)
Capital contribution to subsidiary	(1,000)	(4,156)	(8,372)

Net cash used in financing activities	(7,669)	(2,123)	(715)

Net (decrease) increase in cash and cash equivalents	(2,480)	4,113	6,038
Cash and cash equivalents at beginning of year	10,262	6,149	111

Cash and cash equivalents at end of year	$7,782	$10,262	$6,149

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the Company’s management assessed the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), as of December 31, 2004. Based on this evaluation under the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which appears on page 83.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
First Oak Brook Bancshares, Inc.:
      We have audited the accompanying consolidated balance sheets of First Oak Brook Bancshares Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Chicago, Illinois
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
First Oak Brook Bancshares, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting that First Oak Brook Bancshares, Inc. and its subsidiaries (First Oak Brook Bancshares) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Oak Brook Bancshares’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of First Oak Brook Bancshares’ internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that First Oak Brook Bancshares maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Oak Brook Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Oak Brook Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.
Chicago, Illinois
March 10, 2005

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
      In the fourth quarter of 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
ITEM 9B.     Other Information
      None.
PART III
ITEM 10.     Directors And Executive Officers Of The Registrant
      See information under the caption “Directors and Executive Officers” regarding the director and executive officers of the Company in the Company’s Proxy Statement for its 2005 Annual Meeting to be filed by April 8, 2005, which is incorporated herein by reference.
      See information regarding the Company’s Audit Committee of its Board of Directors and its “Audit Committee Financial Expert” under the caption “Board of Directors, Meetings, Committees, Functions, Membership and Compensation” in the Company’s Proxy Statement for its 2005 Annual Meeting to be filed by April 8, 2005, which is incorporated herein by reference.
      See information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2005 Annual Meeting to be filed by April 8, 2005, which is incorporated herein by reference.
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
ITEM 11.     Executive Compensation
      See information under the captions “Compensation Committee Interlocks and Insider Participation”, “Report of Compensation Committee and Stock Option Advisory Committee on Executive Compensation

and Other Compensation Matters”, “Summary Compensation Table”, “Summary Compensation Table Footnotes”, “Transitional Employment and Other Agreements with Executive Officers”, “Option Grants Table”, “Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values”, and “Five Year Performance Comparison” included in the Company’s Proxy Statement for its 2005 Annual Meeting to be filed by April 8, 2005, which is incorporated herein by reference.

ITEM 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters
      See information under the caption “Information Concerning Security Ownership of Certain Beneficial Owners and Management” included in the Company’s Proxy Statement for its 2005 Annual Meeting to be filed by April 8, 2005, which is incorporated herein by reference.
      See information under the caption “Equity Compensation Plan Information” included in the Company’s Proxy Statement for its 2005 Annual Meeting to be filed by April 8, 2005, which is incorporated herein by reference.
ITEM 13.     Certain Relationships And Related Transactions
      See information under the caption “Transactions with Related Persons” included in the Company’s Proxy Statement for its 2005 Annual Meeting to be filed by April 8, 2005, which is incorporated herein by reference.
ITEM 14.     Principal Accountant Fees and Services
      See information under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement for its 2005 Annual Meeting to be filed by April 8, 2005, which is incorporated herein by reference.
PART IV
ITEM 15.     Exhibits and Financial Statement Schedules

(a)	1. FINANCIAL STATEMENTS
      The following consolidated financial statements are filed as part of this document under Item 8:

Consolidated Balance Sheets— December 31, 2004 and 2003
Consolidated Statements of Income for each of the three years in the period ended December 31, 2004
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2004
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004
Notes to Consolidated Financial Statements
Independent Auditors’ Report
    2.     FINANCIAL STATEMENT SCHEDULES

All schedules have been included in the consolidated financial statements or the notes thereto or are either not applicable or not significant.

(b) EXHIBITS
      Documents indicated by “*” are filed with this Form 10-K.

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).
Exhibit (3.2)	Amended and Restated By-Laws of the Company as amended through January 27, 2004 (Exhibit 3.2 to the Company’s Form 10-Q Quarterly report for the period ended March 31, 2004, incorporated herein by reference).
Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 1999, incorporated herein by reference).
Exhibit (4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).
Exhibit (4.3)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).
Exhibit (4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).
Exhibit (10.1)	Twelfth Amendment to Revolving Credit Agreement between First Oak Brook Bancshares, Inc. and LaSalle Bank National Association dated April 1, 2004. (Exhibit 10.1 to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 2004, incorporated herein by reference).
Exhibit (10.2)	First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan effective November 1, 1997. (Exhibit 10.3 to the Company’s Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference).
Exhibit (10.3)	First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan effective January 23, 2001. (Appendix A to the Company’s Proxy and Notice of Annual Meeting of Shareholders filed April 2, 2001, incorporated herein by reference).
Exhibit (10.4)	License Agreement, between Jack Henry & Associates, Inc. and First Oak Brook Bancshares, Inc. dated March 10, 1993. (Exhibit 10.8 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).
Exhibit (10.5)	Form of Transitional Employment Agreement for Eugene P. Heytow, Richard M. Rieser, Jr. and Frank M. Paris. (Exhibit 10.9 to the Company’s Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference).
Exhibit (10.6)	Form of Transitional Employment Agreement for Senior Officers. (Exhibit 10.10 to the Company’s Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference).
Exhibit (10.7)	Form of Agreement Regarding Post-Employment Restrictive Covenants for Eugene P. Heytow, Richard M. Rieser, Jr. and Frank M. Paris. (Exhibit 10.11 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).
Exhibit (10.8)	Form of Supplemental Pension Benefit Agreement for Eugene P. Heytow. (Exhibit 10.12 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).
Exhibit (10.9)	Form of Supplemental Pension Benefit Agreement for Richard M. Rieser, Jr. (Exhibit 10.13 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference).
Exhibit (10.10)	Senior Executive Insurance Plan. (Exhibit 10.14 to the Company’s Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference).

Exhibit (10.11)	First Oak Brook Bancshares, Inc. Annual Performance Bonus Plan effective January 1, 2001. (Appendix B to the Company’s Proxy and Notice of Annual Meeting of Shareholders filed April 2, 2001, incorporated herein by reference).
Exhibit (10.12)	First Oak Brook Bancshares, Inc. Directors Stock Plan (Form S-8 filed October 25, 1999, incorporated herein by reference).
Exhibit (10.13)	First Oak Brook Bancshares, Inc. Incentive Compensation Plan (Appendix A to the Company’s Proxy and Notice of Annual Meeting of Shareholders filed March 30, 2004, incorporated herein by reference.)
Exhibit (10.14)	Form of Stock Option Agreement under the Company’s Incentive Compensation Plan.*
Exhibit (10.15)	Form of Restricted Stock Unit Award Agreement under the Company’s Incentive Compensation Plan.*
Exhibit (10.16)	Form of Agreement Regarding Confidentiality, Non-Solicitation of Customers and Employees and Prohibited Conduct.*
Exhibit (10.17)	Form of Retirement Agreement for Eugene P. Heytow (Exhibit 99.1 to the Company’s Form 8-K Current Report filed March 9, 2005, incorporated herein by reference.)
Exhibit (21)	Subsidiaries of the Registrant.*
Exhibit (23)	Consent of KPMG LLP.*
Exhibit (31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eugene P. Heytow, Chief Executive Officer.*
Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*
Exhibit (32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Eugene P. Heytow, Chief Executive Officer.*
Exhibit (32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*
      Exhibits 10.2, 10.3 and 10.5 through 10.16 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15 hereof.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Oak Brook Bancshares, Inc.
(Registrant)

By: /s/ Eugene P. Heytow

Eugene P. Heytow,
Chairman of the Board and Chief Executive Officer

DATE: March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene P. Heytow Eugene P. Heytow	Chairman of the Board and Chief Executive Officer	March 10, 2005

/s/ Frank M. Paris Frank M. Paris	Vice Chairman of the Board	March 10, 2005

/s/ Richard M. Rieser, Jr. Richard M. Rieser, Jr.	President, Assistant Secretary, and Director	March 10, 2005

/s/ Miriam Lutwak Fitzgerald Miriam Lutwak Fitzgerald	Director	March 10, 2005

/s/ Geoffrey R. Stone Geoffrey R. Stone	Director	March 10, 2005

/s/ Michael L. Stein Michael L. Stein	Director	March 10, 2005

/s/ Stuart I. Greenbaum Stuart I. Greenbaum	Director	March 10, 2005

/s/ John W. Ballantine John W. Ballantine	Director	March 10, 2005

/s/ Charles J. Gries Charles J. Gries	Director	March 10, 2005

/s/ Rosemarie Bouman Rosemarie Bouman	Vice President and Chief Financial Officer	March 10, 2005

/s/ Jill D. Wachholz Jill D. Wachholz	Chief Accounting Officer	March 10, 2005