Form 10-Q
period 2005-03-31
FIRST OAK BROOK BANCSHARES INC
filed 2005-05-09
CIK 717837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

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

As of May 5, 2005, 9,753,340 shares of the Company’s common stock, par value $2.00 per share, were outstanding.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

INDEX

Page
Certification
Certification
Certification
Certification

*	Not applicable

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Assets

Cash and due from banks	$29,196	$34,273

Fed funds sold and interest-bearing deposits with other banks	12,065	51,479

Investment securities:

Securities held-to-maturity, at amortized cost (fair value, $35,498 and $35,525 at March 31, 2005 and December 31, 2004, respectively)	35,783	35,469

Securities available-for-sale, at fair value	778,134	786,198

Trading securities, at fair value	902	—

Non-marketable securities – FHLB stock	19,676	19,410

Total investment securities	834,495	841,077

Loans, net of unearned discount	1,102,439	1,071,655
Less- allowance for loan losses	(8,549)	(8,546)

Net loans	1,093,890	1,063,109

Other real estate owned, net of valuation reserve	5,130	9,857

Premises and equipment, net of accumulated depreciation	35,203	34,561

Bank owned life insurance	25,102	24,858

Other assets	23,071	23,310

Total Assets	$2,058,152	$2,082,524

CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Liabilities

Noninterest-bearing demand deposits	$267,247	$265,251
Interest-bearing deposits:
Savings deposits and NOW accounts	273,019	291,028
Money market accounts	139,742	166,777
Time deposits:
Under $100,000	399,463	376,841
$100,000 and over	651,706	614,639

Total interest-bearing deposits	1,463,930	1,449,285

Total deposits	1,731,177	1,714,536

Fed funds purchased and securities sold under agreements to repurchase	26,821	25,285
Treasury, tax and loan demand notes	1,205	7,792
FHLB of Chicago borrowings	134,910	161,418
Junior subordinated notes issued to capital trusts	23,713	23,713
Other liabilities	12,362	15,993

Total Liabilities	1,930,188	1,948,737

Shareholders’ Equity

Preferred stock, no par value, authorized— 100,000 shares, issued—none	—	—
Common stock, $2 par value, authorized—16,000,000 shares at March 31, 2005 and December 31, 2004, issued—10,924,868 shares at March 31, 2005 and December 31, 2004, outstanding—9,768,374 shares at March 31, 2005 and 9,820,811 shares at December 31, 2004	21,850	21,850
Surplus	7,844	7,751
Accumulated other comprehensive (loss) income	(6,061)	432
Retained earnings	117,397	114,897
Less cost of shares in treasury, 1,156,494 common shares at March 31, 2005 and 1,104,057 common shares at
December 31, 2004	(13,066)	(11,143)

Total Shareholders’ Equity	127,964	133,787

Total Liabilities and Shareholders’ Equity	$2,058,152	$2,082,524

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2005	2004
	(Dollars in thousands)
Interest and dividend income:
Loans	$13,862	$11,696
Investment securities:
U.S. Treasuries and U.S. Government agencies	7,623	6,986
State and municipal obligations	425	463
Corporate and other securities	838	1,147
Fed funds sold and interest-bearing deposits with other banks	126	80

Total interest and dividend income	22,874	20,372

Interest expense:
Savings deposits and NOW accounts	855	705
Money market accounts	641	367
Time deposits	6,565	4,447
Fed funds purchased and securities sold under agreements to repurchase	195	135
Treasury, tax and loan demand notes	11	19
FHLB of Chicago borrowings	1,366	1,214
Junior subordinated notes issued to capital trusts	426	367

Total interest expense	10,059	7,254

Net interest income	12,815	13,118

Provision for loan losses	—	250

Net interest income after provision for loan losses	$12,815	$12,868

CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
	(Dollars in thousands
	except share data)
Other income:
Service charges on deposit accounts:
Treasury management	$957	$1,207
Retail and small business	265	297
Investment management and trust fees	734	639
Merchant credit card processing fees	1,651	1,331
Gain on mortgages sold, net	88	17
Income from bank owned life insurance	244	213
Income from sale of covered call options	248	343
Securities dealer income	35	27
Other operating income	353	325
Net investment securities gains	163	167

Total other income	4,738	4,566

Other expenses:
Salaries and employee benefits	6,497	6,091
Occupancy	876	855
Equipment	516	520
Data processing	489	438
Professional fees	306	154
Postage, stationery and supplies	241	237
Advertising and business development	511	513
Merchant credit card interchange	1,362	1,060
Other operating expenses	520	535

Total other expenses	11,318	10,403

Income before income taxes	6,235	7,031

Income tax expense	1,955	2,266

Net income	$4,280	$4,765

Basic earnings per share	$.43	$.49

Diluted earnings per share	$.43	$.48

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other			Total
	Common		Comprehensive	Retained	Treasury	Shareholders’
	Stock	Surplus	Income (Loss)	Earnings	Stock	Equity
	(Dollars in thousands)
Three months ended March 31, 2005

Balance at December 31, 2004	$21,850	$7,751	$432	$114,897	$(11,143)	$133,787
Comprehensive loss, net of tax:
Net Income				4,280		4,280
Unrealized holding loss during the period of $6,387, plus the reclassification adjustment for the realized gain included in net income of $106			(6,493)			(6,493)

Total comprehensive loss						(2,213)
Dividends declared ($0.18 per share)				(1,780)		(1,780)
Exercise of stock options (including tax benefit and share repurchases)		90			136	226
Deferred compensation- restricted stock units		3				3
Purchase of treasury stock (68,001 common shares)					(2,059)	(2,059)

Balance at March 31, 2005	$21,850	$7,844	$(6,061)	$117,397	$(13,066)	$127,964

Three months ended March 31, 2004

Balance at December 31, 2003	$21,850	$5,765	$1,463	$102,062	$(10,248)	$120,892
Comprehensive income, net of tax:
Net Income				4,765		4,765
Unrealized holding gain during the period of $6,554, net of the reclassification adjustment for the realized gain included in net income of $109			6,445			6,445

Total comprehensive income						11,210
Dividends declared ($0.16 per share)				(1,554)		(1,554)
Exercise of stock options (including tax benefit and share repurchases)		126			16	142

Balance at March 31, 2004	$21,850	$5,891	$7,908	$105,273	$(10,232)	$130,690

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,280	$4,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	970	715
Provision for loan losses	—	250
Investment securities gains, net	(163)	(167)
Trading securities transactions, net	(902)	—
Origination of real estate loans for sale	(8,155)	(2,022)
Proceeds from sale of real estate loans originated for sale	6,997	2,026
Gain on sale of real estate loans originated for sale	(96)	(26)
Increase in cash surrender value of bank owned life insurance	(244)	(213)
FHLB of Chicago stock dividend	(266)	(608)
Decrease (increase) in other assets	320	(1,799)
(Decrease) increase in other liabilities	(213)	495

Net cash provided by operating activities	2,528	3,416

Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(1,300)	(8,073)
Proceeds from maturities, calls and paydowns	902	118
Securities available-for-sale:
Purchases	(41,388)	(213,659)
Proceeds from maturities, calls and paydowns	14,207	194,484
Proceeds from sales	25,240	66,964
Increase in loans	(29,614)	(47,399)
Purchases of premises and equipment, net of disposals	(1,343)	(1,746)
Proceeds from sale of other real estate owned, net	4,854	4,037
Additional capitalized costs of other real estate owned	(127)	(802)

Net cash used in investing activities	(28,569)	(6,076)

Cash flows from financing activities:
Increase in noninterest-bearing demand deposits	1,996	16,541
Increase in interest-bearing deposits	14,645	92,709
Decrease in short-term borrowing obligations	(5,051)	(40,266)
Proceeds from FHLB of Chicago borrowings	5,000	10,000
Repayment of FHLB of Chicago borrowings	(31,508)	(16,000)
Purchases of treasury stock	(2,059)	—
Exercise of stock options, net	99	41
Cash dividends paid	(1,572)	(1,355)

Net cash (used in) provided by financing activities	(18,450)	61,670

Net increase (decrease) in cash and cash equivalents	(44,491)	59,010
Cash and cash equivalents at beginning of period	84,351	66,316

Cash and cash equivalents at end of period	$39,860	$125,326

Supplemental schedule of noncash activities:
Interest paid	$10,088	$9,279
Income taxes paid	$—	$—
Transfer of auto loans to repossessed autos	$87	$121

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 and 2004
(Unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements for the three month period ended March 31, 2005 include the accounts of First Oak Brook Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, Oak Brook Bank (the “Bank”) and First Oak Brook Capital Markets, Inc. (“FOBCM”). Also included are the accounts of Oak Real Estate Development Corporation, West Erie, LLC and OBB Real Estate Holdings, LLC, all of which are wholly-owned subsidiaries of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of the accompanying unaudited consolidated financial statements requires management to make estimates and assumptions that effect the amounts reported in the interim financial information. Actual results may differ from those estimates.

2.	Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of weighted average outstanding stock options and restricted stock units.

The following table sets forth the computation for basic and diluted EPS for the three month period ended March 31, 2005 and 2004:

	Three months ended
	March 31,
	2005	2004
Net income	$4,280,000	$4,765,000

Denominator for basic earnings per share- weighted average common shares outstanding	9,840,088	9,714,537
Effect of diluted securities:
Stock options	166,601	274,025
Restricted stock units	144	—

Denominator for diluted earnings per share	10,006,833	9,988,562

Earnings per share:
Basic	$.43	$.49

Diluted	$.43	$.48

Weighted average stock options outstanding that were not included in the denominator for diluted EPS totaled 75,000 and 49,934 for the three month period ended March 31, 2005 and 2004, respectively, as their effect would be antidilutive. There were no antidilutive weighted average restricted stock units outstanding at March 31, 2005 and 2004.

3.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). As a result, no compensation expense is recognized when options are granted under the Incentive Compensation Plan or when shares are purchased under the Employee Stock Purchase Plan. Had compensation cost for the plans been determined as if the Company had accounted for its stock-based compensation plans consistent with the fair value method of SFAS No. 123R, the Company’s net income and earnings per share would have been reduced.

During the first quarter, the Company granted 6,850 restricted stock units (“RSUs”) under the Incentive Compensation Plan. The RSU awards vest in 20% installments on each of the sixth through tenth anniversaries of the date of grant, subject to accelerated vesting upon death or disability or a change in control, or may be forfeited in certain circumstances. Shares of common stock will be paid on a one-for-one basis with respect to vested RSUs during the calendar year following the calendar year in which the RSU-holder attains age 59, or, if later, the year the RSU vests, subject to earlier distribution in the event of death, disability or a change in control. As required by APB No. 25, compensation expense for the issuance of restricted stock units is recognized over the ten year required service period based on the fair value of the units on the date of grant. The fair value of a unit was $29.42 based on the closing price per share of common stock on the day prior to the grant.

Receipt of the equity awards is conditioned on the recipient being or becoming a party to an agreement with the Company regarding confidentiality, non-solicitation of employees and customers, and prohibited conduct.

For the purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the stock options’ vesting period. The Company’s pro forma information follows:

	Three months ended
	March 31,
	2005	2004
Net income as reported	$4,280,000	$4,765,000
Less stock-based compensation expense determined under fair value based methods, net of tax:
Incentive Compensation Plan	(77,000)	(74,000)
Employee Stock Purchase Plan	(6,000)	(6,000)

Pro forma net income	$4,197,000	$4,685,000

Earnings per share as reported:
Basic	$.43	$.49
Diluted	$.43	$.48
Pro forma earnings per share:
Basic	$.43	$.48
Diluted	$.42	$.47

Included in the determination of net income as reported at March 31, 2005 is compensation expense related to RSUs of $3,000 ($2,000 net of tax). There were no RSUs awarded or outstanding during 2004.

4.	Junior Subordinated Notes Issued to Capital Trusts

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

The table below summarizes the outstanding junior subordinated notes and the related TRUPS issued by each trust as of March 31, 2005 (dollars in thousands):

	FOBB Statutory	FOBB Statutory	FOBB Statutory
	Trust I	Trust II	Trust III
Junior Subordinated Notes:
Principal balance	$6,186	$12,372	$5,155
Stated maturity	September 2030(1)	June 2032(2)	January 2034(2)
Trust Preferred Securities:
Face value	$6,000	$12,000	$5,000
Interest rate	10.6%	90-day LIBOR	90-day LIBOR
		plus 3.45%	plus 2.80%

Issuance date	September 2000	June 2002	December 2003
Distribution date	Semi-annually	Quarterly	Quarterly

(1)	Non-callable for ten years after issuance date, after which the securities have a declining ten year premium call.

(2)	Non-callable for five years after issuance date, after which callable at par.

5.	Reclassification

Certain amounts in the 2004 interim consolidated financial statements have been reclassified to conform to their 2005 presentation.

6.	New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees (shares issued through the Incentive Compensation Plan or the Employee Stock Purchase Plan), but expresses no preference for a type of valuation model. SFAS No. 123R also provides implementation guidance and is effective for most public companies’ interim period beginning after June 14, 2005 (the third quarter for calendar-year-end companies). On April 14, 2005 the Securities and Exchange Commission (the “Commission”) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The Commission’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 14, 2005. As such, the Company will adopt SFAS No. 123R on January 1, 2006, the beginning of its next fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The Company, primarily through the Bank, operates a single line of business encompassing a general retail and commercial banking business primarily in the Chicago metropolitan area. The Bank is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries. The Bank offers a full range of banking products and services and maintains a full-

service investment management and trust department. The Company also has an investment sales center to execute investment transactions primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth individuals and families. During the second quarter of 2005, the services and investment products offered by the investment sales center will be assumed by and offered through the Company’s subsidiary, FOBCM.

The profitability of the Company’s operations depends on net interest income, the provision for loan losses, noninterest income, and noninterest expense. Net interest income is dependent on the amounts and yields of interest-earning assets relative to the amounts and costs of interest-bearing liabilities, noninterest-bearing liabilities and capital. Net interest income is sensitive to changes in market rates of interest and to the execution of the Company’s asset/liability management strategy. The provision for loan losses is affected by management’s assessment of the quality and collectibility of the loan portfolio, loss experience, economic and market factors as well as growth in and changes to the composition of the loan portfolio.

Noninterest income consists primarily of service charges from treasury management clients, merchant credit card processing fees, investment management and trust fee income, and to a lesser extent, gains on mortgages sold, securities dealer and annuity commissions and other ancillary income. Noninterest expenses are heavily influenced by offering competitive salaries and benefits, the growth of the Company’s operations and branching structure, merchant credit card interchange expense, advertising expense, professional fees and any necessary provision for loss on other real estate owned. The Company’s primary growth strategy continues to emphasize the expansion of branch locations in the Chicago metropolitan area (and particularly the western suburbs of Chicago). The Company opened its Darien branch in March 2005 and has announced four additional branches planned to open in 2005 and 2006. See “Branch Expansion” for additional information.

Set forth below are significant items that occurred during the first quarter of 2005 and some related 2004 discussion:

•	Assets at March 31, 2005 were $2.058 billion, down 1% from $2.083 billion at year-end 2004 and up 7% from $1.926 billion at March 31, 2004.

•	Investments were $834.5 million, down slightly from $841.1 million at December 31, 2004 and up from $755.1 million at March 31, 2004. The Company is redeploying cash flows from the investment portfolio into funding loan growth. See “Investments” for more information.

•	Loans grew to $1.102 billion, up 3% from $1.072 billion at year-end 2004 and up 14% from $962.9 million at March 31, 2004. See “Loans” for more information.

•	Deposits were $1.731 billion, up 1% from $1.715 billion at year-end 2004 and up 10% from $1.568 billion at March 31, 2004, primarily due to growth in time deposits. See “Deposits” for more information.

•	Shareholders’ equity was $128.0 million at March 31, 2005, down from $133.8 million at year-end 2004 and down from $130.7 million at March 31, 2004. The decline is due primarily to market depreciation in the investment portfolio in the first quarter of 2005 and stock repurchases by the Company. See “Capital Resources” for more information.

•	Net income for the first quarter of 2005 was $4.280 million, down $485,000 as compared to the same period in 2004 due primarily to margin compression. See “Earnings Highlights” for more information.

•	No provision for loan losses was recorded for the first quarter of 2005 due to improved asset quality and net recoveries for the quarter. The Management Watch list (including commitments) was $361,000 at March 31, 2005, up slightly from $259,000 at December 31, 2004 and down from $8.8 million at March 31, 2004.

•	Total Other Real Estate Owned (“OREO”) dropped to $5.130 million at March 31, 2005, down from $9.857 million at year-end 2004 and down from $12.895 million at March 31, 2004 due to continued success in liquidating the remaining inventory of condominium units and parking spaces of the property at 60 W. Erie. See “Asset Quality” for more information.

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

The Company believes the policies that govern the allowance for loan losses and the deferred tax assets and liabilities are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements. See Item 7, Application of Critical Accounting Policies and Note 1, Significant Accounting Policies, commencing on pages 17 and 57, respectively, of the Company’s 2004 Annual Report on Form 10-K for additional descriptions of the critical accounting policies as well as the other significant accounting policies of the Company.

Earnings Highlights – First Quarter Results

The Company recorded net income for the first quarter of 2005 of $4,280,000 compared with net income of $4,765,000 for the first quarter of 2004. Basic EPS for the first quarter of 2005 were $.43 compared to basic EPS of $.49 for the first quarter of 2004, while first quarter diluted EPS were $.43 for 2005 compared with diluted EPS of $.48 for 2004.

Key performance indicators for the first quarter of 2005 showed an annualized return on average assets (“ROA”) of .84% compared to ROA of 1.04% for the first quarter of 2004. The annualized return on average shareholders’ equity (“ROE”) for the first quarter of 2005 was 13.04% compared to ROE of 15.42% for the first quarter of 2004.

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The net interest margin represents net interest income divided by average earning assets. The effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone because a significant portion of the Company’s funding is derived from interest-free sources, primarily demand deposits and shareholders’ equity.

Average balances and effective interest yields and rates on a tax equivalent basis for the three months ended March 31, 2005 and 2004 were as follows (dollars in thousands):

	Three months ended			Three months ended
	March 31, 2005			March 31, 2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest- bearing deposits with other banks	$21,448	$126	2.38%	$32,644	$80	.99%
Investment securities:
Taxable securities	806,240	8,511	4.28	730,582	8,203	4.52
Tax-exempt securities (1)	38,155	500	5.31	36,681	522	5.73

Total investment securities (2)	$844,395	$9,011	4.33%	$767,263	$8,725	4.57%
Loans: (3)
Commercial (1)	110,310	1,322	4.86	87,887	963	4.41
Syndicated	43,303	552	5.17	33,256	337	4.08
Construction, land acquisition and development	84,365	1,405	6.75	48,871	713	5.87
Commercial mortgage	243,017	3,928	6.56	239,676	3,780	6.34
Residential mortgage	112,172	1,428	5.16	103,550	1,338	5.20
Home equity	151,463	1,758	4.71	139,632	1,311	3.78
Indirect vehicle:
Auto	276,837	2,639	3.87	231,733	2,559	4.44
Harley Davidson motorcycle	52,255	731	5.67	37,113	592	6.42
Consumer	7,399	108	5.92	7,590	117	6.21

Total loans, net of unearned discount	$1,081,121	$13,871	5.20%	$929,308	$11,710	5.07%

Total earning assets/interest income	$1,946,964	$23,008	4.79%	$1,729,215	$20,515	4.77%
Cash and due from banks	34,313			38,921
Other assets	89,979			91,389
Allowance for loan losses	(8,551)			(8,455)

	$2,062,705			$1,851,070

Interest-bearing deposits:
Savings deposits and NOW accounts	$275,155	$855	1.26%	$267,676	$705	1.06%
Money market accounts	154,124	641	1.69	133,001	367	1.11
Time deposits	999,426	6,565	2.66	815,460	4,447	2.19

Total interest-bearing deposits	$1,428,705	$8,061	2.29%	$1,216,137	$5,519	1.83%
Securities sold under agreements to repurchase and other short-term borrowings	38,547	206	2.17	65,243	154	.95
FHLB of Chicago borrowings	153,025	1,366	3.62	154,027	1,214	3.17
Junior subordinated notes issued to capital trusts	23,713	426	7.29	23,713	367	6.22

Total interest-bearing liabilities/ interest expense	$1,643,990	$10,059	2.48%	$1,459,120	$7,254	2.00%
Noninterest-bearing demand deposits	271,126			253,364
Other liabilities	14,523			14,323

Total liabilities	$1,929,639			$1,726,807
Shareholders’ equity	133,066			124,263

	$2,062,705			$1,851,070

Net interest income/spread (1)		$12,949	2.31%		$13,261	2.77%

Net interest margin (1)			2.70%			3.08%

(1) Tax-equivalent basis. Interest income and the average yield on tax-exempt loans and investment securities include the effects of tax-equivalent adjustments using a tax rate of 35%. See page 16 for reconciliation to GAAP.

(2) Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax-equivalent yield of total investment securities was $845,564 and 4.32% for the three months ended March 31, 2005; and $761,774 and 4.61% for the three months ended March 31, 2004.

(3) Includes average nonaccrual loans.

The following table indicates the reconciliation of the GAAP interest income to the tax-equivalent interest income as reported in the average balance sheet for the quarters ended March 31, 2005 and 2004:

	Three months ended		Three months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Dollars in thousands)
	Tax-exempt securities		Commercial loans
GAAP Income	$375	$393	$1,313	$949

Tax-equivalent adjustment	$125	$129	$9	$14

Tax-equivalent interest income	$500	$522	$1,322	$963

Net interest income for the first quarter of 2005, on a tax-equivalent basis, decreased $312,000, or 2%, compared to the first quarter of 2004. This decrease is primarily attributable to a 38 basis point decrease in the net interest margin to 2.70% for the first quarter of 2005 from 3.08% for the same period last year, partially offset by a 13% increase in average earning assets. However, on a linked quarter basis the margin is down just 2 basis points from 2.72% for the fourth quarter of 2004.

The changes in net interest income and the net interest margin as compared to the first quarter of 2004 were primarily the result of the following:

RATE

•	For the first quarter of 2005, the yield on average earning assets increased 2 basis points to 4.79% while the cost of interest-bearing liabilities increased 48 basis points to 2.48%. Margin compression was primarily the result of being liability sensitive (liabilities reprice more quickly than assets) as interest rates rose, competitive pressures on loan and deposit pricing and the flattening of the yield curve. The Fed funds rate stayed constant until June 2004, at which time the Federal Reserve began raising rates gradually – doing so seven times for an aggregate increase of 175 basis points by March 2005 (including two times during the first quarter of 2005).

•	The slight increase in the yield on average earning assets is due primarily to the increase in yields on loans partially offset by a decrease in the yield earned on investment securities. The yield on average loans increased 13 basis points due to the rising rate environment and an overall increase in loan fees of $129,000 in the first quarter of 2005 compared to the first quarter of 2004. Although loan fees are amortized to income over the loan period as a normal part of the business, the additional fees associated with the prepayment of loans are less predictable and, during periods of higher prepayment activity, can result in a spike in earnings since these fees are recorded in income when received. The investment portfolio yield declined partially as a result of the overall shortening of the average contractual maturity of the portfolio to 6.3 years at March 31, 2005 from 8.2 years at March 31, 2004.

•	The increase in the cost of average interest-bearing liabilities is due primarily to the rising rate environment. The Federal Reserve increased interest rates on Fed funds 175 basis points since June 30, 2004. This increase was partially offset by growth in public fund time deposits which typically have a relatively lower cost and shorter terms than promotional rate retail time deposits.

VOLUME

•	Total average earning assets increased $217.7 million, or 13%, compared to the first quarter of 2004. The Company’s average securities portfolio increased by $77.1 million, or 10%, and consists primarily of increases in U.S. Government agency securities ($125.3 million), partially offset by decreases in U.S. Treasuries ($30.8 million) and corporate and other securities ($16.6 million). See “Investment Securities” for further analysis.

•	Average loans for the first quarter of 2005 increased $151.8 million, or 16%, compared to the first quarter of 2004. The increase primarily consists of increases in indirect vehicle loans ($60.2 million), construction loans ($35.5 million), commercial and syndicated loans ($32.5 million), home equity loans ($11.8 million), residential mortgage loans ($8.6 million), and commercial mortgage loans ($3.3 million). See “Loans” for further analysis.

•	Average Fed funds sold and interest-bearing deposits with other banks decreased $11.2 million due primarily to cash flows from deposit growth being primarily invested in loans and readily marketable U.S. Government agency securities rather than in the Fed funds market.

•	Average interest-bearing liabilities increased $184.9 million, or 13%, compared to the first quarter of 2004. Average interest-bearing deposits increased $212.6 million due to growth in time deposits ($184.0 million), money market accounts ($21.1 million), and savings and NOW accounts ($7.5 million). Time deposits were augmented by a $182.9 million average increase in public funds. See “Deposits” for further analysis.

•	Average securities sold under agreements to repurchase and other short-term borrowings decreased $26.7 million due primarily to a $21.2 million average decrease in term repurchase agreements.

•	Average demand deposits increased $17.8 million due primarily to new customer volume, partially offset by closed accounts.

The Company did not record a provision for loan losses for the first quarter of 2005 due primarily to improved asset quality, including the reduction in Management Watch list loans to $361,000 at March 31, 2005 from $8.8 million at March 31, 2004, and net recoveries for the quarter. The Company’s provision for loan losses was $250,000 in the first quarter of 2004. See “Allowance for Loan Losses” and “Asset Quality” for more information.

Total other income increased $172,000, or 4%. Service charges on deposit accounts paid in cash from treasury management clients decreased $250,000, or 21%, due primarily to higher demand deposit balances and higher earnings credit rates being paid on demand deposit account balances. Total treasury management fees, both cash fees and fees offset by earnings credits on deposit balances decreased 2% compared to the first quarter of 2004. The industry shift from paper based payments to lower priced electronic payments continues to put pressure on gross treasury management revenues. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or in a combination of deposit balances and cash. The treasury management fees included in the financial statements represent only the cash fees paid by treasury management clients. As interest rates rise (as they did beginning in late 2004) so does the value of earnings credits assigned to deposit balances. As a result, deposit balances cover more service charges and cash fees tend to decline in a rising rate environment.

Investment management and trust fees increased $95,000 due primarily to an increase in total trust assets resulting from strong business development results and high client retention rates. Discretionary assets under management climbed to $760.4 million at March 31, 2005, up from $672.4 million at March 31, 2004. Total trust assets under administration rose to $951.5 million at March 31, 2005, up from $845.2 million at March 31, 2004.

Merchant credit card processing fees increased $320,000 due primarily to a $16.2 million increase in sales volume (primarily new customers), partially offset by price concessions that resulted from competitive pressures. The number of merchant outlets at March 31, 2005 increased to 595 compared to 455 at March 31, 2004. Merchant credit card interchange expense, included in Other Expenses, increased $302,000 compared to the first quarter of 2004. Continued growth is anticipated due to new high-volume merchant customers brought in during the first quarter of 2005.

Gain on mortgages sold with servicing released increased $71,000 compared to the first quarter of 2004. This increase was due primarily to the Company selling a larger dollar amount of mortgage originations and, to a lesser extent, a change in the compensation structure for originators from solely commission based to a salary plus a fixed incentive per loan. The Company originated a total of $18.6 million in mortgage loans in the first quarter of 2005, of which $6.9 million were sold. During the same period of 2004, the Company originated $16.6 million in mortgage loans, of which $2.0 million were sold. Gain on mortgages sold is shown net of applicable costs of $9,000 for the first quarter of 2005 and 2004. The Company anticipates continued growth in income related to mortgages during the remainder of 2005 due to significant planned advertising for the Company’s new “guaranteed best rate” mortgage and home equity products.

Income from the sale of covered call options decreased $95,000. The Company periodically sells options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at March 31, 2005.

The Company recorded net investment securities gains of $163,000 for the first quarter of 2005 as compared to $167,000 for the first quarter of 2004. In the first quarter of 2005, the net gains were recorded on sales of $15.2 million in U.S. Government agency securities and $10.0 million in U.S. Treasuries. In 2004, the net gains were primarily recorded on sales of $34.4 million in U.S. Treasuries, $30.8 million in U.S. Government agency and $1.1 million in corporate and other securities. As market opportunities present themselves, the Company periodically sells securities to reposition its investment portfolio in an effort to improve overall yield or adjust the portfolio duration. Gains or losses from investment sales are considered non-recurring by the Company’s management.

Total other expenses increased $915,000, or 9%. Annualized operating expenses as a percentage of average assets improved to 2.2% for 2005 as compared to 2.3% for 2004. Annualized net overhead expenses as a percentage of average earning assets were 1.4% for both 2005 and 2004. The efficiency ratio (other expenses divided by net interest income and other income) was 64.5% in 2005 compared to 58.8% in 2004.

Salaries and employee benefits increased $406,000 due primarily to higher compensation costs and increased costs of employee benefits, especially unemployment and health insurance. The average number of full-time equivalents was 345 for the first quarter of 2005 and 2004.

The combined expense for Occupancy and Equipment increased $17,000. The Company anticipates a continued increase in these expenses due to the opening of the Darien branch in March 2005 and the three additional branches planned to open later in 2005. See “Branch Expansion” for more information.

Professional fees increased $152,000 due primarily to a reimbursement of legal fees in 2004 related to a fully recovered problem credit and increased ongoing costs in 2005 related to compliance with the Sarbanes-Oxley Act. The Company expects an ongoing higher level of fees in 2005 for corporate governance and audit.

Merchant credit card interchange expense increased $302,000 due primarily to increased sales volume and higher interchange rates. Merchant credit card processing fees, included in Other Income, rose $320,000.

Income Taxes

Income tax expense for the first quarter of 2005 totaled $1,955,000 as compared to $2,266,000 for 2004. When measured as a percentage of income before taxes, the Company’s effective tax rate was 31.4% in 2005 as compared to 32.2% in 2004. Effective tax rates are lower than statutory rates due primarily to the investment in tax-exempt municipal bonds and the increase in the cash surrender value of bank owned life insurance (“BOLI”), both of which are not taxable for Federal income tax purposes. The Company’s provision for income taxes includes Federal income tax expense of 35% applied to taxable income in both 2005 and 2004. The Company had no state tax provision recorded for the first three months of 2005 or 2004 due primarily to significant income from state tax-exempt investment securities (U.S. Treasuries and U.S. Government agency securities), the existence of a state net operating loss carryforward which resulted from a significant charge-off in 2002 and, to a lesser extent, tax planning initiatives.

FINANCIAL CONDITION

Liquidity

Effective management of balance sheet liquidity is necessary to fund growth in earning assets, to meet maturing obligations and depositors’ withdrawal requirements, to pay shareholders’ dividends, and to purchase common stock under stock repurchase programs.

The Company has numerous sources of liquidity including readily marketable investment securities, shorter-term loans within the loan portfolio, principal and interest cash flows from investments and loans, the ability to attract retail and public fund time deposits and to purchase brokered time deposits and access to various other borrowing arrangements.

Available borrowing arrangements are summarized as follows:

The Bank

•	Fed funds lines aggregating $200 million with six correspondent banks, subject to the continued good financial standing of the Bank. As of March 31, 2005, all $200 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $400 million with four brokerage firms subject to the pledge of specific collateral and the continued good financial standing of the Bank. As of March 31, 2005, all $400 million was available for use under these lines, subject to the availability of collateral. An investment security is pledged towards a reverse repurchase agreement at the time the Bank enters into such agreement.

•	Advances from the FHLB of Chicago subject to the pledge of specific collateral and ownership of sufficient FHLB of Chicago stock. As of March 31, 2005, advances totaled $134.9 million and approximately $40.0 million remained available to the Bank under the FHLB of Chicago agreements without the pledge of additional collateral. The Bank has pledged substantially all residential mortgage loans, specifically listed multi-family mortgage loans and agency securities towards the advances. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $187.1 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. The Bank has pledged substantially all construction loans and the majority of commercial mortgage loans against this line. The line was unused at March 31, 2005.

As of March 31, 2005, the Bank has investment securities totaling approximately $69.7 million available to pledge as collateral towards reverse repurchase agreements or additional FHLB of Chicago advances.

Parent Company

•	The Company has cash, short-term investments and other marketable securities totaling $11.9 million at March 31, 2005.

•	The Company has an unsecured revolving credit arrangement for $15 million. The line was unused at March 31, 2005. The line was renewed through April 1, 2006 and is anticipated to be renewed annually.

Interest Rate Sensitivity

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The net income of the Company depends, to a substantial extent, on the differences between the income the Company receives from loans, investment securities, and other earning assets and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities, such as the Federal Reserve Bank. In addition, since the Company’s primary source of interest-bearing liabilities are customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market in which the Company operates.

The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset and liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. However, as a result of interest rate levels at December 31, 2004, the Company assumed rates would not decline 200 basis points. As rates have risen since year end, the Company has again begun to analyze interest rate sensitivity at minus 200 basis points. At March 31, 2005 and December 31, 2004, the Company was within policy objectives based on its models.

	March 31, 2005
	-200bp	-100bp	-25bp	+25bp	+100bp	+200bp
	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$(16)	$163	$46	$(54)	$(1,307)	$(2,432)

Percent change	—%	.3%	.1%	(.1)%	(2.7)%	(5.0)%

	December 31, 2004
	-200bp	-100bp	-25bp	+25bp	+100bp	+200bp
Annual net interest income change from an immediate change in rates	N/A	$13	$(80)	$(57)	$(840)	$(1,922)

Percent change	N/A	—%	(.2)%	(.1)%	(1.7)%	(3.9)%

Rate shock analysis assesses the risk of changes in annual net interest income in the event of an immediate and sustained parallel change in market rates. The profile as of March 31, 2005 indicates a 200 basis point increase in interest rates generates a decrease in net interest income of $2,432,000 or a 5.0% reduction in base case projected net interest income. When interest rates are shocked down 200 basis points, a decrease in net interest income of $16,000 of base case projected net interest income would result. These projections should not be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred. The interest rate sensitivity presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement period and (ii) that changes in market interest rates are parallel and instantaneous across the yield curve. This analysis is also limited by the fact that it does not include any balance sheet repositioning actions the Company may take, such as lengthening or shortening the duration of the securities portfolio, should severe movements in interest rates occur. These repositioning actions would likely reduce the variability of net interest income shown in the extreme interest rate shock forecasts.

The change in the Company’s interest rate risk profile at March 31, 2005 compared to December 31, 2004 is primarily due to changes in the composition of the balance sheet as well as changes in interest rates from year-end levels.

Commitments

In the normal course of business, there are various outstanding commitments and contingent liabilities, including commitments to extend credit, performance standby letters of credit and financial standby letters of credit (collectively “commitments”) that are not reflected in the consolidated financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the other party to a commitment is limited to its contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no material violation of any condition established in the contract. Specifically, home equity lines are reviewed annually, and the Bank has the ability to deny any future extensions of home equity balances based upon the borrowers’ credit. Performance standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party. Financial standby letters of credit are conditional guarantees of payment to a third party on behalf of a customer of the Company. These commitments are subject to the same credit policies followed for loans recorded in the consolidated financial statements.

A summary of these commitments to extend credit follows:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial	$55,938	$55,728
Syndicated	65,578	62,576
Construction, land acquisition and development	102,040	89,168
Commercial mortgage	1,308	1,351
Residential mortgage	127	127
Home equity	164,021	156,036
Consumer	35	35
Check credit	727	727
Performance standby letters of credit	8,527	12,034
Financial standby letters of credit	7,647	6,922

Total commitments	$405,948	$384,704

Investment Securities

The following table sets forth the carrying value of investment securities held on the dates indicated.

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
U.S. Treasuries	$20,533	$20,101
U.S. Government agencies	712,597	718,350
State and municipal obligations	42,562	43,697
Corporate and other securities	58,803	58,929

Total investment portfolio	$834,495	$841,077

At March 31, 2005, there are no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies and the FHLB of Chicago.

The Company’s investment portfolio decreased $6.6 million, or 1%, to $834.5 million at March 31, 2005 from $841.1 million at December 31, 2004. This decrease was primarily in U.S. Government agency securities and state and municipal obligations. The effective duration of the entire portfolio (excluding FHLB of Chicago stock, perpetual preferred stock, money market funds and equity securities, which have no stated maturity) was 3.11 at March 31, 2005 compared to 2.63 at December 31, 2004. The average contractual maturity of the portfolio (with the same exclusions) was 6.3 years at March 31, 2005 and December 31, 2004.

U.S. Treasuries: The Company’s holdings of U.S. Treasuries increased slightly due primarily to investment security transactions. The average contractual maturity of this portfolio decreased slightly to 8.2 years at March 31, 2005 from 8.4 years at December 31, 2004.

U.S. Government agencies: The Company’s holdings of U.S. Government agency securities (including agency mortgage-backed securities and agency collateralized mortgage obligations totaling $42.7 million) decreased

$5.8 million due primarily to investment securities transactions and an unrealized loss on the portfolio of $10.2 million at March 31, 2005 as a result of market depreciation over the first quarter of 2005. The average contractual maturity of this portfolio was 5.8 years at March 31, 2005 and December 31, 2004.

State and municipal obligations: The Company’s holdings of state and municipal obligations decreased $1.1 million primarily due to investment securities transactions. The average contractual maturity of this portfolio increased slightly to 3.7 years at March 31, 2005 from 3.6 years at December 31, 2004.

Corporate and other securities: The Company’s holdings of corporate and other securities decreased slightly during the first quarter of 2005. At March 31, 2005 the portfolio consisted of $26.9 million in TRUPS, $19.7 million of FHLB of Chicago stock, $8.7 million in Fannie Mae perpetual preferred stock and $3.5 million in money market funds, corporate debt, and equity securities. The average contractual maturity of the TRUPS and corporate debt decreased to 22.3 years at March 31, 2005 from 22.5 years at December 31, 2004. The remaining securities in this portfolio do not have a stated maturity.

Periodically, the Company will sell options to securities dealers for the dealers’ right to purchase certain U.S. Treasuries or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. The option premium income generated by these transactions is recognized as other noninterest income when received. There were no call options outstanding at March 31, 2005 or December 31, 2004.

The following table presents the total carrying value of callable securities in the portfolio and their respective coupon range by investment type as of March 31, 2005:

	Callable	Callable	Callable in	Callable
	Remaining	in	2007 and	in
	in 2005	2006	Beyond	Total
	(Dollars in thousands)
U.S. Government agencies:
Total callable	$528,631	$79,760	$20,184	$628,575
In-the-money calls	$28,276	$—	$10,315	$38,591
Coupon range	2.3% - 6.0%	4.4% - 5.4%	5.0% - 6.0%	2.3% - 6.0%

State and municipal obligations:
Total callable	$4,138	$1,311	$3,678	$9,127
In-the-money calls	$3,643	$1,311	$2,152	$7,106
Coupon range	2.4% - 6.4%	5.7% - 7.5%	3.4% - 5.5%	2.4% - 7.5%

Corporate and other securities:
Total callable	$6,143	$9,916	$13,456	$29,515
In-the-money calls	$6,143	$4,229	$10,006	$20,378
Coupon range	3.2% - 4.7%	2.4% - 9.0%	3.4% - 8.4%	2.4% - 9.0%

None of the U.S. Treasuries have call features as of March 31, 2005.

Loans

The following table indicates loans outstanding, as of the dates indicated:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial	$118,584	$116,653
Syndicated	47,108	34,958
Construction, land acquisition and development	89,320	75,833
Commercial mortgage	240,081	247,840
Residential mortgage	115,141	109,097
Home equity	151,075	151,873
Indirect vehicle:
Auto	278,409	276,398
Harley Davidson motorcycle	55,147	51,560
Consumer	7,574	7,443

Loans, net of unearned discount	$1,102,439	$1,071,655

Total loans increased $30.8 million as compared to December 31, 2004 due primarily to increases in construction, land acquisition and development, syndicated, residential and indirect vehicle loans. The growth was the result of continued new business development and a solid pipeline.

The commercial and syndicated loan portfolios are primarily secured by business assets. Loans secured by real estate comprise the greatest percentage of total loans. Commercial mortgages and construction, land acquisition and development loans are generally secured by properties in the Chicago metropolitan area. Substantially all of the Company’s residential mortgage loans are secured by first mortgages, and home equity lines are secured primarily by junior liens (and sometimes first liens) on one-to-four family residences in the Chicago metropolitan area. Substantially all of the Company’s combined portfolio of residential mortgages and home equity lines have loan to value ratios of 80% or less of the appraised value. Indirect vehicle loans represent consumer loans made through a network of new car and Harley Davidson dealers. Other than the following descriptions, there is no significant concentration of loans exceeding 10% of total loans in any specific industry or specific region of the United States other than the Chicago metropolitan area.

Commercial loans increased $1.9 million to $118.6 million at March 31, 2005. Included in commercial loans are lease financing receivables totaling $27.2 million and $28.6 million at March 31, 2005 and December 31, 2004, respectively. Commercial loans are comprised of approximately 21% new car dealers; 13% insurance premium receivables; 5% physicians’ practices; 5% construction transportation; and 56% of various other industries in which the Company has no significant concentration.

Syndicated loans increased $12.2 million to $47.1 million at March 31, 2005 due primarily to the outstanding balance on new loans booked totaling $15.6 million, partially offset by payoffs and paydowns. Total exposure to nationally syndicated loans (including unfunded commitments) was $118.1 million and $102.3 million at March 31, 2005 and December 31, 2004, respectively. Of the total exposure, approximately 25% is in the gaming and leisure industry; approximately 24% in the food and dairy industry; and 51% of various other industries in which the Company has no significant concentration.

Construction, land acquisition and development loans increased $13.5 million to $89.3 million at March 31, 2005 due primarily to new loans booked with outstanding balances totaling $20.0 million, partially offset by payoffs and paydowns. This portfolio is comprised of approximately 65% construction of 1-4 family detached homes, condominiums and townhouses in the Chicago metropolitan area; 23% retail developments; and 12% multi-family residential projects.

Commercial mortgage loans decreased $7.8 million to $240.1 million at March 31, 2005 due primarily to payoffs totalling $13.7 million, partially offset by new loans booked. This portfolio is comprised of approximately 40% multi-family residential properties; 27% retail properties; 24% owner-occupied office and industrial properties; and 9% non-owner occupied office and industrial properties.

Residential mortgage loans increased $6.0 million to $115.1 million at March 31, 2005 due primarily to new loans booked, offset by payoffs and paydowns. The Company kept $11.7 million of the $18.6 million in 2005 mortgage loan originations for the Bank’s portfolio. The remaining $6.9 million in originations were sold with servicing released to investors. Generally, at the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and current market trends.

Indirect auto loans increased $2.0 million to $278.4 million at March 31, 2005 due primarily to $35.2 million in new loans, offset by payoffs and regular paydowns. The Company’s indirect auto portfolio consists of approximately 15,500 loans originated in the Chicago metropolitan area, of which 80% are new vehicles and 20% are used vehicles. The Bank is currently eighth in the Chicago market among banks in new car loan originations. The average life of the indirect auto portfolio is 2.8 years.

Harley-Davidson motorcycle loans increased $3.6 million to $55.1 million at March 31, 2005. The Company’s portfolio consists of approximately 4,700 loans generated in thirteen states as part of a national marketing initiative, of which 58% were originated in Illinois and Wisconsin.

The Company did not have any programs to buy subprime indirect loan paper or any other subprime credit in 2005 or 2004.

Allowance For Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on both quantitative and qualitative factors including: the Company’s past loan loss experience, known and inherent risks in the portfolio, size and composition of the loan portfolio, current economic conditions, historical losses experienced by the industry, value of the underlying collateral, and other relevant factors. Loans which are determined to be uncollectible are charged off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance. See “Application of Critical Accounting Policies” in the 2004 Annual Report on Form 10-K for further analysis of the Company’s policy on the allowance for loan losses.

The following table summarizes the loan loss experience for the first three months of 2005 and 2004.

Three months ended
March 31,
2005	2004
(Dollars in thousands)
Balance at beginning of period	$8,546	$8,369

Charge-offs during the period: (1)
Commercial	(1)	—
Home equity	—	(15)
Indirect vehicle	(118)	(138)
Consumer	(4)	(4)

Total charge-offs	(123)	(157)

Recoveries during the period: (1)
Construction, land acquisition and development	32	15
Indirect vehicle	80	47
Consumer	14	7

Total recoveries	126	69

Net recoveries (charge-offs) during the period	3	(88)
Provision for loan losses	—	250

Allowance for loan losses, end of the period	$8,549	$8,531

Ratio of net charge-offs to average loans outstanding (annualized)	—%	.04%

Allowance for loan losses as a percent of loans outstanding	.78%	.89%

Ratio of allowance for loan losses to nonperforming loans	67.85	x	18.00	x

(1) There were no charge-offs or recoveries in the syndicated, commercial mortgage or residential mortgage loan portfolios during the periods presented

Net recoveries for the first three months of 2005 totaled $3,000 compared to net charge-offs of $88,000 in 2004. In 2005, charge-offs totaled $123,000 which related primarily to the Company’s indirect vehicle portfolio. Recoveries totaled $126,000, including $32,000 in restitution from the 60 W. Erie loan fraud. The remaining recoveries relate primarily to the Company’s indirect vehicle portfolio. In 2004, charge-offs of $157,000 and recoveries of $69,000 related primarily to the indirect vehicle portfolio. Annualized net charge-offs on the average indirect portfolio were 5 basis points for the first quarter of 2005 and 13 basis points for the first quarter of 2004, well below peers.

The Company’s allowance for loan losses was $8.5 million at March 31, 2005 and 2004, representing ..78% and .89% of loans outstanding, respectively. The allowance for loan losses is sufficient to provide for probable losses based on management’s evaluation of the risks inherent in the various loan categories. Management believes the allowance for loan losses is at an adequate level.

Asset Quality

The following table summarizes the Company’s nonperforming assets (nonaccrual loans, loans which are past due 90 days or more, OREO, and repossessed vehicles):

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$—	$—
Loans which are past due 90 days or more	126	148

Total nonperforming loans	126	148
Other real estate owned	5,130	9,857
Repossessed vehicles	72	145

Total nonperforming assets	$5,328	$10,150

Nonperforming loans to total loans outstanding	.01%	.01%
Nonperforming assets to total assets	.26%	.49%
Nonperforming assets to total shareholders’ equity	4.16%	7.59%

OREO

At March 31, 2005, the company had two properties in OREO totaling $5.130 million. Of this, $5.034 million represents the net realizable value of the remaining inventory of unsold units and parking spaces of a luxury condominium project located at 60 W. Erie Street in River North in Chicago. Title to the property was acquired in November 2002 following the discovery early in May 2002 of bank fraud by the developers, and it was recorded at its then net realizable value. The project, which consisted of 24 condominium units and 53 deeded parking spaces, was completed within budget during the first quarter of 2004. Through March 31, 2005, 18 units and 40 parking spaces were sold and occupied. Since acquisition of the property, the Company has recorded a cumulative provision for loss on this OREO of $2.632 million. Management will continue to evaluate the property quarterly for impairment and make additional valuation adjustments as deemed necessary.

At May 5, 2005, the property was recorded at its net realizable value of $1.5 million. Also, as of May 5, 2005, 22 of the 24 units and 46 of the 53 parking spaces are sold and occupied. The Company has a contract pending with an escrow deposit on one of the remaining units plus one parking space scheduled to close in the second quarter.

A schedule of activity in this OREO property for the three months ended March 31, 2005 and since its acquisition is shown in the following table:

	Three months ended	Since Acquisition
	March 31, 2005	(November 2002)
	(Dollars in thousands)
Beginning Balance	$9,761	$—
Transfer of net realizable value to OREO	—	3,606
Funding towards project	127	18,986
Sales proceeds, net	(4,854)	(14,926)
Provision for OREO	—	(2,632)

Balance at March 31	$5,034	$5,034

The Bank remains the plaintiff in a number of civil lawsuits brought against various individuals and entities, which arose in connection with the 60 W. Erie fraud. During 2004, Jeffrey Grossman and Donald Grauer, the two principals of the developer in the original project, each pled guilty in the U.S. District Court for the Northern District of Illinois pursuant to plea agreements between each defendant and the U.S. Attorney’s Office. Donald Grauer has since committed suicide and Jeffrey Grossman was sentenced to 140 months of imprisonment. The Government is seeking mandatory restitution from Grossman and the estate of Grauer on behalf of the Bank and other victims for losses resulting from this and other unrelated schemes. The amount and timing of any recoveries from such restitution or the civil lawsuits cannot be ascertained at this time. Dale Tarantur, another defendant, also pled guilty, was sentenced to house arrest and ordered to pay $32,000 in restitution, which the Bank received in February 2005.

The second property in OREO is a commercial real estate property located in Chicago Heights, Illinois. This property is recorded at its net realizable value of $96,000. The Company has entered into a sales contract on the property that exceeds the net realizable value.

Repossessed Autos

Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheet. The typical holding period for resale of repossessed vehicles is 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The Bank’s portfolio of repossessed assets totaled $72,000 at March 31, 2005 compared to $145,000 at December 31, 2004.

Potential Problem Loans

In addition to nonperforming assets, there are certain loans in the portfolio that management has identified, through its problem loan identification process, which exhibit a higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans, including related outstanding commitments, totaling $361,000 at March 31, 2005 compared to $259,000 at December 31, 2004.

Deposits

At March 31, 2005, total deposits were $1.731 billion, an increase of $16.6 million, or 1%, compared to December 31, 2004. Interest-bearing deposits increased $14.6 million due to an increase of $59.7 million in time deposits, partially offset by decreases of $27.0 million in money market accounts and $18.0 million in savings deposits and NOW accounts. The growth in time deposits was primarily due to competitive retail time deposit promotions. In addition, the Company recorded a $15.7 million increase in public funds to a total of $418.3 million resulting from continued growth of new relationships with various public school districts throughout Illinois. The decreases in savings deposits and NOW accounts as well as money market accounts are due primarily to existing customers transferring funds out of the Bank in favor of higher rates offered by industry competitors. In April 2005, in response to this trend, the Bank began promoting a new higher rate premium money market fund. Noninterest-bearing demand deposits increased $2.0 million primarily from treasury management clients.

Capital Resources

Shareholders’ equity totaled $128.0 million at March 31, 2005 compared to $133.8 million at December 31, 2004. The decrease in total capital is primarily the result of the fluctuation in the market value of investment securities (decrease of $6.5 million), stock repurchases (decrease of $2.1 million), partially offset by earnings.

Given the size and contractual maturity of the Company’s investment portfolio, in a rising rate environment it is probable accumulated other comprehensive income will decline as it did in the quarter ended March 31, 2005. Although such a decline translated into lower shareholders’ equity and a lower book value per share at March 31, 2005, it had no effect on regulatory capital calculations. The Company and the Bank’s capital ratios exceeded not only minimum regulatory guidelines, but also the FDIC criteria for “well capitalized” banks.

On March 1, 2005, the Board of Governors of the Federal Reserve System issued a final ruling on the inclusion of TRUPS in their Tier 1 Capital calculation for regulatory capital purposes. This rule, effective March 31, 2009, reduces the allowable level of TRUPS for purposes of calculating Tier 1 Capital to 25% of core capital elements net of goodwill and includes a phase out period for the final five years prior to the TRUP maturity. Under the new rules, the Company will still be considered “well capitalized” as the current level of TRUPS falls within the new allowable limits.

The following table shows the capital ratios of the Company and the Bank as of March 31, 2005 and the minimum ratios for “well capitalized” and “adequately capitalized” status.

			Capital Required To Be
					Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2005:
Total Capital (to Risk Weighted Assets)
Consolidated	$165,241	12.05%	$137,126	10%	$109,701	8%
Oak Brook Bank	153,299	11.26	136,127	10	108,902	8
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	156,692	11.43	82,276	6	54,851	4
Oak Brook Bank	144,750	10.63	81,676	6	54,451	4
Tier 1 Capital (to Average Assets)
Consolidated	156,692	7.55	103,712	5	82,970	4
Oak Brook Bank	144,750	7.01	103,218	5	82,575	4

The market price of the Company’s common stock at March 31, 2005 was $29.29 with a tangible book value of $12.85 per share. The ratio of the Company’s price to its book value was 2.3x at March 31, 2005. The ratio of the Company’s price to the last 12 months diluted EPS, commonly called its P/E ratio, was 15.8x at March 31, 2005.

During the first three months of 2005, the Company paid dividends of $.16 per share. The dividend payout ratio on three month earnings was 41.6% for 2005. On January 25, 2005 the Company declared a quarterly cash dividend of $.18, payable on April 22, 2005 to shareholders of record as of April 11, 2005.

In 2000, the Board of Directors approved a stock repurchase program which authorizes (but does not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through January 2006 (as extended). Repurchases can be made in the open market or through privately-negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. The Company repurchased 68,001 shares during the first three months of 2005 at an average price of $30.28 per share, and there are 48,236 shares remaining available for repurchases under the program.

Branch Expansion

The Company’s banking subsidiary is Oak Brook Bank. The Bank currently operates eighteen banking offices: sixteen in the western suburbs of Chicago, one in the northern suburbs of Chicago, one at Huron and Dearborn streets in the River North area near downtown Chicago, in addition to a Call Center at 800-536-3000 and an Internet branch at www.obb.com.

On March 14, 2005, the Bank opened its 18th office at the southwest corner of Lyman Avenue and 75th Street in Darien, Illinois.

With all necessary regulatory and municipal approvals and building permits in hand, the Bank recently began construction on an office at 212-214 West Street, just south of the Metra commuter train station, in Wheaton, Illinois. The Bank acquired the property in August 2004, and expects to complete its Wheaton branch in late 2005.

In December 2004, the Bank announced plans to open an office at 356 Park Avenue in Glencoe, Illinois, in a very affluent part of Chicago’s North Shore. Having received all regulatory and municipal approvals, the Bank awaits issuance of final building permits to build out the leased space. This branch will be located at the southeast corner of Vernon and Park Avenues, in the heart of the community’s retail district. The Bank expects to open its Glencoe branch in the latter part of 2005.

In January 2005, the Bank announced plans to construct an office in Homer Glen, Illinois, near the intersection of 143rd Street and Bell Road. A formal contract to purchase the 1.2 acre site was executed on January 14, 2005. All regulatory and municipal approvals have been obtained, and the Bank is awaiting issuance of building permits. The Bank expects to open its Homer Glen branch in the second quarter of 2006.

In March 2005, the Bank announced plans to open an office at 1161 Church Street in Northbrook, Illinois. The new Northbrook branch will be a leased facility located just north of Shermer Road, near the heart of the central civic, commercial and shopping district of the village. All regulatory and municipal approvals have been obtained, and the Bank is awaiting issuance of final permits to build out the leased premises. The Bank expects to open its Northbrook branch in the latter part of 2005.

The Bank intends to implement a private banking strategy at its proposed Glencoe and Northbrook offices. These offices will be identified and promoted as “Chicago Private Bank,” the private client services division of Oak Brook Bank.

In late April 2005, the Bank acquired fee simple title to its current branch and storage facility in Burr Ridge. Simultaneously, the Bank acquired the adjoining building and land which shares a party wall with the Bank’s existing facility. This assemblage of properties will accommodate the branch and the Bank’s expanding storage needs. The Bank also intends, subject to municipal approval and building permits, to build a drive-up banking lane for added customer convenience.

The Company’s primary growth strategy continues to emphasize branch expansion in the Chicago metropolitan area, primarily the western suburbs of Chicago. This organic growth model focuses primarily on providing market fill-ins in the Bank’s core west suburban market; extending our market to locations the Bank has concentrations of deposit and loan customers but no physical presence; and, extending our market into affluent and/or high growth outlying areas. The Bank is continuously seeking opportunities that meet these criteria. Although this form of growth requires a significant investment in nonearning assets during the construction phase and operating costs for several years generally exceed revenues, the Company believes its market warrants judicious branch additions.

Chief Executive Officer Succession

In March 2005, the Company announced that Richard M. Rieser, Jr., the Company’s President, will assume the additional position of Chief Executive Officer effective at the Company’s Annual Meeting on May 10, 2005, succeeding Eugene P. Heytow who will retire on that date.

Eugene P. Heytow has been the Company’s Chief Executive Officer since the Company was formed in 1983. Mr. Heytow will continue to serve the Company as the non-executive Chairman of the Board and a Director. In addition, Mr. Heytow has agreed to serve as a consultant through December 31, 2006.

Condensed Consolidated Quarterly Earnings Summary

	2005	2004
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)
Interest and dividend income	$22,874	$22,752	$22,731	$20,856	$20,372
Interest expense	10,059	9,492	8,963	7,591	7,254

Net interest income	$12,815	$13,260	$13,768	$13,265	$13,118

Provision for loan losses	—	—	—	250	250

Net interest income after provision for loan losses	$12,815	$13,260	$13,768	$13,015	$12,868
Other income:
Service charges on deposit accounts:
Treasury management	957	1,040	1,165	1,087	1,207
Retail and small business	265	323	330	322	297
Investment management and trust fees	734	676	645	661	639
Merchant credit card processing fees	1,651	1,567	1,594	1,486	1,331
Gain on mortgages sold, net	88	65	52	108	17
Income from bank owned life insurance	244	213	210	211	213
Income from sale of covered call options	248	137	193	437	343
Securities dealer income	35	72	51	74	27
Other operating income	353	372	351	350	325
Net investment securities gains (losses)	163	(76)	255	(5)	167

Total other income	$4,738	$4,389	$4,846	$4,731	$4,566

Other expense:
Salaries and employee benefits	6,497	5,783	6,009	6,076	6,091
Occupancy	876	892	843	799	855
Equipment	516	541	530	509	520
Data processing	489	487	503	456	438
Professional fees	306	254	265	258	154
Postage, stationery and supplies	241	285	253	268	237
Advertising and business development	511	459	562	568	513
Merchant credit card interchange	1,362	1,303	1,262	1,199	1,060
Provision for other real estate owned	—	—	1,217	—	—
Other operating expenses	520	684	527	537	535

Total other expense	$11,318	$10,688	$11,971	$10,670	$10,403

Income before income taxes	$6,235	$6,961	$6,643	$7,076	$7,031

Income tax expense	1,955	2,021	2,077	2,275	2,266

Net income	$4,280	$4,940	$4,566	$4,801	$4,765

Diluted earnings per share	$.43	$.49	$.46	$.48	$.48

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; fluctuations in the value of the Company’s investment securities; a deterioration of general economic conditions in the Company’s market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; the assessment of the provision and reserve for loan losses; developments pertaining to the loan fraud and condominium project at 60 W. Erie, Chicago; significant increases in competition or changes in depositor preferences or loan demand; difficulties in identifying attractive branch sites or other expansion opportunities, or unanticipated delays in regulatory approval and construction buildout; difficulties in attracting and retaining qualified personnel; and possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In the first quarter of 2005, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended March 31, 2005.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that may
	Total Number		as Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased(2)	Paid per Share	or Programs(2)	Programs(1)

January 1, 2005 through January 31, 2005	1	29.38	1	116,236

February 1, 2005 through February 28, 2005	5,500	29.77	5,500	110,736

March 1, 2005 through March 31, 2005	62,500	30.33	62,500	48,236

Total	68,001	30.28	68,001	48,236

(1)	In 2000, the Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to 300,000 shares of common stock through January 2006 (as extended in August 2003 and again in January 2005). At March 31, 2005, there are 48,236 shares remaining available for repurchases under this program.

(2)	Does not include shares tendered to pay withholding tax or the exercise price of a stock option.

ITEM 6. EXHIBITS

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit (3.2)	Amended and Restated By-Laws of the Company as amended through April 19, 2005 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 25, 2005, incorporated herein by reference).

Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the period ended September 30, 1999, incorporated herein by reference).

Exhibit (4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.3)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (10.1)	Form of Stock Option Agreement under the Company’s Incentive Compensation Plan (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, incorporated herein by reference).

Exhibit (10.2)	Form of Restricted Stock Unit Award Agreement under the Company’s Incentive Compensation Plan (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, incorporated herein by reference).

Exhibit (10.3)	Form of Agreement Regarding Confidentiality, Non-Solicitation of Customers and Employees and Prohibited Conduct (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, incorporated herein by reference).

Exhibit (10.4)	Form of Retirement Agreement for Eugene P. Heytow (Exhibit 99.1 to the Company’s Current Report of Form 8-K filed March 9, 2005, incorporated herein by reference).

Exhibit (31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eugene P. Heytow, Chief Executive Officer.*

Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*

Exhibit (32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eugene P. Heytow, Chief Executive Officer.*

Exhibit (32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rosemarie Bouman, Chief Financial Officer.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC.

(Registrant)

Date: May 5, 2005	/S/ RICHARD M. RIESER, JR

Richard M. Rieser, Jr.
President
(Duly authorized officer)

Date: May 5, 2005	/S/ ROSEMARIE BOUMAN

Rosemarie Bouman
Vice President, Chief
Financial Officer