Form 10-Q
period 2005-06-30
FIRST OAK BROOK BANCSHARES INC
filed 2005-08-08
CIK 717837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2005
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
As of August 4, 2005, 9,809,047 shares of the Company’s common stock, par value $2.00 per share, were outstanding.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

*	Not applicable

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Assets
Cash and due from banks	$35,427	$34,273

Fed funds sold and interest-bearing deposits with other banks	41,409	51,479

Investment securities:

Securities held-to-maturity, at amortized cost (fair value, $37,397 and $35,525 at June 30, 2005 and December 31, 2004, respectively)	37,554	35,469

Securities available-for-sale, at fair value	711,027	786,198

Trading securities, at fair value	907	—

Non-marketable securities – FHLB stock	19,941	19,410

Total investment securities	769,429	841,077

Loans, net of unearned discount	1,226,813	1,071,655
Less- allowance for loan losses	(8,516)	(8,546)

Net loans	1,218,297	1,063,109

Other real estate owned, net of valuation reserve	936	9,857

Premises and equipment, net of accumulated depreciation	37,024	34,561

Bank owned life insurance	25,349	24,858

Other assets	21,989	23,310

Total Assets	$2,149,860	$2,082,524

CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Liabilities

Noninterest-bearing demand deposits	$279,506	$265,251
Interest-bearing deposits:
Savings deposits and NOW accounts	258,112	291,028
Money market accounts	210,446	166,777
Time deposits:
Under $100,000	423,505	376,841
$100,000 and over	643,153	614,639

Total interest-bearing deposits	1,535,216	1,449,285

Total deposits	1,814,722	1,714,536

Fed funds purchased and securities sold under agreements to repurchase	24,370	25,285
Treasury, tax and loan demand notes	5,478	7,792
FHLB of Chicago borrowings	128,903	161,418
Junior subordinated notes issued to capital trusts	23,713	23,713
Other liabilities	16,388	15,993

Total Liabilities	2,013,574	1,948,737

Shareholders’ Equity

Preferred stock, no par value, authorized— 100,000 shares, issued—none	—	—
Common stock, $2 par value, authorized—16,000,000 shares at June 30, 2005 and December 31, 2004, issued—10,924,868 shares at June 30, 2005 and December 31, 2004, outstanding— 9,794,170 shares at June 30, 2005 and 9,820,811 shares at December 31, 2004	21,850	21,850
Surplus	8,186	7,751
Accumulated other comprehensive (loss) income	(632)	432
Retained earnings	120,104	114,897
Less cost of shares in treasury, 1,130,698 common shares at June 30, 2005 and 1,104,057 common shares at December 31, 2004	(13,222)	(11,143)

Total Shareholders’ Equity	136,286	133,787

Total Liabilities and Shareholders’ Equity	$2,149,860	$2,082,524

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest and dividend income:
Loans	$15,713	$12,154	$29,575	$23,850
Investment securities:
U.S. Treasuries and U.S. Government agencies	7,456	6,952	15,079	13,938
State and municipal obligations	439	492	864	955
Corporate and other securities	822	1,121	1,660	2,268
Fed funds sold and interest-bearing deposits with other banks	251	137	377	217

Total interest and dividend income	24,681	20,856	47,555	41,228

Interest expense:
Savings deposits and NOW accounts	869	751	1,724	1,456
Money market accounts	1,047	401	1,688	768
Time deposits	7,812	4,772	14,377	9,219
Fed funds purchased and securities sold under agreements to repurchase	223	54	418	189
Treasury, tax and loan demand notes	63	12	74	31
FHLB of Chicago borrowings	1,157	1,236	2,523	2,450
Junior subordinated notes issued to capital trusts	487	365	913	732

Total interest expense	11,658	7,591	21,717	14,845

Net interest income	13,023	13,265	25,838	26,383

Provision for loan losses	—	250	—	500

Net interest income after provision for loan losses	$13,023	$13,015	$25,838	$25,883

CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands
	except share data)
Other income:
Service charges on deposit accounts:
Treasury management	$909	$1,087	$1,866	$2,294
Retail and small business	317	322	582	619
Investment management and trust fees	762	661	1,496	1,300
Merchant credit card processing fees	2,056	1,486	3,707	2,817
Gain on mortgages sold, net	187	108	275	125
Income from bank owned life insurance	247	211	491	424
Income from sale of covered call options	58	437	306	780
Securities dealer income	57	74	92	101
Other operating income	498	350	851	675
Net investment securities gains (losses)	135	(5)	298	162

Total other income	5,226	4,731	9,964	9,297

Other expenses:
Salaries and employee benefits	6,291	6,076	12,788	12,167
Occupancy	859	799	1,735	1,654
Equipment	557	509	1,073	1,029
Data processing	494	456	983	894
Professional fees	276	258	582	412
Postage, stationery and supplies	282	268	523	505
Advertising and business development	706	568	1,217	1,081
Merchant credit card interchange	1,700	1,199	3,062	2,259
Other operating expenses	570	537	1,090	1,072

Total other expenses	11,735	10,670	23,053	21,073

Income before income taxes	6,514	7,076	12,749	14,107

Income tax expense	2,059	2,275	4,014	4,541

Net income	$4,455	$4,801	$8,735	$9,566

Basic earnings per share	$.45	$.49	$.89	$.98

Diluted earnings per share	$.45	$.48	$.88	$.96

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other			Total
	Common		Comprehensive	Retained	Treasury	Shareholders’
	Stock	Surplus	(Loss) Income	Earnings	Stock	Equity
	(Dollars in thousands except share data)
Six months ended June 30, 2005

Balance at December 31, 2004	$21,850	$7,751	$432	$114,897	$(11,143)	$133,787
Comprehensive income, net of tax:
Net Income				8,735		8,735
Unrealized holding loss during the period of $870, plus the reclassification adjustment for the realized gain included in net income of $194			(1,064)			(1,064)

Total comprehensive income						7,671
Dividends declared ($0.36 per share)				(3,528)		(3,528)
Exercise of stock options (including tax benefit and share repurchases)		327			495	822
Reissuance of treasury stock		75			62	137
Compensation expense- stock compensation plans		33				33
Purchase of treasury stock (88,603 common shares)					(2,636)	(2,636)

Balance at June 30, 2005	$21,850	$8,186	$(632)	$120,104	$(13,222)	$136,286

Six months ended June 30, 2004

Balance at December 31, 2003	$21,850	$5,765	$1,463	$102,062	$(10,248)	$120,892
Comprehensive loss, net of tax: Net Income				9,566		9,566
Unrealized holding loss during the period of $10,456, plus the reclassification adjustment for the realized gain included in net income of $105			(10,561)			(10,561)

Total comprehensive loss						(995)
Dividends declared ($0.32 per share)				(3,107)		(3,107)
Exercise of stock options (including tax benefit and share repurchases)		508			677	1,185
Reissuance of treasury stock		76			36	112
Purchase of treasury stock (20,700 shares)					(609)	(609)

Balance at June 30, 2004	$21,850	$6,349	$(9,098)	$108,521	$(10,144)	$117,478

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$8,735	$9,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	1,929	1,382
Provision for loan losses	—	500
Investment securities gains, net	(298)	(162)
Trading securities transactions, net	(902)	4
Gain on sale of property and equipment	(24)	(16)
Origination of real estate loans for sale	(27,635)	(9,035)
Proceeds from sale of real estate loans originated for sale	23,194	9,293
Gain on sale of real estate loans originated for sale	(289)	(156)
Gain on sale of Other Real Estate Owned	(87)	—
Increase in cash surrender value of bank owned life insurance	(491)	(424)
FHLB of Chicago stock dividends	(531)	(1,170)
Decrease (increase) in other assets	506	(22)
Increase in other liabilities	1,223	145

Net cash provided by operating activities	5,330	9,905

Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(4,225)	(13,824)
Proceeds from maturities, calls and paydowns	1,977	3,958
Securities available-for-sale:
Purchases	(62,010)	(347,339)
Proceeds from maturities, calls and paydowns	41,311	221,184
Proceeds from sales	94,235	77,557
Increase in loans	(150,590)	(81,017)
Purchases of premises and equipment, net of disposals	(3,866)	(2,141)
Proceeds from sale of other real estate owned, net	9,278	5,946
Additional capitalized costs of other real estate owned	(270)	(2,480)

Net cash used in investing activities	(74,160)	(138,156)

Cash flows from financing activities:
Increase in noninterest-bearing demand deposits	14,255	13,581
Increase in interest-bearing deposits	85,931	238,987
Decrease in short-term borrowing obligations	(3,229)	(26,656)
Proceeds from FHLB of Chicago borrowings	5,000	20,000
Repayment of FHLB of Chicago borrowings	(37,515)	(16,000)
Purchases of treasury stock	(2,636)	(609)
Exercise of stock options, net	401	834
Issuance of common stock for employee stock purchase plan	137	112
Cash dividends paid	(3,330)	(2,906)

Net cash provided by financing activities	59,014	227,343

Net increase (decrease) in cash and cash equivalents	(9,816)	99,092
Cash and cash equivalents at beginning of period	84,351	66,316

Cash and cash equivalents at end of period	$74,535	$165,408

Supplemental schedule including noncash activities:
Interest paid	$21,079	$16,914
Income taxes paid	$3,553	$3,850
Transfer of auto loans to repossessed autos	$132	$218
See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 and 2004
(Unaudited)
1.	Basis of Presentation

The unaudited consolidated financial statements for 2005 include the accounts of First Oak Brook Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, Oak Brook Bank (the “Bank”) and First Oak Brook Capital Markets, Inc. (“FOBCM”). Also included are the accounts of Oak Real Estate Development Corporation, West Erie, LLC and OBB Real Estate Holdings, LLC, all of which are wholly-owned subsidiaries of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following table sets forth the computation for basic and diluted EPS for the three and six month periods ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$4,455,000	$4,801,000	$8,735,000	$9,566,000

Denominator for basic earnings per share- weighted average common shares outstanding	9,802,540	9,743,842	9,821,210	9,729,189
Effect of dilutive securities:
Stock options	144,373	246,794	155,419	260,521
Restricted stock units	—	—	—	—

Denominator for diluted earnings per share	9,946,913	9,990,636	9,976,629	9,989,710

Earnings per share:
Basic	$.45	$.49	$.89	$.98

Diluted	$.45	$.48	$.88	$.96

Weighted average stock options outstanding that were not included in the denominator for diluted EPS totaled 141,000 and 127,541 for the three and six month periods ended June 30, 2005, respectively, as their effect would be antidilutive. Weighted average options totaling 78,319 and 60,857 were antidilutive for the three and six month periods ended June 30, 2004, respectively. Weighted average restricted stock units totaling 6,732 and 5,606 were antidilutive for the three and six month periods ended June 30, 2005. There were no restricted stock units outstanding during 2004.

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

During the first quarter of 2005, the Company granted 6,700 restricted stock units (“RSUs”) under the Incentive Compensation Plan. The RSU awards vest in 20% installments on each of the sixth through tenth anniversaries of the date of grant, subject to accelerated vesting upon death or disability or a change in control, or may be forfeited in certain circumstances. Shares of common stock will be paid on a one-for-one basis with respect to vested RSUs during the calendar year following the calendar year in which the RSU-holder attains age 59, or, if later, the year the RSU vests, subject to earlier distribution in the event of death, disability or a change in control. As required by APB No. 25, compensation expense for the issuance of restricted stock units is recognized over the ten year required service period based on the fair value of the units on the date of grant. The fair value of a unit was $29.42 based on the closing price per share of common stock on the day prior to the grant.

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

For the purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the stock options’ vesting period. The Company’s pro forma information follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$4,455,000	$4,801,000	$8,735,000	$9,566,000
Less stock-based compensation expense determined under fair value based methods, net of tax:
Incentive Compensation Plan	(262,000)	(79,000)	(339,000)	(157,000)
Employee Stock Purchase Plan	(7,000)	(7,000)	(13,000)	(13,000)

Pro forma net income	$4,186,000	$4,715,000	$8,383,000	$9,396,000

Earnings per share as reported:
Basic	$.45	$.49	$.89	$.98
Diluted	$.45	$.48	$.88	$.96
Pro forma earnings per share:
Basic	$.43	$.48	$.85	$.97
Diluted	$.42	$.47	$.84	$.94
Included in the determination of net income as reported for the three and six month periods ending June 30, 2005 is compensation expense related to RSUs of $6,000 ($4,000 net of tax) and $9,000 ($6,000 net of tax), respectively. There were no RSUs awarded or outstanding during 2004.

In connection with the Company’s former Chief Executive Officer’s (“CEO”) retirement, on May 10, 2005, 9,000 unvested stock options held by the former CEO became fully vested and the expiration date of the stock options was extended to August 1, 2007. In accordance with APB No. 25, the Company was required to record compensation expense of approximately $24,000 due to the modification of the expiration date for these options. No changes were made with respect to the options held by the former CEO which had already fully vested.

On May 10, 2005, the Independent Directors Committee and the Board of Directors approved accelerating the vesting of certain of the Company’s outstanding out-of-the-money, unvested stock options awarded to employees and officers (including options held by executive officers and non-employee directors). An unvested stock option was considered out-of-the-money if the exercise price was greater than $28.20, the closing price of the Company’s common stock on May 9, 2005, as reported on the NASDAQ National Market. The accelerated vesting was effective as of May 10, 2005. All of the other terms and conditions applicable to the outstanding stock options remained unchanged.

The decision to accelerate vesting of these out-of-the-money stock options will avoid recognition of compensation expense by the Company upon the adoption of SFAS 123R on January 1, 2006. In the Company’s view, the future compensation expense could outweigh the incentive and retention value associated with the stock options. The future compensation expense that will be avoided, based upon the effective date of January 1, 2006, is expected to be approximately $245,000, $174,000, $136,000 and $39,000 in fiscal years 2006, 2007, 2008, and 2009, respectively.

4.	Junior Subordinated Notes Issued to Capital Trusts

The Company established three separate statutory trusts in 2003, 2002, and 2000 for the purpose of issuing, in aggregate, $23 million of Trust Preferred Capital Securities (“TRUPS”) as part of three separate pooled trust preferred offerings distributed in institutional private placements. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. The Company wholly owns all of the common securities of each trust which, in the aggregate, total $713,000. The equity in the common securities is included in “Other assets” on the consolidated balance sheets.

In accordance with Financial Interpretation No. 46R, these statutory trusts qualify as variable interest entities for which the Company is not the primary beneficiary and, therefore, are ineligible for consolidation. Accordingly, the statutory trusts were deconsolidated on January 1, 2004, and are now accounted for using the equity method.

The table below summarizes the outstanding junior subordinated notes and the related TRUPS issued by each trust as of June 30, 2005 (dollars in thousands):

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
In March 2005, the Federal Reserve issued its final ruling allowing the continued inclusion of outstanding and prospective issuances of TRUPS in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. In response to the Fed ruling and current pricing of new TRUPS offerings, effective April 1, 2005, the Company accelerated the amortization of the deferred issuance costs related to Statutory Trusts I and II to the par value call date rather than amortize to the maturity date.

This change in accounting estimate resulted in a quarterly amortization expense for Statutory Trusts I and II of approximately $2,700 and $36,000, respectively, compared to the previous quarterly expense of approximately $1,500 and $3,000, respectively. Statutory Trust III is being amortized to call at a rate of approximately $1,700 per quarter.

5.	Reclassification

Certain amounts in the 2004 interim consolidated financial statements have been reclassified to conform to their 2005 presentation.

6.	New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees (shares issued through the Incentive Compensation Plan or the Employee Stock Purchase Plan), but expresses no preference for a type of valuation model. SFAS No. 123R also provides implementation guidance and was effective for most public companies’ interim period beginning after June 14, 2005 (the third quarter for calendar year-end companies). On April 14, 2005 the Securities and Exchange Commission (the “Commission”) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The Commission’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 14, 2005. As a result, the Company will adopt SFAS No. 123R on January 1, 2006, the beginning of its next fiscal year.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also addresses corrections of an error by restating previously issued financial statements and changes in accounting estimates. The Company adopted SFAS No. 154 on May 1, 2005 with no material impact on the financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
The Company, primarily through the Bank, operates a single line of business encompassing a general retail and commercial banking business mainly in the Chicago metropolitan area. The Bank is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries. The Bank offers a full range of banking products and services and maintains a full-service investment management and trust department. The Company also has a wholly-owned broker/dealer subsidiary, FOBCM, which executes investment transactions primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth individuals and families.

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

Noninterest income consists primarily of service charges related to depository accounts, merchant credit card processing fees, investment management and trust fee income, and to a lesser extent, increase in cash surrender value of bank owned life insurance, gains on mortgages sold, securities dealer and annuity commissions and other ancillary income. Noninterest expenses are heavily influenced by offering competitive salaries and benefits, the growth of the Company’s operations and branching structure, merchant credit card interchange expense, advertising expense and professional fees. The Company’s primary growth strategy continues to emphasize the expansion of branch locations in the Chicago metropolitan area (and particularly the western suburbs of Chicago). The Company opened its Darien branch in March 2005 ($43 million in deposits at June 30, 2005) and has announced four additional branches planned to open in 2005 and 2006. See “Branch Expansion” for additional information.

Set forth below are significant items that occurred during the second quarter of 2005 and some related 2004 discussion:
•	Assets at June 30, 2005 were $2.150 billion, up 3% from $2.083 billion at year-end 2004 and up 4% from $2.070 billion at June 30, 2004.

•	Investments were $769.4 million, down 9% from $841.1 million at December 31, 2004 and down 7% from $827.7 million at June 30, 2004. The Company is redeploying cash flows from the investment portfolio into funding loan growth. See “Investments” for more information.

•	Loans grew to $1.227 billion, up 14% from $1.072 billion at year-end 2004 and up 23% from $996.2 million at June 30, 2004. The Company has experienced growth in all loan categories. See “Loans” for more information.

•	Deposits were $1.815 billion, up 6% from $1.715 billion at year-end 2004 and up 6% from $1.711 billion at June 30, 2004, primarily due to growth in time deposits and money market accounts. See “Deposits” for more information.

•	Shareholders’ equity was $136.3 million at June 30, 2005, up 2% from $133.8 million at year-end 2004 and up 16% from $117.5 million at June 30, 2004. See “Capital Resources” for more information.

•	Total trust assets under administration were $978 million, up 4% from $944 million at December 31, 2004 and up 20% from $816 million at June 30, 2004. Discretionary assets under management were $772 million at June 30, 2005, up 3% from $751 million at December 31, 2004 and up 22% from $634 million at June 30, 2004.

•	Net income for the second quarter of 2005 was $4.455 million, down 7% from $4.801 million for the same period in 2004 due primarily to margin compression. See “Earnings Highlights” for more information.

•	No provision for loan losses was recorded for the second quarter of 2005 due to high asset quality and a low level of charge-offs for the quarter. Year-to-date net charge-offs were $30,000 and nonperforming loans were $161,000 at June 30, 2005, up from $148,000 at December 31, 2004 and down from $388,000 at June 30, 2004. See “Allowance for Loan Losses” and “Asset Quality” for more information.

•	Total Other Real Estate Owned (“OREO”) dropped to $936,000 at June 30, 2005, down from $9.857 million at year-end 2004 and down from $12.664 million at June 30, 2004 due to continued success in selling the inventory of condominium units and parking spaces at 60 W. Erie. In addition, a gain of $87,000 was recognized on the sale of the Chicago Heights OREO property. See “Asset Quality” for more information.
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
Earnings Highlights – Second Quarter Results
The Company recorded net income for the second quarter of 2005 of $4,455,000 compared with net income of $4,801,000 for the second quarter of 2004. Basic EPS for the second quarter of 2005 were $.45 compared to basic EPS of $.49 for the second quarter of 2004, while diluted EPS were $.45 for 2005 compared with diluted EPS of $.48 for 2004.
Key performance indicators for the second quarter of 2005 showed an annualized return on average assets (“ROA”) of .84% compared to ROA of 1.00% for the second quarter of 2004. The annualized return on average shareholders’ equity (“ROE”) for the second quarter of 2005 was 13.54% compared to ROE of 15.86% for the second quarter of 2004.
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

Average balances and effective interest yields and rates on a tax equivalent basis for the three months ended June 30, 2005 and 2004 were as follows (dollars in thousands):

	Three months ended			Three months ended
	June 30, 2005			June 30, 2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest- bearing deposits with other banks	$35,873	$251	2.81%	$52,762	$137	1.04%
Investment securities:
Taxable securities	775,774	8,330	4.31	737,976	8,142	4.44
Tax-exempt securities (1)	39,199	518	5.30	43,420	566	5.24

Total investment securities (2)	$814,973	$8,848	4.35%	$781,396	$8,708	4.48%
Loans: (3)
Commercial (1)	$87,569	1,150	5.27%	$77,879	884	4.57%
Commercial lease financing	35,472	423	4.78	11,625	124	4.29
Syndicated	54,847	806	5.89	30,811	377	4.92
Construction, land acquisition and development	104,187	1,734	6.68	60,531	845	5.61
Commercial mortgage	248,877	4,195	6.76	246,851	3,936	6.41
Residential mortgage	120,081	1,522	5.08	105,407	1,314	5.01
Home equity	155,735	2,050	5.28	144,228	1,344	3.75
Indirect vehicle:
Auto	288,961	2,852	3.96	249,950	2,561	4.12
Harley Davidson motorcycle	60,250	876	5.83	43,505	664	6.14
Consumer	7,586	114	6.03	7,928	119	6.03

Total loans, net of unearned discount	$1,163,565	$15,722	5.42%	$978,715	$12,168	5.00%

Total earning assets/interest income	$2,014,411	$24,821	4.94%	$1,812,873	$21,013	4.66%
Cash and due from banks	33,891			37,835
Other assets	85,746			90,086
Allowance for loan losses	(8,565)			(8,651)

	$2,125,483			$1,932,143

Interest-bearing deposits:
Savings deposits and NOW accounts	$261,840	$869	1.33%	$277,262	$751	1.09%
Money market accounts	187,398	1,047	2.24	140,281	401	1.15
Time deposits	1,053,542	7,812	2.97	879,630	4,772	2.18

Total interest-bearing deposits	$1,502,780	$9,728	2.60%	$1,297,173	$5,924	1.84%
Securities sold under agreements to repurchase and other short-term borrowings	44,147	286	2.60	33,731	66	.79
FHLB of Chicago borrowings	131,147	1,157	3.54	165,390	1,236	3.01
Junior subordinated notes issued to capital trusts	23,713	487	8.24	23,713	365	6.19

Total interest-bearing liabilities/ interest expense	$1,701,787	$11,658	2.75%	$1,520,007	$7,591	2.01%
Noninterest-bearing demand deposits	277,098			278,240
Other liabilities	14,652			12,147

Total liabilities	$1,993,537			$1,810,394
Shareholders’ equity	131,946			121,749

	$2,125,483			$1,932,143

Net interest income/spread (1)		$13,163	2.19%		$13,422	2.65%

Net interest margin (1)			2.62%			2.98%

(1)	Tax-equivalent basis. Interest income and the average yield on tax-exempt loans and investment securities include the effects of tax-equivalent adjustments using a tax rate of 35%. See page 17 for reconciliation to GAAP.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax-equivalent yield of total investment securities was $819,340 and 4.33% for the three months ended June 30, 2005; and $784,907 and 4.46% for the three months ended June 30, 2004.

(3)	Includes average nonaccrual loans.

The following table indicates the reconciliation of the GAAP interest income to the tax-equivalent interest income as reported in the average balance sheet for the three months ended June 30:

	2005	2004	2005	2004
	Tax-exempt securities		Commercial loans
	(Dollars in thousands)
GAAP Income	$387	$423	$1,141	$870

Tax-equivalent adjustment	$131	$143	$9	$14

Tax-equivalent interest income	$518	$566	$1,150	$884

The following table presents a summary analysis of changes in interest income and interest expense for the second quarter of 2005 as compared to the second quarter of 2004. Interest income increased primarily due to the increase in the average volume and yield of loans. The yield earned on interest earning assets increased 28 basis points. Interest expense increased primarily due to the increase of 74 basis points on the cost of interest-bearing liabilities and the growth in time deposits and money market accounts, partially offset by a decrease in the average volume of FHLB of Chicago borrowings.

	Volume (1)	Rate(1)	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Fed funds sold and interest-bearing deposits with banks	$(55)	$169	$114
Investment securities (2)	383	(243)	140
Loans, net of unearned discount (2), (3)	2,462	1,092	3,554

Total interest income	$2,790	$1,018	$3,808

Increase (decrease) in interest expense:
Savings deposits and NOW accounts	$(43)	$161	$118
Money market accounts	169	477	646
Time deposits	1,073	1,967	3,040
Securities sold under agreements to repurchase and other short-term borrowings	25	195	220
FHLB of Chicago borrowings	(279)	200	(79)
Junior subordinated notes issued to capital trusts	—	122	122

Total interest expense	$945	$3,122	$4,067

Increase (decrease) in net interest income	$1,845	$(2,104)	$(259)

Net interest income for the second quarter of 2005, on a tax-equivalent basis, decreased $259,000, or 2%, compared to the second quarter of 2004. This decrease is primarily attributable to a 36 basis point decrease in the net interest margin to 2.62% for the second quarter of 2005 from 2.98% for the same period last year,

(1)	The change in interest due to both rate and volume has been allocated proportionately.

(2)	Tax equivalent basis. Tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%.

(3)	Includes nonaccrual loans.

partially offset by an 11% increase in average earning assets. On a linked quarter basis the margin is down 8 basis points from 2.70% for the first quarter of 2005.
The changes in net interest income and the net interest margin as compared to the second quarter of 2004 were primarily the result of the following:
RATE
•	For the second quarter of 2005, the yield on average earning assets increased 28 basis points to 4.94% while the cost of interest-bearing liabilities increased 74 basis points to 2.75%. Margin compression was primarily the result of being liability sensitive (liabilities reprice more quickly than assets) as interest rates rose, competitive pressures on loan and deposit pricing and the flattening of the yield curve. In June 2004, the Federal Reserve began raising short-term rates gradually – doing so eight times for an aggregate increase of 200 basis points by June 30, 2005 (including one time during the second quarter of 2005) while the 10 year Treasury dropped to 3.94% at June 30, 2005 from 4.62% at June 30, 2004.

•	The increase in the yield on average earning assets is due primarily to the increase in the yield on loans, partially offset by a decrease in the yield earned on investment securities. The yield on average loans increased 42 basis points due to the rising rate environment and a slight overall increase in loan fees. The investment portfolio yield declined partially as a result of the shortening of the average contractual maturity of the portfolio to 5.9 years at June 30, 2005 from 7.6 years at June 30, 2004.

•	The increase in the cost of average interest-bearing liabilities is due primarily to the rising rate environment affecting the growing public fund and retail time deposit portfolios and the high level of competition in the Chicago market. Since these deposits reprice more frequently, their cost is more quickly impacted by a change in interest rates.
VOLUME
•	Total average earning assets increased $201.5 million, or 11%, compared to the second quarter of 2004. The Company’s average loan portfolio increased by $184.9 million, or 19%, compared to the second quarter of 2004. The increase primarily consists of increases in commercial, lease financing and syndicated loans ($57.6 million), indirect vehicle loans ($55.8 million), construction loans ($43.7 million), residential mortgage loans ($14.7 million), home equity loans ($11.5 million), and commercial mortgage loans ($2.0 million). See “Loans” for further analysis.

•	Average securities increased by $33.6 million, or 4%, and consists primarily of increases in U.S. Government agency securities ($92.8 million), partially offset by decreases in U.S. Treasuries ($33.9 million), corporate and other securities ($18.9 million) and state and municipal obligations ($6.4 million). See “Investment Securities” for further analysis.

•	Average Fed funds sold and interest-bearing deposits with other banks decreased $16.9 million due primarily to cash flows from deposit growth being mainly invested in loans and readily marketable U.S. Government agency securities, rather than in the Fed funds market.

•	Average interest-bearing liabilities increased $181.8 million, or 12%, compared to the second quarter of 2004. Average interest-bearing deposits increased $205.6 million due to growth in time deposits ($173.9 million) and money market accounts ($47.1 million), partially offset by a decrease in savings and NOW accounts ($15.4 million). Time deposits were augmented by a $148.5 million average increase in public funds. See “Deposits” for further analysis.

•	Average FHLB of Chicago borrowings decreased $34.2 million due primarily to maturing advances.

•	Average securities sold under agreements to repurchase and other short-term borrowings increased $10.4 million.
The Company did not record a provision for loan losses for the second quarter of 2005 due primarily to high asset quality and a low level of charge-offs for the quarter. The Company’s provision for loan losses was $250,000 in the second quarter of 2004. See “Allowance for Loan Losses” and “Asset Quality” for more information.
Total other income increased $495,000, or 10%. Service charges on deposit accounts paid in cash from treasury management clients decreased $178,000, or 16%, due primarily to higher earnings credit rates being paid on demand deposit account balances. Total treasury management fees, both cash fees and fees offset by earnings credits on deposit balances decreased slightly compared to the second quarter of 2004. The industry shift from paper based payments to lower priced electronic payments continues to impact gross treasury management revenues. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or in a combination of deposit balances and cash. The treasury management fees included in the financial statements represent only the cash fees paid by treasury management clients. As interest rates rise (as they did beginning in mid 2004) so does the value of earnings credits assigned to deposit balances. As a result, in a rising rate environment, deposit balances cover more service charges and cash fees tend to decline.
Investment management and trust fees increased $101,000 due primarily to an increase in total trust assets resulting from strong business development results, high client retention rates and market appreciation. Discretionary assets under management climbed to $772.2 million at June 30, 2005, up 22% from $634.3 million at June 30, 2004. Total trust assets under administration rose to $978.1 million at June 30, 2005, up 20% from $815.5 million at June 30, 2004.
Merchant credit card processing fees increased $570,000 due primarily to a $29.9 million increase in sales volume (primarily new customers), partially offset by price concessions that resulted from competitive pressures. The number of merchant outlets at June 30, 2005 increased to 628 compared to 488 at June 30, 2004. Merchant credit card interchange expense, included in Other Expenses, increased $501,000 compared to the second quarter of 2004. Continued growth is anticipated due to new high-volume merchant customers brought in during 2005.
Gain on mortgages sold with servicing released increased $79,000 compared to the second quarter of 2004. This increase was due primarily to the Company increasing mortgage originations and, to a lesser extent, a change in the compensation structure for originators from solely commission based to a salary plus a fixed incentive per loan. The Company originated a total of $32.5 million in mortgage loans in the second quarter of 2005, of which $16.2 million were sold. During the same period of 2004, the Company originated $14.3 million in mortgage loans, of which $7.3 million were sold. Gain on mortgages sold is shown net of applicable costs of $5,000 and $22,000 for the second quarter of 2005 and 2004, respectively. The Company anticipates continued growth in income related to mortgages sold during the remainder of 2005 due to a significant pipeline resulting from ongoing advertising for the Company’s new “guaranteed best rate” mortgage and home equity products.
Income from the sale of covered call options decreased $379,000. The Company periodically sells options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at June 30, 2005. Selling covered call options are most attractive in a volatile and declining or level interest rate environment. Continued income from this source is dependent on market conditions.
Other operating income increased $148,000. This increase is due to a gain of $87,000 on the sale of the OREO property in Chicago Heights, Illinois. In addition, income from the sale of annuities increased by $53,000 as compared to the second quarter of 2004. The Company began training and licensing retail bankers late in 2003 to sell insured annuity products.
The Company recorded net investment securities gains of $135,000 for the second quarter of 2005 as compared to a net loss of $5,000 for the second quarter of 2004. In the second quarter of 2005, the net gains were recorded on sales of $23.7 million in U.S. Government agency securities, $9.7 million in U.S. Treasuries, and $3.5 million in corporate and other securities. In 2004, the net losses were recorded on sales of $9.7 million in U.S. Government agency and $915,000 in corporate and other securities. As market opportunities present themselves, the Company periodically sells securities to reposition its investment portfolio in an effort to improve overall yield or adjust the portfolio duration. Gains or losses from investment sales are considered non-recurring by the Company’s management.
Total other expenses increased $1,065,000, or 10%. Annualized operating expenses as a percentage of average assets was 2.2% for 2005 and 2004. Annualized net overhead expenses as a percentage of average earning assets were 1.3% for both 2005 and 2004. The efficiency ratio (other expenses divided by net interest income and other income) was 64.3% in 2005 compared to 59.3% in 2004.
Salaries and employee benefits increased $215,000 due primarily to higher compensation costs and increased costs of employee benefits. The average number of full-time equivalents was 347 for the second quarter of 2005, compared to 344 for the second quarter of 2004.
The combined expense for Occupancy and Equipment increased $108,000 due primarily to opening the Darien branch in March 2005. The Company anticipates a continued increase in these expenses due to the planned opening of three additional branches later in 2005. See “Branch Expansion” for more information.
Merchant credit card interchange expense increased $501,000 due primarily to increased sales volume and higher interchange rates. Merchant credit card processing fees, included in Other Income, rose $570,000.
Advertising and business development expense increased $138,000 due to the promotion of the Company’s new “guaranteed best rate” mortgage and home equity products and increased individual marketing and entertainment costs.
Earnings Highlights – Six Month Results
The Company recorded net income for the first six months of 2005 of $8,735,000 compared with net income of $9,566,000 for the first six months of 2004. Basic EPS for the first six months of 2005 were $.89 compared to basic EPS of $.98 for the first six months of 2004, while diluted EPS were $.88 for 2005 compared with diluted EPS of $.96 for 2004.
Key performance indicators for the first six months of 2005 showed an annualized ROA of .84% compared to ROA of 1.02% for the first six months of 2004. The annualized ROE for the first six months of 2005 was 13.29% compared to ROE of 15.64% for the first six months of 2004.

Average balances and effective interest yields and rates on a tax equivalent basis for the six months ended June 30, 2005 and 2004 were as follows (dollars in thousands):

	Six months ended			Six months ended
	June 30, 2005			June 30, 2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest- bearing deposits with other banks	$28,701	$377	2.65%	$42,703	$217	1.02%
Investment securities:
Taxable securities	790,923	16,841	4.29	734,279	16,345	4.48
Tax-exempt securities (1)	38,680	1,018	5.31	40,050	1,088	5.46

Total investment securities (2)	$829,603	$17,859	4.34%	$774,329	$17,433	4.53%
Loans: (3)
Commercial (1)	$85,395	2,160	5.10%	$76,783	1,755	4.60%
Commercial lease financing	31,316	735	4.73	11,913	217	3.66
Syndicated	49,107	1,358	5.58	32,034	714	4.48
Construction, land acquisition and development	94,331	3,139	6.71	54,701	1,558	5.73
Commercial mortgage	245,963	8,123	6.66	243,263	7,716	6.38
Residential mortgage	116,148	2,951	5.12	104,478	2,651	5.10
Home equity	153,611	3,807	5.00	141,930	2,655	3.76
Indirect vehicle:
Auto	282,933	5,491	3.91	240,841	5,120	4.27
Harley Davidson motorcycle	56,275	1,607	5.76	40,309	1,256	6.27
Consumer	7,491	222	5.98	7,760	236	6.12

Total loans, net of unearned discount	$1,122,570	$29,593	5.32%	$954,012	$23,878	5.03%

Total earning assets/interest income	$1,980,874	$47,829	4.87%	$1,771,044	$41,528	4.72%
Cash and due from banks	34,101			38,378
Other assets	87,851			90,738
Allowance for loan losses	(8,558)			(8,553)

	$2,094,268			$1,891,607

Interest-bearing deposits:
Savings deposits and NOW accounts	$268,461	$1,724	1.30%	$272,469	$1,456	1.07%
Money market accounts	170,853	1,688	1.99	136,641	768	1.13
Time deposits	1,026,633	14,377	2.82	847,545	9,219	2.19

Total interest-bearing deposits	$1,465,947	$17,789	2.45%	$1,256,655	$11,443	1.83%
Securities sold under agreements to repurchase and other short-term borrowings	41,363	492	2.40	49,487	220	.89
FHLB of Chicago borrowings	142,025	2,523	3.58	159,709	2,450	3.09
Junior subordinated notes issued to capital trusts	23,713	913	7.76	23,713	732	6.21

Total interest-bearing liabilities/ interest expense	$1,673,048	$21,717	2.62%	$1,489,564	$14,845	2.00%
Noninterest-bearing demand deposits	274,129			265,802
Other liabilities	14,588			13,235

Total liabilities	$1,961,765			$1,768,601
Shareholders’ equity	132,503			123,006

	$2,094,268			$1,891,607

Net interest income/spread (1)		$26,112	2.25%		$26,683	2.72%

Net interest margin (1)			2.66%			3.03%

(1)	Tax-equivalent basis. Interest income and the average yield on tax-exempt loans and investment securities include the effects of tax-equivalent adjustments using a tax rate of 35%. See page 22 for reconciliation to GAAP.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax-equivalent yield of total investment securities was $832,380 and 4.33% for the six months ended June 30, 2005; and $773,341 and 4.53% for the six months ended June 30, 2004.

(3)	Includes average nonaccrual loans.

The following table indicates the reconciliation of the GAAP interest income to the tax-equivalent interest income as reported in the average balance sheet for the six months ended June 30:

	2005	2004	2005	2004
	Tax-exempt securities		Commercial loans
	(Dollars in thousands)
GAAP Income	$762	$816	$2,142	$1,727

Tax-equivalent adjustment	$256	$272	$18	$28

Tax-equivalent interest income	$1,018	$1,088	$2,160	$1,755

The following table presents a summary analysis of changes in interest income and interest expense for the first six months of 2005 as compared to the first six months of 2004. Interest income increased primarily due to the increase in the average volume of loans and securities, and the 15 basis point increase in the yield earned on interest earning assets, partially offset by a decrease in the yield on the investment securities portfolio. Interest expense increased primarily due to the overall increase of 62 basis points on the cost of interest-bearing liabilities and the increase in the average volume of time deposits and money market accounts.

	Volume (1)	Rate(1)	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Fed funds sold and interest-bearing deposits with banks	$(90)	$250	$160
Investment securities (2)	1,178	(752)	426
Loans, net of unearned discount (2), (3)	4,337	1,378	5,715

Total interest income	$5,425	$876	$6,301

Increase (decrease) in interest expense:
Savings deposits and NOW accounts	$(22)	$290	$268
Money market accounts	227	693	920
Time deposits	2,170	2,988	5,158
Securities sold under agreements to repurchase and other short-term borrowings	(42)	314	272
FHLB of Chicago borrowings	(291)	364	73
Junior subordinated notes issued to capital trusts	—	181	181

Total interest expense	$2,042	$4,830	$6,872

Increase (decrease) in net interest income	$3,383	$(3,954)	$(571)

(1) The change in interest due to both rate and volume has been allocated proportionately.

(2) Tax equivalent basis. Tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%.

(3) Includes nonaccrual loans.
Net interest income for the first six months of 2005, on a tax-equivalent basis, decreased $571,000, or 2%, compared to the first six months of 2004. This decrease is primarily attributable to a 37 basis point decrease in the net interest margin to 2.66% for the first six months of 2005 from 3.03% for the same period last year, partially offset by a 12% increase in average earning assets.

The changes in net interest income and the net interest margin as compared to the first six months of 2004 were primarily the result of the following:
RATE
•	For the first six months of 2005, the yield on average earning assets increased 15 basis points to 4.87% while the cost of interest-bearing liabilities increased 62 basis points to 2.62%. Margin compression was primarily the result of being liability sensitive (liabilities reprice more quickly than assets) as interest rates rose, competitive pressures on loan and deposit pricing and the flattening of the yield curve.

•	The increase in the yield on average earning assets is due primarily to an increase in the yield on loans partially offset by a decrease in the yield earned on investment securities. The yield on average loans increased 29 basis points due to the rising rate environment and an overall increase in loan fees of $144,000 in the first six months of 2005 compared to the first six months of 2004. Although loan fees are amortized to income over the loan period as a normal part of the business, the additional fees associated with the prepayment of loans are less predictable and, during periods of higher prepayment activity, can result in a spike in earnings since these fees are recorded in income when received. The investment yield declined 19 basis points partially as a result of the shortening of the average contractual maturity of the portfolio.

•	The increase in the cost of average interest-bearing liabilities is due primarily to the rising rate environment applied to growing public fund and retail time deposit portfolios and the high level of competition in the Chicago market. Since these portfolios reprice more frequently, their cost is more quickly impacted by a change in interest rates.
VOLUME
•	Total average earning assets increased $209.8 million, or 12%, compared to the first six months of 2004. The Company’s average loan portfolio for the first six months of 2005 increased $168.6 million, or 18%, compared to the first six months of 2004. The increase primarily consists of increases in indirect vehicle loans ($58.1 million), commercial, lease financing and syndicated loans ($45.1 million), construction loans ($39.6 million), home equity loans ($11.7 million), residential mortgage loans ($11.7 million), and commercial mortgage loans ($2.7 million). See “Loans” for further analysis.

•	Average securities increased by $55.3 million, or 7%, and consists primarily of increases in U.S. Government agency securities ($108.9 million), partially offset by decreases in U.S. Treasuries ($32.4 million) and corporate and other securities ($17.7 million). See “Investment Securities” for further analysis.

•	Average Fed funds sold and interest-bearing deposits with other banks decreased $14.0 million due primarily to cash flows from deposit growth being primarily invested in loans and readily marketable U.S. Government agency securities rather than in the Fed funds market.

•	Average interest-bearing liabilities increased $183.5 million, or 12%, compared to the first six months of 2004. Average interest-bearing deposits increased $209.3 million due to growth in time deposits ($179.1 million) and money market accounts ($34.2 million), partially offset by a decrease in savings and NOW accounts ($4.0 million). Time deposits were augmented by a $164.7 million average increase in public funds. See “Deposits” for further analysis.

•	Average securities sold under agreements to repurchase and other short-term borrowings decreased $8.1 million due primarily to an average decrease of $10.6 million in term repurchase agreements.

•	Average FHLB of Chicago borrowings decreased $17.7 million due primarily to maturing advances.

•	Average demand deposits increased $8.3 million due primarily to new customer volume, partially offset by closed accounts.
The Company did not record a provision for loan losses for the first six months of 2005 due primarily to high asset quality and a low level of charge-offs for the period. The Company’s provision for loan losses was $500,000 in the first six months of 2004. See “Allowance for Loan Losses” and “Asset Quality” for more information.
Total other income increased $667,000, or 7%. Service charges on deposit accounts paid in cash from treasury management clients decreased $428,000, or 19%, due primarily to an increase in average demand deposit balances and higher earnings credit rates being paid on demand deposit account balances. Total treasury management fees, both cash fees and fees offset by earnings credits on deposit balances decreased slightly compared to the first six months of 2004. The industry shift from paper based payments to lower priced electronic payments continues to impact gross treasury management revenues. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or in a combination of deposit balances and cash. The treasury management fees included in the financial statements represent only the cash fees paid by treasury management clients. As interest rates rise (as they did beginning in mid 2004) so does the value of earnings credits assigned to deposit balances. As a result, in a rising rate environment, deposit balances cover more service charges and cash fees tend to decline.
Investment management and trust fees increased $196,000 due primarily to an increase in total trust assets resulting from strong business development results, high client retention rates and slight market appreciation.
Merchant credit card processing fees increased $890,000 due primarily to a $46.1 million increase in sales volume (primarily new customers), partially offset by price concessions that resulted from competitive pressures. Merchant credit card interchange expense, included in Other Expenses, increased $803,000 compared to the first six months of 2004.
Gain on mortgages sold with servicing released increased $150,000 compared to the first six months of 2004. This increase was due primarily to the Company increasing mortgage originations and, to a lesser extent, a change in the compensation structure for originators from solely commission based to a salary plus a fixed incentive per loan. The Company originated a total of $51.1 million in mortgage loans in the first six months of 2005, of which $23.2 million were sold. During the same period of 2004, the Company originated $30.9 million in mortgage loans, of which $9.3 million were sold. Gain on mortgages sold is shown net of applicable costs of $14,000 and $31,000 for the first six months of 2005 and 2004, respectively.
Income from the sale of covered call options decreased $474,000. The Company periodically sells options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at June 30, 2005.
Other operating income increased $176,000. This increase is primarily due to an increase in the income from the sale of insured annuities of $93,000 and the gain on the sale of a property in OREO of $87,000.

The Company recorded net investment securities gains of $298,000 for the first six months of 2005 as compared to $162,000 for the first six months of 2004. In 2005, the net gains were recorded on sales of $38.9 million in U.S. Government agency securities, $19.7 million in U.S. Treasuries, and $3.5 million in corporate and other securities. In 2004, the net gains were primarily recorded on sales of $40.4 million in U.S. Government agencies, $34.4 million in U.S. Treasuries and $2.0 million in corporate and other securities. As market opportunities present themselves, the Company periodically sells securities to reposition its investment portfolio in an effort to improve overall yield or adjust the portfolio duration. Gains or losses from investment sales are considered non-recurring by the Company’s management.
Total other expenses increased $1,980,000, or 9%. Annualized operating expenses as a percentage of average assets was 2.2% for 2005 and 2004. Annualized net overhead expenses as a percentage of average earning assets were 1.3% for both 2005 and 2004. The efficiency ratio (other expenses divided by net interest income and other income) was 64.4% in 2005 compared to 59.1% in 2004.
Salaries and employee benefits increased $621,000 due primarily to higher compensation costs and increased costs of employee benefits. The average number of full-time equivalents was 346 for the first six months of 2005 compared to 345 for the first six months of 2004.
The combined expense for Occupancy and Equipment increased $125,000 due primarily to the opening of the Darien branch in March 2005. The Company anticipates a continued increase in these expenses due to the planned opening of three additional branches later in 2005. See “Branch Expansion” for more information.
Professional fees increased $170,000 due primarily to a reimbursement of legal fees in 2004 related to a fully recovered problem credit and increased ongoing costs in 2005 related to compliance with the Sarbanes-Oxley Act.
Advertising and business development expense increased $136,000 due primarily to the promotion of the “guaranteed best rate” mortgage and home equity products and increased individual marketing and entertainment costs.
Merchant credit card interchange expense increased $803,000 due primarily to increased sales volume and higher interchange rates. Merchant credit card processing fees, included in Other Income, rose $890,000.
Income Taxes
Income tax expense for the first six months of 2005 totaled $4,014,000 as compared to $4,541,000 for 2004. When measured as a percentage of income before taxes, the Company’s effective tax rate was 31.5% in 2005 as compared to 32.2% in 2004. Effective tax rates are lower than statutory rates due primarily to the investment in tax-exempt municipal bonds and the increase in the cash surrender value of bank owned life insurance (“BOLI”), both of which are not taxable for Federal income tax purposes. The decrease in the effective tax rate is the result of applying these Federally tax exempt items to a lower pre-tax income in 2005. The Company’s provision for income taxes includes Federal income tax expense of 35% applied to taxable income in both 2005 and 2004. The Company had no state tax provision recorded for the first six months of 2005 or 2004 due primarily to significant income from state tax-exempt investment securities (U.S. Treasuries and U.S. Government agency securities), the existence of a state net operating loss carryforward which resulted from a significant charge-off in 2002 and, to a lesser extent, tax planning initiatives.

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
Available borrowing arrangements are summarized as follows:
     The Bank
•	Fed funds lines aggregating $215 million with six correspondent banks, subject to the continued good financial standing of the Bank. As of June 30, 2005, all $215 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $400 million with four brokerage firms subject to the pledge of specific collateral and the continued good financial standing of the Bank. As of June 30, 2005, all $400 million was available for use under these lines, subject to the availability of collateral. An investment security is pledged towards a reverse repurchase agreement at the time the Bank enters into such agreement.

•	Advances from the FHLB of Chicago subject to the pledge of specific collateral and ownership of sufficient FHLB of Chicago stock. As of June 30, 2005, advances totaled $128.9 million and approximately $46.6 million remained available to the Bank under the FHLB of Chicago agreements without the pledge of additional collateral. The Bank has pledged substantially all residential mortgage loans, specifically listed multi-family mortgage loans and certain agency securities towards the advances. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $213.0 million at the discount window of the Federal Reserve Bank, subject to the availability of collateral. The Bank has pledged substantially all construction loans and the majority of commercial mortgage loans against this line. The line was unused at June 30, 2005.
As of June 30, 2005, the Bank has investment securities totaling approximately $42.6 million available to pledge as collateral towards reverse repurchase agreements or additional FHLB of Chicago advances.
Parent Company
•	The Company has cash, short-term investments and other marketable securities totaling $12.8 million at June 30, 2005.

•	The Company has an unsecured revolving credit arrangement for $15 million. The line was unused at June 30, 2005. The line was renewed through April 1, 2006 and is anticipated to be renewed annually.
Interest Rate Sensitivity
The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The net income of the Company depends, to a substantial extent, on the differences between the income the Company receives from loans, investment securities, and other earning assets and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities, such as the Federal Reserve Board. In addition, since the Company’s primary source of interest-bearing liabilities are customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market in which the Company operates.
The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset and liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. However, as a result of interest rate levels at December 31, 2004, the Company assumed rates would not decline 200 basis points. As rates have risen since year end, the Company has again begun to analyze interest rate sensitivity at minus 200 basis points. At June 30, 2005 and December 31, 2004, the Company was within policy objectives based on its models.

	June 30, 2005
	-200bp	-100bp	-25bp	+25bp	+100bp	+200bp
	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$(4,730)	$(2,271)	$(418)	$130	$(562)	$(1,026)

Percent change	(9.8)%	(4.7)%	(.9)%	.3%	(1.2)%	(2.1)%

	December 31, 2004
	-200bp	-100bp	-25bp	+25bp	+100bp	+200bp
Annual net interest income change from an immediate change in rates	N/A	$13	$(80)	$(57)	$(840)	$(1,922)

Percent change	N/A	—%	(.2)%	(.1)%	(1.7)%	(3.9)%
Rate shock analysis assesses the risk of changes in annual net interest income in the event of an immediate and sustained parallel change in market rates. The profile as of June 30, 2005 indicates a 200 basis point increase in interest rates generates a decrease in net interest income of $1,026,000 or a 2.1% reduction in base case projected net interest income. When interest rates are shocked down 200 basis points, a decrease in net interest income of $4,730,000 or a 9.8% reduction in base case projected net interest income would result. For management purposes, the Company also evaluates the impact on annual net interest income to gradual changes in interest rates. Under these ramped interest rate scenarios, the Company’s annual net interest income is more risk neutral. However, these projections should not be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred. The change in the Company’s interest rate risk profile at June 30, 2005 compared to December 31, 2004 is primarily due to changes in the composition of the balance sheet as well as changes in interest rates from year-end levels.
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
A summary of these commitments to extend credit follows:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial	$59,672	$55,728
Syndicated	85,258	62,576
Construction, land acquisition and development	123,082	89,168
Commercial mortgage	1,846	1,351
Residential mortgage	127	127
Home equity	171,327	156,036
Consumer	62	35
Check credit	730	727
Performance standby letters of credit	8,515	12,034
Financial standby letters of credit	8,073	6,922

Total commitments	$458,692	$384,704

Investment Securities
The following table sets forth the carrying value of investment securities held on the dates indicated.

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
U.S. Treasuries	$11,278	$20,101
U.S. Government agencies	653,125	718,350
State and municipal obligations	45,075	43,697
Corporate and other securities	59,951	58,929

Total investment portfolio	$769,429	$841,077

At June 30, 2005, there are no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies and the FHLB of Chicago.
The Company’s investment portfolio decreased $71.7 million, or 9%, to $769.4 million at June 30, 2005 from $841.1 million at December 31, 2004. This decrease was primarily in U.S. Government agency securities and U.S. Treasuries. The Company had strong loan demand during the first six months of 2005, and as a result, proceeds from sales, maturities, and calls were primarily used to fund loan demand. The effective duration of the entire portfolio (excluding FHLB of Chicago stock, Fannie Mae perpetual preferred stock, money market funds and equity securities, which have no stated maturity) was 1.97 at June 30, 2005 compared to 2.63 at December 31, 2004. The average contractual maturity of the portfolio (with the same exclusions) decreased slightly to 5.9 years at June 30, 2005 compared to 6.3 years at December 31, 2004.
U.S. Treasuries: The Company’s holdings of U.S. Treasuries decreased $8.8 million due primarily to sales of $19.7 million, partially offset by additional purchases. The average contractual maturity of this portfolio decreased to 6.6 years at June 30, 2005 from 8.4 years at December 31, 2004.
U.S. Government agencies: The Company’s holdings of U.S. Government agency securities (including agency mortgage-backed securities and agency collateralized mortgage obligations totaling $40.8 million) decreased $65.2 million due primarily to sales of $105.2 million, partially offset by additional purchases. Proceeds from sales, maturities, and calls were primarily used to fund loan growth. The average contractual maturity of this portfolio was 5.5 years at June 30, 2005 compared to 5.8 years at December 31, 2004.
State and municipal obligations: The Company’s holdings of state and municipal obligations increased $1.4 million. The average contractual maturity of this portfolio decreased slightly to 3.5 years at June 30, 2005 from 3.6 years at December 31, 2004.
Corporate and other securities: The Company’s holdings of corporate and other securities increased slightly during the first six months of 2005. At June 30, 2005 the portfolio consisted of $25.6 million in TRUPS, $19.9 million of FHLB of Chicago stock, $8.5 million in Fannie Mae perpetual preferred stock and $5.9 million in money market funds, corporate debt, and equity securities. The average contractual maturity of the TRUPS and corporate debt decreased to 21.3 years at June 30, 2005 from 22.5 years at December 31, 2004. The remaining securities in this portfolio do not have a stated maturity.
Periodically, the Company will sell options to securities dealers (“covered calls”) for the dealers’ right to purchase certain U.S. Treasuries or U.S. Government agency securities held within the investment portfolio.

These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. The option premium income generated by these transactions is recognized as other noninterest income when received. There were no call options outstanding at June 30, 2005 or December 31, 2004.
The following table presents the total carrying value of callable securities in the portfolio and their respective coupon range by investment type as of June 30, 2005:

	Callable in	Callable	Callable in	Callable
	Last Six	in	2007 and	in
	Months of 2005	2006	Beyond	Total
	(Dollars in thousands)
U.S. Government agencies:
Total callable	$499,626	$80,829	$20,384	$600,839
In-the-money calls	$129,167	$19,535	$20,384	$169,086
Coupon range	2.6% - 5.5%	4.4% - 5.4%	5.0% - 6.0%	2.6% - 6.0%
State and municipal obligations:
Total callable	$3,929	$1,311	$3,710	$8,950
In-the-money calls	$3,629	$1,311	$3,381	$8,321
Coupon range	2.4% - 6.4%	5.7% - 7.5%	3.4% - 5.5%	2.4% - 7.5%
Corporate and other securities:
Total callable	$6,103	$7,435	$16,044	$29,582
In-the-money calls	$1,128	$1,853	$11,095	$14,076
Coupon range	4.7% - 5.1%	2.4% - 9.0%	3.9% - 8.4%	2.4% - 9.0%
None of the U.S. Treasuries have call features as of June 30, 2005.

Loans
The following table indicates loans outstanding, as of the dates indicated:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial	$91,523	$88,087
Commercial lease financing	39,285	28,566
Syndicated	64,389	34,958
Construction, land acquisition and development	111,675	75,833
Commercial mortgage	258,145	247,840
Residential mortgage	125,643	109,097
Home equity	158,546	151,873
Indirect vehicle:
Auto	303,386	276,398
Harley Davidson motorcycle	65,673	51,560
Consumer	8,548	7,443

Loans, net of unearned discount	$1,226,813	$1,071,655

Total loans increased $155.2 million as compared to December 31, 2004 due to increases in all loan categories. The growth was the result of continued new business development activities.
The commercial and syndicated loan portfolios are primarily secured by business assets. Loans secured by real estate comprise the greatest percentage of total loans. Commercial mortgages and construction, land acquisition and development loans are primarily secured by properties in the Chicago metropolitan area. Substantially all of the Company’s residential mortgage loans are secured by first mortgages, and home equity lines are secured primarily by junior liens (and sometimes first liens) on one-to-four family residences. Substantially all of the Company’s combined portfolio of residential mortgages and home equity lines have loan to value ratios of 80% or less of the appraised value. Indirect vehicle loans represent consumer loans made through a network of new car and Harley Davidson dealers. Other than the following descriptions, there is no significant concentration of loans exceeding 10% of total loans in any specific industry or specific region of the United States other than the Chicago metropolitan area.
Commercial loans increased $3.4 million to $91.5 million at June 30, 2005. Commercial loans are comprised of approximately 23% new car dealers; 19% insurance premium receivables; 7% theater companies; 6% physicians’ practices; 5% insurance and employee benefit funds; and 40% various other industries in which the Company has no significant concentration.
Commercial lease financing loans increased $10.7 million to $39.3 million at June 30, 2005 due primarily to new loans booked of $15.0 million, partially offset by payoffs and paydowns. In 2004, the Company hired a senior lender to focus on purchasing principally the “debt strip” or loan piece of discounted leases. The underlying credits are typically near-investment or investment grade, with primary reliance on the credit worthiness of the lessee, rather than the collateral.
Syndicated loans increased $29.4 million to $64.4 million at June 30, 2005 due primarily to new loans booked with balances outstanding totaling $39.3 million, partially offset by payoffs and paydowns. Total exposure to nationally syndicated loans (including unfunded commitments) was $157.1 million and $102.3 million at June

30, 2005 and December 31, 2004, respectively. Of the total exposure, approximately 21% is in the gaming and leisure industry; approximately 13% in the food and dairy industry; and 66% in various other industries in which the Company has no significant concentration.
Construction, land acquisition and development loans increased $35.8 million to $111.7 million at June 30, 2005 due primarily to new loans booked with outstanding balances totaling $49.4 million, partially offset by payoffs and paydowns. This portfolio is comprised primarily of properties in the Chicago metropolitan area consisting of approximately 55% construction of 1-4 family detached homes, condominiums and townhouses; 25% multi-family residential projects; and 20% retail developments.
Commercial mortgage loans increased $10.3 million to $258.1 million at June 30, 2005 due primarily to new loans booked totaling $30.0 million, partially offset by payoffs and paydowns. This portfolio is comprised of approximately 40% multi-family residential properties; 27% retail properties; 21% owner-occupied office and industrial properties; and 12% non-owner occupied office and industrial properties.
Home equity loans increased $6.7 million to $158.5 million at June 30, 2005. This increase is primarily due to new lines booked of $33.5 million and an increase in the usage of existing lines, partially offset by payoffs. Overall usage on home equity lines is approximately 48%.
Residential mortgage loans increased $16.5 million to $125.6 million at June 30, 2005 due primarily to new loans booked, offset by payoffs and paydowns. The Company kept for the Bank’s portfolio $27.9 million of the $51.1 million in 2005 mortgage loan originations. The remaining $23.2 million in originations were sold with servicing released to secondary market investors. Generally, at the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and current market trends.
Indirect auto loans increased $27.0 million to $303.4 million at June 30, 2005 due primarily to $93.0 million in new loans, offset by payoffs and regular paydowns. The Company’s indirect auto portfolio consists of approximately 16,400 loans originated in the Chicago metropolitan area, of which 78% are new vehicles and 22% are used vehicles. The Bank is currently seventh in the Chicago market among banks in the numbers of new car loan originations. The average life of the indirect auto portfolio is 2.8 years.
Harley-Davidson motorcycle loans increased $14.1 million to $65.7 million at June 30, 2005. The Company’s portfolio consists of approximately 5,400 loans generated in fourteen states as part of a national marketing initiative, of which 55% were originated in Illinois and Wisconsin.
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

The following table summarizes the loan loss experience for the first six months of 2005 and 2004.

	Six months ended
	June 30,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$8,546	$8,369
Charge-offs during the period:(1)
Commercial loans	(1)	—
Home equity loans	—	(15)
Indirect vehicle loans	(237)	(282)
Consumer loans	(4)	(9)

Total charge-offs	(242)	(306)

Recoveries during the period:(1)
Commercial loans	39	—
Construction, land acquisition and development loans	32	15
Indirect vehicle loans	126	152
Consumer loans	15	8

Total recoveries	212	175

Net charge-offs during the period	(30)	(131)
Provision for loan losses	—	500

Allowance for loan losses, end of the period	$8,516	$8,738

Ratio of net charge-offs to average loans outstanding (annualized)	.01%	.03%

Allowance for loan losses as a percent of loans outstanding	.69%	.88%

Ratio of allowance for loan losses to nonperforming loans	52.90x	22.52x

(1) There were no charge-offs or recoveries in the syndicated, lease financing, commercial mortgage or residential mortgage loan portfolios during the periods presented.
Net charge-offs for the first six months of 2005 totaled $30,000 compared to $131,000 for the first six months of 2004. In 2005, charge-offs totaled $242,000 which related primarily to the Company’s indirect vehicle portfolio. Recoveries totaled $212,000, including $32,000 in restitution from the 60 W. Erie loan fraud and a $39,000 recovery on a commercial loan charged-off in 2002. The remaining recoveries relate primarily to the Company’s indirect vehicle portfolio. In 2004, charge-offs of $306,000 and recoveries of $175,000 related primarily to the indirect vehicle portfolio. Annualized net charge-offs on the average indirect portfolio were 7 basis points for the first six months of 2005 and 9 basis points for the first six months of 2004, well below peers.
The Company’s allowance for loan losses was $8.5 million at June 30, 2005, or .69% of loans outstanding, compared to $8.7 million, or .88% of loans outstanding, at June 30, 2004. The allowance for loan losses is sufficient to provide for probable losses based on management’s evaluation of the risks inherent in the various loan categories. Management believes the allowance for loan losses is at an adequate level.

Asset Quality
The following table summarizes the Company’s nonperforming assets (nonaccrual loans, loans which are past due 90 days or more, OREO, and repossessed vehicles):

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$103	$—
Loans which are past due 90 days or more	58	148

Total nonperforming loans	161	148
Other real estate owned	936	9,857
Repossessed vehicles	93	145

Total nonperforming assets	$1,190	$10,150

Nonperforming loans to total loans outstanding	.01%	.01%
Nonperforming assets to total assets	.06%	.49%
Nonperforming assets to total shareholders’ equity	.87%	7.59%
OREO
At June 30, 2005, OREO totaled $936,000 and consisted of one remaining full-floor unit and six parking spaces in a luxury condominium project located at 60 W. Erie Street in River North in Chicago. Title to the property was acquired in November 2002 following the discovery early in May 2002 of bank fraud by the developers, and it was recorded at its then net realizable value. The project, which consisted of 24 condominium units and 53 deeded parking spaces, was completed within budget during the first quarter of 2004. Since acquisition of the property, the Company has recorded a cumulative provision for loss on this OREO of $2.632 million. Management will continue to evaluate the property quarterly for impairment and make additional valuation adjustments as deemed necessary.
A schedule of activity in this OREO property for the three and six months ended June 30, 2005 and since its acquisition is shown in the following table:

	Three months ended	Six months ended	Since Acquisition
	June 30, 2005	June 30, 2005	(November 2002)
	(Dollars in thousands)
Beginning Balance	$5,034	$9,761	$—
Transfer of net realizable value to OREO	—	—	3,606
Funding towards project	143	270	19,129
Sales proceeds, net	(4,241)	(9,095)	(19,167)
Provision for OREO	—	—	(2,632)

Balance at June 30	$936	$936	$936

The Bank remains the plaintiff in a number of civil lawsuits brought against various individuals and entities which arose in connection with the 60 W. Erie fraud. During 2004, Jeffrey Grossman and Donald Grauer, the two principals of the developer in the original project, each pled guilty in the U.S. District Court for the Northern District of Illinois pursuant to plea agreements between each defendant and the U.S. Attorney’s Office. Donald Grauer has since committed suicide and Jeffrey Grossman was sentenced to 140 months of imprisonment. The Government is seeking mandatory restitution from Grossman and the estate of Grauer on behalf of the Bank and other victims for losses resulting from this and other unrelated schemes. The amount and timing of any recoveries from such restitution or the civil lawsuits cannot be ascertained at this time. Dale Tarantur, another defendant, also pled guilty, was sentenced to house arrest and ordered to pay $32,000 in restitution, which the Bank received in February 2005.
The Company recognized a gain of $87,000 on the sale of an OREO property located in Chicago Heights, Illinois during the second quarter of 2005.
Repossessed Autos
Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets. The typical holding period for resale of repossessed vehicles is 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The Bank’s portfolio of repossessed assets totaled $93,000 at June 30, 2005 compared to $145,000 at December 31, 2004.
Potential Problem Loans
In addition to nonperforming assets, there are certain loans in the portfolio that management has identified, through its problem loan identification process, which exhibit a higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans, including related outstanding commitments, totaling $10.2 million at June 30, 2005 compared to $259,000 at December 31, 2004.
Deposits
At June 30, 2005, total deposits were $1.815 billion, an increase of $100.2 million, or 6%, compared to December 31, 2004. Interest-bearing deposits increased $85.9 million due to increases of $75.2 million in time deposits and $43.6 million in money market accounts, partially offset by a decrease of $32.9 million in savings deposits and NOW accounts. The growth in time deposits was primarily due to competitive retail time deposit promotions and the opening of the Darien office ($20.9 million of time deposits), partially offset by an $8.6 million decrease in public funds to a total of $394.0 million. The increase in money market accounts is due primarily to the promotion of a new higher rate premium money market fund. Noninterest-bearing demand deposits increased $14.3 million primarily from treasury management clients.
Capital Resources
Shareholders’ equity totaled $136.3 million at June 30, 2005 compared to $133.8 million at December 31, 2004. Shareholders’ equity at June 30, 2005 includes an accumulated other comprehensive loss of $632,000. Given the size and contractual maturity of the Company’s investment portfolio, in a rising rate environment it is probable that the accumulated other comprehensive income will decline. Although such a decline translates to lower shareholders’ equity and lower book value per share, it has no effect on regulatory capital calculations. The Company and the Bank’s capital ratios exceeded not only minimum regulatory guidelines, but also the FDIC criteria for “well capitalized” banks.
On March 1, 2005, the Board of Governors of the Federal Reserve System issued a final ruling on the inclusion of TRUPS in their Tier 1 Capital calculation for regulatory capital purposes. This rule, effective March 31, 2009, reduces the allowable level of TRUPS for purposes of calculating Tier 1 Capital to 25% of core capital elements net of goodwill and includes a phase out period for the final five years prior to the TRUP maturity. If the new rules were currently in effect, the Company would still be considered “well capitalized” as the Company’s current level of TRUPS falls within the new allowable limits.
The following table shows the capital ratios of the Company and the Bank as of June 30, 2005 and the minimum ratios for “well capitalized” and “adequately capitalized” status.

			Capital Required To Be
					Adequately
	Actual		Well Capitalized		Capitalized
	Amount Ratio		Amount Ratio		Amount Ratio
	(Dollars in thousands)
As of June 30, 2005:
Total Capital (to Risk Weighted Assets)
Consolidated	$168,077	11.20%	$150,015	10%	$120,012	8%
Oak Brook Bank	156,034	10.48	148,916	10	119,133	8
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	159,560	10.64	90,009	6	60,006	4
Oak Brook Bank	147,517	9.91	89,349	6	59,566	4
Tier 1 Capital (to Average Assets)
Consolidated	159,560	7.45	107,028	5	85,623	4
Oak Brook Bank	147,517	6.93	106,462	5	85,170	4
The market price of the Company’s common stock at June 30, 2005 was $28.22 with a tangible book value of $13.68 per share. The ratio of the Company’s price to its book value was 2.1x at June 30, 2005. The ratio of the Company’s price to the last 12 months diluted EPS, commonly called its P/E ratio, was 15.4x at June 30, 2005.
During the first six months of 2005, the Company paid dividends of $.34 per share. The dividend payout ratio on six month earnings was 40.4% for 2005. On April 19, 2005 the Company declared a quarterly cash dividend of $.18, payable on July 22, 2005 to shareholders of record as of July 11, 2005.
In 2000, the Board of Directors approved a stock repurchase program which authorizes (but does not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through January 2006 (as extended). Repurchases can be made in the open market or through privately-negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. The Company repurchased 88,603 shares during the first six months of 2005 at an average price of $29.75 per share, and there are 27,634 shares remaining available for repurchases under the program.
Branch Expansion
The Company’s banking subsidiary is Oak Brook Bank. The Bank currently operates eighteen banking offices: sixteen in the western suburbs of Chicago, one in the northern suburbs of Chicago, one at Huron and Dearborn streets in the River North area near downtown Chicago, in addition to a Call Center at 800-536-3000 and an Internet branch at www.obb.com.
On March 14, 2005, the Bank opened its 18th office at the southwest corner of Lyman Avenue and 75th Street in Darien, Illinois. At June 30, 2005, the Darien branch held $43 million in deposits.

In April 2005, the Bank began construction on an office at 212-214 West Street, just south of the Metra commuter train station, in Wheaton, Illinois. The Bank acquired the property in August 2004, and expects to complete its Wheaton branch in late 2005.
In December 2004, the Bank announced plans to open an office in Glencoe, Illinois, an affluent part of Chicago’s North Shore suburbs. All regulatory, municipal approvals and building permits have been obtained. The Bank is in the process of building out the leased premises. This branch will be located at the southeast corner of Vernon and Park Avenues, in the heart of the community’s retail district. The Bank expects to open its Glencoe branch in the latter part of 2005.
In January 2005, the Bank announced plans to construct an office in Homer Glen, Illinois, near the intersection of 143rd Street and Bell Road. The Bank closed on the purchase of the 1.2 acre site in July 2005. All regulatory and municipal approvals have been obtained, and the Bank is awaiting issuance of building permits. The Bank expects to open its Homer Glen branch in 2006.
In March 2005, the Bank announced plans to open an office at 1161 Church Street in Northbrook, Illinois. The new Northbrook branch will be a leased facility located just north of Shermer Road, in the heart of the central civic, commercial and shopping district of the village. All regulatory, municipal approvals and building permits have been obtained. The Bank is in the process of building out the leased premises. The Bank expects to open its Northbrook branch in the latter part of 2005.
The Bank intends to implement a private banking strategy at its proposed Glencoe and Northbrook offices. These offices will be identified and promoted as “Chicago Private Bank,” the wealth advisory division of Oak Brook Bank.
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
Chief Executive Officer Succession
Effective May 10, 2005, at the Company’s Annual Meeting, Richard M. Rieser, Jr., the Company’s President, assumed the additional position of Chief Executive Officer, succeeding Eugene P. Heytow who retired.
Eugene P. Heytow had been the Company’s Chief Executive Officer since the Company was formed in 1983. Mr. Heytow will continue to serve the Company as the non-executive Chairman of the Board and a Director. In addition, Mr. Heytow has agreed to serve as a consultant through December 31, 2006.

Condensed Consolidated Quarterly Earnings Summary

	2005		2004
	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)
Interest and dividend income	$24,681	$22,874	$22,752	$22,731	$20,856	$20,372
Interest expense	11,658	10,059	9,492	8,963	7,591	7,254

Net interest income	$13,023	$12,815	$13,260	$13,768	$13,265	$13,118

Provision for loan losses	—	—	—	—	250	250

Net interest income after provision for loan losses	$13,023	$12,815	$13,260	$13,768	$13,015	$12,868
Other income:
Service charges on deposit accounts:
Treasury management	909	957	1,040	1,165	1,087	1,207
Retail and small business	317	265	323	330	322	297
Investment management and trust fees	762	734	676	645	661	639
Merchant credit card processing fees	2,056	1,651	1,567	1,594	1,486	1,331
Gain on mortgages sold, net	187	88	65	52	108	17
Income from bank owned life insurance	247	244	213	210	211	213
Income from sale of covered call options	58	248	137	193	437	343
Securities dealer income	57	35	72	51	74	27
Other operating income	498	353	372	351	350	325
Net investment securities gains (losses)	135	163	(76)	255	(5)	167

Total other income	$5,226	$4,738	$4,389	$4,846	$4,731	$4,566

Other expense:
Salaries and employee benefits	6,291	6,497	5,783	6,009	6,076	6,091
Occupancy	859	876	892	843	799	855
Equipment	557	516	541	530	509	520
Data processing	494	489	487	503	456	438
Professional fees	276	306	254	265	258	154
Postage, stationery and supplies	282	241	285	253	268	237
Advertising and business development	706	511	459	562	568	513
Merchant credit card interchange	1,700	1,362	1,303	1,262	1,199	1,060
Provision for other real estate owned	—	—	—	1,217	—	—
Other operating expenses	570	520	684	527	537	535

Total other expense	$11,735	$11,318	$10,688	$11,971	$10,670	$10,403

Income before income taxes	$6,514	$6,235	$6,961	$6,643	$7,076	$7,031

Income tax expense	2,059	1,955	2,021	2,077	2,275	2,266

Net income	$4,455	$4,280	$4,940	$4,566	$4,801	$4,765

Diluted earnings per share	$.45	$.43	$.49	$.46	$.48	$.48

Net interest margin (1)	2.62%	2.70%	2.72%	2.81%	2.98%	3.08%
ROA (1)	.84%	.84%	.94%	.87%	1.00%	1.04%
ROE (1)	13.54%	13.04%	14.88%	14.71%	15.86%	15.42%

(1) Annualized ratio.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; fluctuations in the value of the Company’s investment securities; a deterioration of general economic conditions in the Company’s market areas; legislative or regulatory changes; adverse developments in the loan or investment portfolios; the assessment of the provision and reserve for loan losses; developments pertaining to the loan fraud and condominium project at 60 W. Erie, Chicago; significant increases in competition or changes in depositor preferences or loan demand; difficulties in identifying attractive branch sites or other expansion opportunities, or unanticipated delays in regulatory approval and construction buildout; difficulties in attracting and retaining qualified personnel; and possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Interest Rate Sensitivity” in Item 2 above.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
In the second quarter of 2005, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended June 30, 2005.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that may
	Total Number		as Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased(2)	Paid per Share	or Programs(2)	Programs(1)
April 1, 2005 through April 30, 2005	20,001	$28.00	20,001	28,235

May 1, 2005 through May 31, 2005	—	—	—	28,235

June 1, 2005 through June 30, 2005	601	27.88	601	27,634

Total	20,602	$28.00	20,602	27,634

(1) In 2000, the Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to 300,000 shares of common stock through January 2006 (as extended in August 2003 and again in January 2005). At June 30, 2005, there are 27,634 shares remaining available for repurchases under this program.

(2) Does not include shares tendered to pay withholding tax or the exercise price of a stock option.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders was held May 10, 2005 at Oak Brook Bank, 1400 Sixteenth Street, Oak Brook, Illinois.
Matters presented to the shareholders for vote were the election of three Class III directors and the ratification of the selection of the independent auditor. The number of common shares eligible to vote at the annual meeting was 9,768,374. The results of the votes on these matters are as follows:

ELECTION OF DIRECTORS
     Shareholders elected the following as Class III directors for a term expiring at the 2008 Annual Meeting of Shareholders. Votes cast were as follows:

	For	Withheld	Abstain
Miriam Lutwak Fitzgerald	8,976,877	42,947	184,789
Percent of Eligible Vote	91.90%	0.44%	1.89%

Eugene P. Heytow	8,991,670	28,154	184,789
Percent of Eligible Vote	92.05%	0.29%	1.89%

Geoffrey R. Stone	8,996,932	22,892	184,789
Percent of Eligible Vote	92.10%	0.23%	1.89%
Additional directors, whose term of office continued after the meeting are as follows:
Class I – Term Expiring in 2006
John W. Ballantine
Charles J. Gries
Frank M. Paris
Class II – Term Expiring in 2007
Stuart I. Greenbaum
Richard M. Rieser, Jr.
Michael L. Stein
RATIFICATION OF THE APPOINTMENT OF GRANT THORNTON LLP AS INDEPENDENT AUDITOR FOR THE COMPANY
Shareholders ratified the appointment of Grant Thornton LLP as independent auditor for the fiscal year ending 2005. Votes cast were as follows:

	For	Against	Abstain
Votes Cast	8,558,942	31,258	614,327

Percent of Eligible Vote	87.62%	0.32%	6.29%
ITEM 6. EXHIBITS

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit (3.2)	Amended and Restated By-Laws of the Company as amended through April 19, 2005 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 25, 2005, incorporated herein by reference).

Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999, incorporated herein by reference).

Exhibit (4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.3)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (10.1)	Form of Stock Option Agreement under the Company’s Incentive Compensation Plan (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, incorporated herein by reference).

Exhibit (10.2)	Form of Restricted Stock Unit Award Agreement under the Company’s Incentive Compensation Plan (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, incorporated herein by reference).

Exhibit (10.3)	Form of Agreement Regarding Confidentiality, Non-Solicitation of Customers and Employees and Prohibited Conduct (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, incorporated herein by reference).

Exhibit (10.4)	Form of Retirement Agreement for Eugene P. Heytow (Exhibit 99.1 to the Company’s Current Report of Form 8-K filed March 9, 2005, incorporated herein by reference).

Exhibit (10.5)	Thirteenth Amendment to Revolving Credit Agreement between First Oak Brook Bancshares, Inc. and LaSalle Bank National Association dated April 1, 2005.*

Exhibit (31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard M. Rieser, Jr., Chief Executive Officer.*

Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*

Exhibit (32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard M. Rieser, Jr., Chief Executive Officer.*

Exhibit (32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rosemarie Bouman, Chief Financial Officer.*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC.
(Registrant)

Date: August 4, 2005	/S/RICHARD M. RIESER, JR

Richard M. Rieser, Jr.
President, Chief Executive Officer
(Duly authorized officer)

Date: August 4, 2005	/S/ROSEMARIE BOUMAN

Rosemarie Bouman
Vice President, Chief
Financial Officer