Form 10-Q
period 2005-09-30
FIRST OAK BROOK BANCSHARES INC
filed 2005-11-07
CIK 717837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2005, 9,840,719 shares of the Company’s common stock, par value $2.00 per share, were outstanding.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

*	Not applicable

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Assets
Cash and due from banks	$34,457	$34,273

Fed funds sold and interest-bearing deposits with other banks	4,629	51,479

Investment securities:

Securities held-to-maturity, at amortized cost (fair value, $35,274 and $35,525 at September 30, 2005 and December 31, 2004, respectively)	35,597	35,469

Securities available-for-sale, at fair value	736,186	786,198

Trading securities, at fair value	921	—

Non-marketable securities – FHLB stock	20,188	19,410

Total investment securities	792,892	841,077

Loans, net of unearned discount	1,267,367	1,071,655
Less- allowance for loan losses	(8,734)	(8,546)

Net loans	1,258,633	1,063,109

Other real estate owned, net of valuation reserve	963	9,857

Premises and equipment, net of accumulated depreciation	39,077	34,561

Bank owned life insurance	25,600	24,858

Other assets	23,191	23,310

Total Assets	$2,179,442	$2,082,524

CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Liabilities

Noninterest-bearing demand deposits	$280,544	$265,251
Interest-bearing deposits:
Savings deposits and NOW accounts	259,430	291,028
Money market accounts	242,049	166,777
Time deposits:
Under $100,000	452,737	376,841
$100,000 and over	592,134	614,639

Total interest-bearing deposits	1,546,350	1,449,285

Total deposits	1,826,894	1,714,536

Fed funds purchased and securities sold under agreements to repurchase	35,194	25,285
Treasury, tax and loan demand notes	4,170	7,792
FHLB of Chicago borrowings	138,896	161,418
Junior subordinated notes issued to capital trusts	23,713	23,713
Other liabilities	15,555	15,993

Total Liabilities	2,044,422	1,948,737

Shareholders’ Equity

Preferred stock, no par value, authorized—100,000 shares, issued—none	—	—
Common stock, $2 par value, authorized—16,000,000 shares at September 30, 2005 and December 31, 2004, issued—10,924,868 shares at September 30, 2005 and December 31, 2004, outstanding— 9,840,223 shares at September 30, 2005 and 9,820,811 shares at December 31, 2004	21,850	21,850
Surplus	8,636	7,751
Accumulated other comprehensive (loss) income	(5,052)	432
Retained earnings	122,402	114,897
Less cost of shares in treasury, 1,084,645 common shares at September 30, 2005 and 1,104,057 common shares at December 31, 2004	(12,816)	(11,143)

Total Shareholders’ Equity	135,020	133,787

Total Liabilities and Shareholders’ Equity	$2,179,442	$2,082,524

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest and dividend income:
Loans	$17,398	$12,788	$46,973	$36,638
Investment securities:
U.S. Treasuries and U.S. Government agencies	7,180	8,068	22,259	22,006
State and municipal obligations	451	502	1,315	1,457
Corporate and other securities	851	1,135	2,511	3,403
Fed funds sold and interest-bearing deposits with other banks	386	238	763	455

Total interest and dividend income	26,266	22,731	73,821	63,959

Interest expense:
Savings deposits and NOW accounts	994	804	2,718	2,260
Money market accounts	1,530	459	3,218	1,227
Time deposits	8,913	5,880	23,290	15,099
Fed funds purchased and securities sold under agreements to repurchase	274	86	692	275
Treasury, tax and loan demand notes	22	4	96	35
FHLB of Chicago borrowings	1,307	1,342	3,830	3,792
Junior subordinated notes issued to capital trusts	508	388	1,421	1,120

Total interest expense	13,548	8,963	35,265	23,808

Net interest income	12,718	13,768	38,556	40,151

Provision for loan losses	180	—	180	500

Net interest income after provision for loan losses	$12,538	$13,768	$38,376	$39,651

CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands
	except share data)
Other income:
Service charges on deposit accounts:
Treasury management	$815	$1,165	$2,681	$3,459
Retail and small business	322	330	904	949
Investment management and trust fees	781	645	2,277	1,945
Merchant credit card processing fees	2,235	1,594	5,942	4,411
Gains on mortgages sold, net	417	52	692	177
Income from bank owned life insurance	251	210	742	634
Income from sales of covered call options	172	193	478	973
Securities dealer income	60	51	152	152
Other operating income	350	351	1,201	1,026
Net investment securities gains (losses)	(54)	255	244	417

Total other income	5,349	4,846	15,313	14,143

Other expenses:
Salaries and employee benefits	6,442	6,009	19,230	18,176
Occupancy	894	843	2,629	2,497
Equipment	544	530	1,617	1,559
Data processing	556	503	1,539	1,397
Professional fees	379	265	961	677
Postage, stationery and supplies	273	253	796	758
Advertising and business development	615	562	1,832	1,643
Merchant credit card interchange	1,822	1,262	4,884	3,521
Provision for other real estate owned	—	1,217	—	1,217
Other operating expenses	546	527	1,636	1,599

Total other expenses	12,071	11,971	35,124	33,044

Income before income taxes	5,816	6,643	18,565	20,750

Income tax expense	1,752	2,077	5,766	6,618

Net income	$4,064	$4,566	$12,799	$14,132

Basic earnings per share	$.41	$.47	$1.30	$1.45

Diluted earnings per share	$.41	$.46	$1.28	$1.41

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other			Total
	Common		Comprehensive	Retained	Treasury	Shareholders'
	Stock	Surplus	(Loss) Income	Earnings	Stock	Equity
	(Dollars in thousands except share data)
Nine months ended September 30, 2005

Balance at December 31, 2004	$21,850	$7,751	$432	$114,897	$(11,143)	$133,787
Comprehensive income, net of tax:
Net Income				12,799		12,799
Unrealized holding loss during the period of $5,325, plus the reclassification adjustment for the realized gain included in net income of $159			(5,484)			(5,484)

Total comprehensive income						7,315
Dividends declared ($0.54 per share)				(5,294)		(5,294)
Exercise of stock options (including tax benefit and share repurchases)		771			901	1,672
Reissuance of treasury stock		75			62	137
Compensation expense- stock compensation plans		39				39
Purchase of treasury stock (88,603 common shares)					(2,636)	(2,636)

Balance at September 30, 2005	$21,850	$8,636	$(5,052)	$122,402	$(12,816)	$135,020

Nine months ended September 30, 2004

Balance at December 31, 2003	$21,850	$5,765	$1,463	$102,062	$(10,248)	$120,892
Comprehensive income, net of tax:
Net Income				14,132		14,132
Unrealized holding gain during the period of $507, net of the reclassification adjustment for the realized gain included in net income of $271			236			236

Total comprehensive income						14,368
Dividends declared ($0.48 per share)				(4,677)		(4,677)
Exercise of stock options (including tax benefit and share repurchases)		606			717	1,323
Reissuance of treasury stock		76			36	112
Purchase of treasury stock (20,700 shares)					(609)	(609)

Balance at September 30, 2004	$21,850	$6,447	$1,699	$111,517	$(10,104)	$131,409

See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$12,799	$14,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	2,838	2,068
Provision for loan losses	180	500
Provision for other real estate owned	—	1,217
Investment securities gains, net	(244)	(417)
Trading securities transactions, net	(908)	4
Gain on sales of property and equipment, net	(27)	(23)
Origination of real estate loans for sale	(61,217)	(12,751)
Proceeds from sale of real estate loans originated for sale	58,459	12,729
Gain on sale of real estate loans originated for sale	(707)	(214)
Gain on sale of other real estate owned	(87)	—
Increase in cash surrender value of bank owned life insurance	(742)	(634)
FHLB of Chicago stock dividends	(779)	(1,740)
Increase in other assets	(655)	(1,254)
Increase in other liabilities	3,025	2,486

Net cash provided by operating activities	11,935	16,103

Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(4,479)	(31,279)
Proceeds from maturities, calls and paydowns	4,117	6,039
Securities available-for-sale:
Purchases	(127,626)	(620,623)
Proceeds from maturities, calls and paydowns	93,505	385,370
Proceeds from sales	75,573	153,148
Increase in loans	(192,454)	(112,829)
Purchases of premises and equipment, net of disposals	(6,649)	(3,432)
Proceeds from sale of other real estate owned, net	9,284	5,946
Additional capitalized costs of other real estate owned	(303)	(2,220)

Net cash used in investing activities	(149,032)	(219,880)

Cash flows from financing activities:
Increase in noninterest-bearing demand deposits	15,293	10,614
Increase in interest-bearing deposits	97,065	252,617
Increase (decrease) in short-term borrowing obligations	6,287	(17,727)
Proceeds from FHLB of Chicago borrowings	15,000	20,000
Repayment of FHLB of Chicago borrowings	(37,522)	(16,000)
Purchases of treasury stock	(2,636)	(609)
Exercise of stock options, net	999	907
Issuance of common stock for Employee Stock Purchase Plan	137	112
Cash dividends paid	(5,093)	(4,467)

Net cash provided by financing activities	89,530	245,447

Net increase (decrease) in cash and cash equivalents	(47,567)	41,670
Cash and cash equivalents at beginning of period	84,351	66,316

Cash and cash equivalents at end of period	$36,784	$107,986

Supplemental schedule including noncash activities:
Interest paid	$33,650	$21,593
Income taxes paid	$4,033	$5,450
Transfer of auto loans to repossessed autos	$215	$306
See Accompanying Notes to Consolidated Financial Statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 and 2004
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the interim financial information reflects all normal and recurring adjustments considered necessary for a fair presentation. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The following table sets forth the computation for basic and diluted EPS for the three and nine month periods ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$4,064,000	$4,566,000	$12,799,000	$14,132,000

Denominator for basic earnings per share- weighted average common shares outstanding	9,859,509	9,790,318	9,834,117	9,749,714
Effect of dilutive securities:
Stock options	127,174	226,561	145,957	249,129
Restricted stock units	407	—	1	—

Denominator for diluted earnings per share	9,987,090	10,016,879	9,980,075	9,998,843

Earnings per share:
Basic	$.41	$.47	$1.30	$1.45

Diluted	$.41	$.46	$1.28	$1.41

Weighted average stock options outstanding that were not included in the denominator for diluted EPS totaled 81,000 and 125,054 for the three and nine month periods ended September 30, 2005, respectively, as their effect would be antidilutive. Weighted average options totaling 73,000 and 64,262 were antidilutive for the three and nine month periods ended September 30, 2004, respectively. Weighted average restricted stock units totaling zero and 5,926 were antidilutive for the three and nine month periods ended September 30, 2005. There were no restricted stock units outstanding during 2004.

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

For the purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the stock options’ vesting period. The Company’s pro forma information follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$4,064,000	$4,566,000	$12,799,000	$14,132,000
Less stock-based compensation expense determined under fair value based methods, net of tax:
Incentive Compensation Plan	(173,000)	(85,000)	(512,000)	(242,000)
Employee Stock Purchase Plan	(7,000)	(7,000)	(20,000)	(20,000)

Pro forma net income	$3,884,000	$4,474,000	$12,267,000	$13,870,000

Earnings per share as reported:
Basic	$.41	$.47	$1.30	$1.45
Diluted	$.41	$.46	$1.28	$1.41
Pro forma earnings per share:
Basic	$.39	$.46	$1.25	$1.42
Diluted	$.39	$.45	$1.23	$1.39
During the first nine months of 2005, the Company granted a total of 7,100 restricted stock units (“RSUs”) under the Incentive Compensation Plan. The RSU awards vest in 20% installments on each of the sixth through tenth anniversaries of the date of grant, subject to accelerated vesting upon death or disability or a change in control, or may be forfeited in certain circumstances. Shares of common stock will be paid on a one-for-one basis with respect to vested RSUs during the calendar year following the calendar year in which the RSU-holder attains age 59, or, if later, the year the RSU vests, subject to earlier distribution in the event of death, disability or a change in control. As required by APB No. 25, compensation expense for the issuance of restricted stock units is recognized over the ten year required service period based on the fair value of the units on the date of grant. The fair value of a unit was based on the closing price per share of common stock on the day prior to the grant. Receipt of the equity awards is conditioned on the recipient being or becoming a party to an agreement with the Company regarding confidentiality, non-solicitation of employees and customers, and prohibited conduct. Included in the determination of net income as reported for the three and nine month periods ending September 30, 2005 is compensation expense related to RSUs of $6,000 ($4,000 net of tax) and $15,000 ($10,000 net of tax), respectively. There were no RSUs awarded or outstanding during 2004.

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

The decision to accelerate vesting of these out-of-the-money stock options will avoid recognition of compensation expense by the Company upon the adoption of SFAS 123R on January 1, 2006. In the Company’s view, the future compensation expense could outweigh the incentive and retention value associated with the stock options. At the time of acceleration, the future compensation expense that would be avoided, based upon the effective date of January 1, 2006, was expected to be approximately $245,000, $174,000, $136,000 and $39,000 in fiscal years 2006, 2007, 2008, and 2009, respectively. Actual amounts are lower due to forfeitures that have occurred since the options were accelerated.

4.	Junior Subordinated Notes Issued to Capital Trusts

The Company established three separate statutory trusts in 2003, 2002, and 2000 for the purpose of issuing, in aggregate, $23 million of Trust Preferred Capital Securities (“TRUPS”) as part of three separate pooled trust preferred offerings distributed in institutional private placements. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. The Company wholly owns the common securities of each trust which, in the aggregate, total $713,000. The equity in the common securities is included in “Other assets” on the consolidated balance sheets.

In accordance with Financial Interpretation No. 46R, these statutory trusts qualify as variable interest entities for which the Company is not the primary beneficiary and, therefore, are ineligible for consolidation. Accordingly, the statutory trusts were deconsolidated on January 1, 2004, and are now accounted for using the equity method.

The table below summarizes the outstanding junior subordinated notes and the related TRUPS issued by each trust as of September 30, 2005 (dollars in thousands):

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
In March 2005, the Federal Reserve issued its final ruling allowing the continued inclusion of outstanding and prospective issuances of TRUPS in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. In response to the Federal Reserve ruling and current pricing of new TRUPS offerings, effective April 1, 2005, the Company accelerated the amortization of the deferred issuance costs related to Statutory Trusts I and II to the par value call date rather than amortize to the maturity date.

This change in accounting estimate resulted in ongoing quarterly amortization expense for Statutory Trusts I and II of approximately $2,700 and $36,000, respectively, compared to the previous quarterly expense of approximately $1,500 and $3,000, respectively. Statutory Trust III is being amortized to call at a rate of approximately $1,700 per quarter.

5.	Reclassification

Certain amounts in the 2004 interim consolidated financial statements have been reclassified to conform to their 2005 presentation.

6.	New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R also provides implementation guidance and was effective for most public companies’ interim period beginning after June 14, 2005 (the third quarter for calendar year-end companies). On April 14, 2005 the Securities and Exchange Commission (the “Commission”) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The Commission’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 14, 2005. As a result, the Company will adopt SFAS No. 123R on January 1, 2006, the beginning of its next fiscal year.

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

Noninterest income consists primarily of service charges related to depository accounts, merchant credit card processing fees, investment management and trust fee income, and to a lesser extent, gains on mortgages sold, increases in cash surrender value of bank owned life insurance, securities dealer and annuity commissions and other ancillary income. Noninterest expenses are heavily influenced by offering competitive salaries and benefits, the growth of the Company’s operations and branching structure, merchant credit card interchange expense, advertising and business development expense and professional fees.

The Company’s primary growth strategy continues to emphasize the expansion of branch locations in the Chicago metropolitan area (and particularly the western suburbs of Chicago). The Company opened its Darien branch in March 2005 ($58.1 million in deposits at September 30, 2005) and has five additional branches planned to open in 2005 and 2006. See “Branch Expansion” for additional information.

Set forth below are significant items that occurred during the third quarter of 2005 and some related 2004 discussion:
•	Assets at September 30, 2005 were $2.179 billion, up 5% from $2.083 billion at year-end 2004 and up 3% from $2.111 billion at September 30, 2004.

•	Investments were $792.9 million, down 6% from $841.1 million at December 31, 2004 and down 9% from $867.1 million at September 30, 2004. The Company is redeploying cash flows from the investment portfolio into funding loan growth. See “Investments” for more information.

•	Loans grew to $1.267 billion, up 18% from $1.072 billion at year-end 2004 and up 23% from $1.028 billion at September 30, 2004. The Company has experienced growth in most loan categories. See “Loans” for more information.

•	Deposits were $1.827 billion, up 7% from $1.715 billion at year-end 2004 and up 6% from $1.722 billion at September 30, 2004, primarily due to growth in time deposits and money market accounts. See “Deposits” for more information.

•	Shareholders’ equity was $135.0 million at September 30, 2005, up 1% from $133.8 million at year-end 2004 and up 3% from $131.4 million at September 30, 2004. See “Capital Resources” for more information.

•	Total trust assets under administration surpassed $1 billion, up 7% from $944.3 million at December 31, 2004 and up 19% from $845.4 million at September 30, 2004. Discretionary assets under management were $803.6 million at September 30, 2005, up 7% from $751.0 million at December 31, 2004 and up 21% from $665.3 million at September 30, 2004.

•	Net income for the third quarter of 2005 was $4.064 million, down 11% from $4.566 million for the same period in 2004 due primarily to margin compression. See “Earnings Highlights – Third Quarter Results” for more information.

•	The provision for loan losses for the third quarter of 2005 was $180,000. The Company did not record a provision for loan losses for the third quarter of 2004. Year-to-date net recoveries were $8,000 and nonperforming loans were $295,000 at September 30, 2005, up from $148,000 at December 31, 2004 and up from $252,000 at September 30, 2004. See “Allowance for Loan Losses” and “Asset Quality” for more information.

•	Total Other Real Estate Owned (“OREO”) dropped to $963,000 at September 30, 2005, down steeply from $9.857 million at year-end 2004 and from $11.187 million at September 30, 2004, due to continued success in selling the inventory of condominium units and parking spaces at 60 W. Erie. In addition, a gain of $87,000 was recognized during the second quarter on the sale of the Chicago Heights OREO property. See “Asset Quality” for more information.
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
Earnings Highlights – Third Quarter Results
The Company recorded net income for the third quarter of 2005 of $4,064,000 compared with net income of $4,566,000 for the third quarter of 2004. Basic EPS for the third quarter of 2005 were $.41 compared to basic EPS of $.47 for the third quarter of 2004, while diluted EPS were $.41 for 2005 compared with diluted EPS of $.46 for 2004.
Key performance indicators for the third quarter of 2005 showed an annualized return on average assets (“ROA”) of .74% compared to ROA of .87% for the third quarter of 2004. The annualized return on average shareholders’ equity (“ROE”) for the third quarter of 2005 was 11.86% compared to ROE of 14.71% for the third quarter of 2004.
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

Average balances and effective interest yields and rates on a tax equivalent basis for the three months ended September 30, 2005 and 2004 were as follows (dollars in thousands):

	Three months ended			Three months ended
	September 30, 2005			September 30, 2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest-bearing deposits with other banks	$39,358	$386	3.89%	$61,952	$238	1.53%
Investment securities:
Taxable securities	747,939	8,082	4.29	840,668	9,254	4.38
Tax-exempt securities (1)	41,244	536	5.16	45,784	606	5.27

Total investment securities (2)	$789,183	$8,618	4.33%	$886,452	$9,860	4.43%
Loans: (3)
Commercial (1)	$81,242	$1,208	5.90%	$83,040	$904	4.33%
Commercial lease financing	35,942	517	5.71	17,274	184	4.24
Syndicated	65,488	996	6.03	30,903	326	4.20
Construction, land acquisition and development	103,221	1,921	7.38	68,630	1,011	5.86
Commercial mortgage	267,059	4,475	6.65	257,147	4,132	6.39
Residential mortgage	127,456	1,636	5.09	104,811	1,330	5.05
Home equity	158,758	2,287	5.72	147,409	1,427	3.85
Indirect vehicle:
Auto	315,190	3,248	4.09	261,964	2,635	4.00
Harley Davidson motorcycle	68,900	954	5.49	48,505	733	6.01
Consumer	9,505	164	6.85	7,758	119	6.10

Total loans, net of unearned discount	$1,232,761	$17,406	5.60%	$1,027,441	$12,801	4.96%

Total earning assets/interest income	$2,061,302	$26,410	5.08%	$1,975,845	$22,899	4.61%
Cash and due from banks	34,876			35,483
Other assets	86,495			89,525
Allowance for loan losses	(8,630)			(8,886)

	$2,174,043			$2,091,967

Interest-bearing deposits:
Savings deposits and NOW accounts	$258,184	$994	1.53%	$285,650	$804	1.12%
Money market accounts	225,365	1,530	2.69	140,491	459	1.30
Time deposits	1,064,330	8,913	3.32	1,026,149	5,880	2.28

Total interest-bearing deposits	$1,547,879	$11,437	2.93%	$1,452,290	$7,143	1.96%
Securities sold under agreements to repurchase and other short-term borrowings	40,262	296	2.92	32,791	90	1.09
FHLB of Chicago borrowings	136,072	1,307	3.81	165,500	1,342	3.23
Junior subordinated notes issued to capital trusts	23,713	508	8.50	23,713	388	6.51

Total interest-bearing liabilities/ interest expense	$1,747,926	$13,548	3.08%	$1,674,294	$8,963	2.13%
Noninterest-bearing demand deposits	273,226			282,370
Other liabilities	16,941			11,787

Total liabilities	$2,038,093			$1,968,451
Shareholders’ equity	135,950			123,516

	$2,174,043			$2,091,967

Net interest income/spread (1)		$12,862	2.00%		$13,936	2.48%

Net interest margin (1)			2.48%			2.81%

(1)	Tax-equivalent basis. Interest income and the average yield on tax-exempt loans and investment securities include the effects of tax-equivalent adjustments using a tax rate of 35%. See page 17 for reconciliation to GAAP.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax-equivalent yield of total investment securities was $792,521 and 4.31% for the three months ended September 30, 2005; and $893,170 and 4.39% for the three months ended September 30, 2004.

(3)	Includes average nonaccrual loans.

The following table indicates the reconciliation of the GAAP interest income to the tax-equivalent interest income as reported in the average balance sheet for the three months ended September 30:

	2005	2004	2005	2004
	Tax-exempt securities		Commercial loans
	(Dollars in thousands)
GAAP Income	$400	$451	$1,200	$891

Tax-equivalent adjustment	$136	$155	$8	$13

Tax-equivalent interest income	$536	$606	$1,208	$904

The following table presents a summary analysis of changes in interest income and interest expense for the third quarter of 2005 as compared to the third quarter of 2004. Interest income increased primarily due to the increase in the average volume and yield of loans, partially offset by a decrease in the volume and yield of investment securities. The yield earned on interest earning assets increased 47 basis points. Interest expense increased primarily due to an increase of 95 basis points on the cost of interest-bearing liabilities and the growth in time deposits and money market accounts, partially offset by a decrease in the average volume of FHLB of Chicago borrowings.

	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Fed funds sold and interest-bearing deposits with banks	$(112)	$260	$148
Investment securities (2)	(1,043)	(199)	(1,242)
Loans, net of unearned discount (2), (3)	2,789	1,816	4,605

Total interest income	$1,634	$1,877	$3,511

Increase (decrease) in interest expense:
Savings deposits and NOW accounts	$(83)	$273	$190
Money market accounts	386	685	1,071
Time deposits	228	2,805	3,033
Securities sold under agreements to repurchase and other short-term borrowings	26	180	206
FHLB of Chicago borrowings	(259)	224	(35)
Junior subordinated notes issued to capital trusts	—	120	120

Total interest expense	$298	$4,287	$4,585

Increase (decrease) in net interest income	$1,336	$(2,410)	$(1,074)

Net interest income for the third quarter of 2005, on a tax-equivalent basis, decreased $1,074,000, or 8%, compared to the third quarter of 2004. This decrease is primarily attributable to a 33 basis point decrease in the net interest margin to 2.48% for the third quarter of 2005 from 2.81% for the same period last year,

(1)	The change in interest due to both rate and volume has been allocated proportionately.

(2)	Tax equivalent basis. Tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%.

(3)	Includes nonaccrual loans.

partially offset by a 4% increase in average earning assets. On a linked quarter basis the margin is down 14 basis points from 2.62% for the second quarter of 2005. The Company anticipates continued margin pressure in the fourth quarter of 2005, particularly due to rising competitive rates for deposits. The Company received $844,000 in loan prepayment fees on $15 million in commercial mortgages paid off in October 2005, which should partially offset anticipated margin pressure.
The changes in net interest income and the net interest margin as compared to the third quarter of 2004 were primarily the result of the following:
RATE
•	For the third quarter of 2005, the yield on average earning assets increased 47 basis points to 5.08% while the cost of interest-bearing liabilities increased 95 basis points to 3.08%. Margin compression was primarily the result of being liability sensitive (liabilities reprice more quickly than assets) as interest rates rose, competitive pressures on loan and deposit pricing and the flattening of the yield curve. In June 2004, the Federal Reserve began raising short-term rates gradually — doing so eleven times for an aggregate increase of 275 basis points by September 30, 2005 (including two times during the third quarter of 2005), while the long-term 10 year Treasury decreased 28 basis points to 4.34% at September 30, 2005 from 4.62% at June 30, 2004.

•	The increase in the yield on average earning assets is due primarily to the increase in the yield on loans, partially offset by a decrease in the yield earned on investment securities. The yield on average loans increased 64 basis points due to the rising rate environment and an overall increase in loan fees of $190,000. Although loan fees are amortized to income over the loan period as a normal part of the business, the additional fees associated the prepayment of loans are less predictable and can result in a spike in earnings since these fees are recorded in income when received. The investment portfolio yield declined partially as a result of the shortening of the average contractual maturity of the portfolio to 6.0 years at September 30, 2005 from 6.7 years at September 30, 2004.

•	The increase in the cost of average interest-bearing liabilities is due primarily to the rising rate environment affecting public time deposits and the growing retail time deposit and money market portfolios. Since these deposits reprice more frequently, their cost is more quickly impacted by a change in interest rates and the high level of competition in the Chicago market.
VOLUME
•	Total average earning assets increased $85.5 million, or 4%, compared to the third quarter of 2004. The Company’s average loan portfolio increased by $205.3 million, or 20%, compared to the third quarter of 2004. The increase primarily consists of increases in indirect vehicle loans ($73.6 million), lease financing and syndicated loans ($53.3 million), construction loans ($34.6 million), residential mortgage loans ($22.6 million), home equity loans ($11.3 million), and commercial mortgage loans ($9.9 million). See “Loans” for further analysis.

•	Average securities decreased by $97.3 million, or 11%, and consist primarily of decreases in U.S. Government agency securities ($56.8 million), U.S. Treasuries ($36.2 million), and state and municipal obligations ($5.2 million). See “Investment Securities” for further analysis.

•	Average Fed funds sold and interest-bearing deposits with other banks decreased $22.6 million due primarily to cash flows from deposit growth being mainly invested in loans rather than in the Fed funds market.

•	Average interest-bearing liabilities increased $73.6 million, or 4%, compared to the third quarter of 2004. Average interest-bearing deposits increased $95.6 million due to growth in money market accounts ($84.9 million) and time deposits ($38.2 million), partially offset by a decrease in savings and NOW accounts ($27.5 million). See “Deposits” for further analysis.

•	Average FHLB of Chicago borrowings decreased $29.4 million due primarily to maturing advances.

•	Average demand deposits decreased $9.1 million due primarily to closed accounts and decreased balances from existing treasury management customers. (See below for treasury management discussion).

•	Average securities sold under agreements to repurchase and other short-term borrowings increased $7.5 million.
The Company’s provision for loan losses for the third quarter of 2005 was $180,000. The Company did not record a provision for loan losses for the third quarter of 2004. See “Allowance for Loan Losses” and “Asset Quality” for more information.
Total other income increased $503,000, or 10%. Service charges on deposit accounts paid in cash from treasury management clients decreased $350,000, or 30%, due primarily to higher earnings credit rates being paid on demand deposit account balances. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or in a combination of deposit balances and cash. The treasury management fees included in the financial statements represent only the cash fees paid by treasury management clients. As short-term interest rates rise (as they have since mid 2004) so does the value of earnings credits assigned to deposit balances. As a result, in a rising rate environment, deposit balances cover more service charges and cash fees tend to decline. Total treasury management fees, both cash fees and fees offset by earnings credits on deposit balances decreased $81,000, or 5%, compared to the third quarter of 2004. The industry shift from paper based payments to lower priced electronic payments continues to impact gross treasury management revenues. Transaction account balances for treasury management customers are down $6.1 million at September 30, 2005 as compared to December 31, 2004.
Investment management and trust fees increased $136,000 due primarily to an increase in total trust assets resulting from strong business development results, high client retention rates and market appreciation. Total trust assets under administration rose to $1.008 billion at September 30, 2005, up 19% from $845.4 million at September 30, 2004. Discretionary assets under management climbed to $803.6 million at September 30, 2005, up 21% from $665.3 million at September 30, 2004.
Merchant credit card processing fees increased $641,000 due primarily to a $29.3 million increase in sales volume (primarily new customers), partially offset by price concessions that resulted from competitive pressures. The number of merchant outlets at September 30, 2005 increased to 640 compared to 522 at September 30, 2004. Merchant credit card interchange expense, included in Other Expenses, increased $560,000 compared to the third quarter of 2004.
Gain on mortgages sold with servicing released increased $365,000 compared to the third quarter of 2004. This increase was due primarily to the Company increasing mortgage originations and, to a much lesser extent, a change in the compensation structure for originators from solely commission-based to a salary plus a fixed incentive per loan. The Company originated a total of $46.9 million in mortgage loans in the third quarter of 2005, of which $35.3 million were sold. During the same period of 2004, the Company originated $6.9 million in mortgage loans, of which $3.4 million were sold. Gain on mortgages sold is shown net of applicable costs of $1,000 and $7,000 for the third quarter of 2005 and 2004, respectively. The Company anticipates continued

growth in income related to mortgages sold during the remainder of 2005 due to a pipeline resulting from ongoing advertising for the Company’s new “Guaranteed Best Rate” mortgage and home equity products.
The Company recorded net investment securities losses of $54,000 for the third quarter of 2005 compared to net gains of $255,000 for the third quarter of 2004. In the third quarter of 2005, the net gains were recorded on sales of $10.4 million in U.S. Treasuries. In 2004, the net gains were recorded on sales of $55.6 million in U.S. Government agency securities and $26,000 in corporate and other securities. As market opportunities present themselves, the Company periodically sells securities to reposition its investment portfolio in an effort to improve overall yield or adjust the portfolio duration. Gains or losses from investment sales are considered non-recurring by the Company’s management.
Total other expenses increased $100,000, or 1%. Annualized operating expenses as a percentage of average assets was 2.2% for 2005 and 2.3% for 2004. Annualized net overhead expenses as a percentage of average earning assets were 1.3% for 2005 and 1.4% for 2004. The efficiency ratio (other expenses divided by net interest income and other income) was 66.8% in 2005 compared to 64.3% in 2004.
Salaries and employee benefits increased $433,000 due primarily to higher compensation costs and increased costs of employee benefits in addition to staffing for three new branches opening in October 2005. The average number of full-time equivalents was 356 for the third quarter of 2005 compared to 346 for the third quarter of 2004.
The combined expense for Occupancy and Equipment increased $65,000 due primarily to opening the Darien branch in March 2005. The Company anticipates a continued increase in these expenses due to the opening of three additional branches in October 2005. See “Branch Expansion” for more information.
Professional fees increased $114,000 due primarily to increased ongoing costs related to compliance with the Sarbanes-Oxley Act and legal fees arising from the Company’s prosecution of lawsuits related to the 60 W. Erie loan fraud discovered in 2002.
Merchant credit card interchange expense increased $560,000 due primarily to increased sales volume and higher interchange rates. Merchant credit card processing fees, included in Other Income, rose $641,000.
Provision for other real estate owned decreased $1,217,000. No valuation adjustment was necessary in 2005. See “Asset Quality.”
Earnings Highlights – Nine Month Results
The Company recorded net income for the first nine months of 2005 of $12,799,000 compared with net income of $14,132,000 for the first nine months of 2004. Basic EPS for the first nine months of 2005 were $1.30 compared to basic EPS of $1.45 for the first nine months of 2004, while diluted EPS were $1.28 for 2005 compared with diluted EPS of $1.41 for 2004.
Key performance indicators for the first nine months of 2005 showed an annualized ROA of .81% compared to ROA of .96% for the first nine months of 2004. The annualized ROE for the first nine months of 2005 was 12.80% compared to ROE of 15.33% for the first nine months of 2004.

Average balances and effective interest yields and rates on a tax equivalent basis for the nine months ended September 30, 2005 and 2004 were as follows (dollars in thousands):

	Nine months ended			Nine months ended
	September 30, 2005			September 30, 2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest-bearing deposits with other banks	$32,293	$763	3.16%	$49,166	$455	1.24%
Investment securities:
Taxable securities	776,437	24,922	4.29	770,000	25,599	4.44
Tax-exempt securities (1)	39,544	1,554	5.25	41,976	1,695	5.39

Total investment securities (2)	$815,981	$26,476	4.34%	$811,976	$27,294	4.49%
Loans: (3)
Commercial (1)	$83,995	$3,368	5.36%	$78,884	$2,660	4.50%
Commercial lease financing	32,875	1,252	5.09	13,713	400	3.90
Syndicated	54,627	2,354	5.76	31,654	1,041	4.39
Construction, land acquisition and development	97,327	5,059	6.95	59,378	2,568	5.78
Commercial mortgage	253,072	12,598	6.66	247,925	11,848	6.38
Residential mortgage	119,959	4,586	5.11	104,590	3,981	5.08
Home equity	155,346	6,094	5.24	143,770	4,081	3.79
Indirect vehicle:
Auto	293,803	8,739	3.98	247,933	7,755	4.18
Harley Davidson motorcycle	60,529	2,561	5.66	43,061	1,990	6.17
Consumer	8,171	388	6.35	7,759	355	6.11

Total loans, net of unearned discount	$1,159,704	$46,999	5.42%	$978,667	$36,679	5.01%

Total earning assets/interest income	$2,007,978	$74,238	4.94%	$1,839,809	$64,428	4.68%
Cash and due from banks	34,362			37,406
Other assets	87,394			90,331
Allowance for loan losses	(8,582)			(8,665)

	$2,121,152			$1,958,881

Interest-bearing deposits:
Savings deposits and NOW accounts	$264,997	$2,718	1.37%	$276,895	$2,260	1.09%
Money market accounts	189,223	3,218	2.27	137,934	1,227	1.19
Time deposits	1,039,338	23,290	3.00	907,514	15,099	2.22

Total interest-bearing deposits	$1,493,558	$29,226	2.62%	$1,322,343	$18,586	1.88%
Securities sold under agreements to repurchase and other short-term borrowings	40,992	788	2.57	43,881	310	.94
FHLB of Chicago borrowings	140,019	3,830	3.66	161,653	3,792	3.13
Junior subordinated notes issued to capital trusts	23,713	1,421	8.01	23,713	1,120	6.31

Total interest-bearing liabilities/ interest expense	$1,698,282	$35,265	2.78%	$1,551,590	$23,808	2.05%
Noninterest-bearing demand deposits	273,824			271,365
Other liabilities	15,382			12,749

Total liabilities	$1,987,488			$1,835,704
Shareholders’ equity	133,664			123,177

	$2,121,152			$1,958,881

Net interest income/spread (1)		$38,973	2.16%		$40,620	2.63%

Net interest margin (1)			2.60%			2.95%

(1)	Tax-equivalent basis. Interest income and the average yield on tax-exempt loans and investment securities include the effects of tax-equivalent adjustments using a tax rate of 35%. See page 22 for reconciliation to GAAP.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax-equivalent yield of total investment securities was $818,948 and 4.32% for the nine months ended September 30, 2005; and $813,575 and 4.48% for the nine months ended September 30, 2004.

(3)	Includes average nonaccrual loans.

The following table indicates the reconciliation of the GAAP interest income to the tax-equivalent interest income as reported in the average balance sheet for the nine months ended September 30:

	2005	2004	2005	2004
	Tax-exempt securities		Commercial loans
	(Dollars in thousands)
GAAP Income	$1,163	$1,267	$3,342	$2,619

Tax-equivalent adjustment	$391	$428	$26	$41

Tax-equivalent interest income	$1,554	$1,695	$3,368	$2,660

The following table presents a summary analysis of changes in interest income and interest expense for the first nine months of 2005 as compared to the first nine months of 2004. Interest income increased primarily due to the increase in the average volume of loans and the 41 basis point increase in the yield earned on those loans, partially offset by a decrease in the yield on the investment securities portfolio. Interest expense increased primarily due to the overall increase of 73 basis points on the cost of interest-bearing liabilities and the increase in the average volume of time deposits and money market accounts, partially offset by the decrease in the volume of FHLB of Chicago borrowings.

	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Fed funds sold and interest-bearing deposits with banks	$(192)	$500	$308
Investment securities (2)	131	(949)	(818)
Loans, net of unearned discount (2), (3)	7,142	3,178	10,320

Total interest income	$7,081	$2,729	$9,810

Increase (decrease) in interest expense:
Savings deposits and NOW accounts	$(101)	$559	$458
Money market accounts	576	1,415	1,991
Time deposits	2,412	5,779	8,191
Securities sold under agreements to repurchase and other short-term borrowings	(21)	499	478
FHLB of Chicago borrowings	(546)	584	38
Junior subordinated notes issued to capital trusts	—	301	301

Total interest expense	$2,320	$9,137	$11,457

Increase (decrease) in net interest income	$4,761	$(6,408)	$(1,647)

(1) The change in interest due to both rate and volume has been allocated proportionately.
(2) Tax equivalent basis. Tax exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%.
(3) Includes nonaccrual loans.
Net interest income for the first nine months of 2005, on a tax-equivalent basis, decreased $1,647,000, or 4%, compared to the first nine months of 2004. This decrease is primarily attributable to a 35 basis point decrease in the net interest margin to 2.60% for the first nine months of 2005 from 2.95% for the same period last year, partially offset by a 9% increase in average earning assets.

The changes in net interest income and the net interest margin as compared to the first nine months of 2004 were primarily the result of the following:
RATE
•	For the first nine months of 2005, the yield on average earning assets increased 26 basis points to 4.94% while the cost of interest-bearing liabilities increased 73 basis points to 2.78%. Margin compression was primarily the result of being liability sensitive (liabilities reprice more quickly than assets) as interest rates rose, competitive pressures on loan and deposit pricing and the flattening of the yield curve.

•	The increase in the yield on average earning assets is due primarily to an increase in the yield on loans partially offset by a decrease in the yield earned on investment securities. The yield on average loans increased 41 basis points due to the rising rate environment and an overall increase in loan fees of $341,000 in the first nine months of 2005 compared to the first nine months of 2004. Although loan fees are amortized to income over the loan period as a normal part of the business, the additional fees associated with the prepayment of loans are less predictable and, during periods of higher prepayment activity, can result in a spike in earnings since these fees are recorded in income when received. The investment yield declined 15 basis points partially as a result of the shortening of the average contractual maturity of the portfolio.

•	The increase in the cost of average interest-bearing liabilities is due primarily to the rising rate environment affecting the public fund, retail time deposit, and money market portfolios. Since these portfolios reprice more frequently, their cost is more quickly impacted by a change in interest rates and the high level of competition in the Chicago market.
VOLUME
•	Total average earning assets increased $168.2 million, or 9%, compared to the first nine months of 2004. The Company’s average loan portfolio for the first nine months of 2005 increased $181.0 million, or 18%, compared to the first nine months of 2004. The increase primarily consisted of increases in indirect vehicle loans ($63.3 million), commercial, lease financing and syndicated loans ($47.2 million), construction loans ($37.9 million), residential mortgage loans ($15.4 million), home equity loans ($11.6 million), and commercial mortgage loans ($5.1 million). See “Loans” for further analysis.

•	Average securities increased by $4.0 million and consisted primarily of increases in U.S. Government agency securities ($53.2 million), partially offset by decreases in U.S. Treasuries ($33.7 million) and corporate and other securities ($11.4 million). See “Investment Securities” for further analysis.

•	Average Fed funds sold and interest-bearing deposits with other banks decreased $16.9 million due primarily to cash flows from deposit growth being primarily invested in loans and readily marketable U.S. Government agency securities, rather than in the Fed funds market.

•	Average interest-bearing liabilities increased $146.7 million, or 9%, compared to the first nine months of 2004. Average interest-bearing deposits increased $171.2 million due to growth in time deposits ($131.8 million) and money market accounts ($51.3 million), partially offset by a decrease in savings and NOW accounts ($11.9 million). Time deposits were augmented by a $92.4 million average increase in public funds. See “Deposits” for further analysis.

•	Average FHLB of Chicago borrowings decreased $21.6 million due primarily to maturing advances.

The Company’s provision for loan losses for the first nine months of 2005 was $180,000 compared to $500,000 for the same period of 2004. The decrease was due primarily to high asset quality and net recoveries for the period. See “Allowance for Loan Losses” and “Asset Quality” for more information.
Total other income increased $1,170,000, or 8%. Service charges on deposit accounts paid in cash from treasury management clients decreased $778,000, or 22%, due primarily to an increase in average demand deposit balances driven by higher earnings credit rates being paid on demand deposit account balances. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or in a combination of deposit balances and cash. The treasury management fees included in the financial statements represent only the cash fees paid by treasury management clients. As interest rates rise (as they have since mid 2004) so does the value of earnings credits assigned to deposit balances. As a result, in a rising rate environment, deposit balances cover more service charges and cash fees tend to decline. Total treasury management fees, both cash fees and fees offset by earnings credits on deposit balances decreased $122,000, or 3%, compared to the first nine months of 2004. The industry shift from paper based payments to lower priced electronic payments continues to impact gross treasury management revenues.
Investment management and trust fees increased $332,000 due primarily to an increase in total trust assets resulting from strong business development results, high client retention rates and slight market appreciation.
Merchant credit card processing fees increased $1,531,000 due primarily to a $75.4 million increase in sales volume (primarily new customers), partially offset by price concessions that resulted from competitive pressures. Merchant credit card interchange expense, included in Other Expenses, increased $1,363,000 compared to the first nine months of 2004.
Gain on mortgages sold with servicing released increased $515,000 compared to the first nine months of 2004. This increase was due primarily to increased mortgage originations and, to a lesser extent, a change in the compensation structure for originators from solely commission-based to a salary plus a fixed incentive per loan. The Company originated a total of $98.0 million in mortgage loans in the first nine months of 2005, of which $58.5 million were sold. During the same period of 2004, the Company originated $37.7 million in mortgage loans, of which $12.7 million were sold. Gain on mortgages sold is shown net of applicable costs of $15,000 and $38,000 for the first nine months of 2005 and 2004, respectively.
Income from bank owned life insurance (“BOLI”) increased $108,000 due to the purchase of an additional $3.0 million in BOLI in December 2004.
Income from the sale of covered call options decreased $495,000. The Company periodically sells options to securities dealers for the dealers’ right to purchase certain U.S. Treasuries or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at September 30, 2005. Selling covered call options are most attractive in a volatile and declining or level interest rate environment. Continued income from this source is dependent on market conditions.
Other operating income increased $175,000. This increase is primarily due to an increase in the income from the sale of insured annuities of $85,000 and the gain on the sale of a property in OREO of $87,000.

The Company recorded net investment securities gains of $244,000 for the first nine months of 2005 as compared to $417,000 for the first nine months of 2004. In 2005, the net gains were recorded on sales of $38.9 million in U.S. Government agency securities, $30.0 million in U.S. Treasuries, and $3.5 million in corporate and other securities. In 2004, the net gains were primarily recorded on sales of $96.0 million in U.S. Government agency securities, $34.4 million in U.S. Treasuries and $2.7 million in corporate and other securities. As market opportunities present themselves, the Company periodically sells securities to reposition its investment portfolio in an effort to improve overall yield or adjust the portfolio duration. Gains or losses from investment sales are considered non-recurring by the Company’s management.
Total other expenses increased $2,080,000, or 6%. Annualized operating expenses as a percentage of average assets was 2.2% for 2005 and 2.3% for 2004. Annualized net overhead expenses as a percentage of average earning assets were 1.3% for 2005 and 1.4% for 2004. The efficiency ratio (other expenses divided by net interest income and other income) was 65.2% in 2005 compared to 60.9% in 2004.
Salaries and employee benefits increased $1,054,000 due primarily to higher compensation costs and increased costs of employee benefits. The average number of full-time equivalents was 349 for the first nine months of 2005 compared to 345 for the first nine months of 2004.
The combined expense for Occupancy and Equipment increased $190,000 due primarily to the opening of the Darien branch in March 2005. The Company anticipates a continued increase in these expenses due to the opening of three additional branches in October 2005. See “Branch Expansion” for more information.
Data processing fees increased $142,000 due primarily to an increase in fees paid to the main software provider and an upgrade to the wide area network infrastructure completed in 2005.
Professional fees increased $284,000 due primarily to increased ongoing costs in 2005 related to compliance with the Sarbanes-Oxley Act, legal fees arising from the Company’s prosecution of lawsuits related to the 60 W. Erie loan fraud discovered in 2002, and a reimbursement of legal fees in 2004 related to a fully recovered problem credit.
Advertising and business development expense increased $189,000 due primarily to the promotion of the “Guaranteed Best Rate” mortgage and home equity products and increased individual marketing and entertainment costs.
Merchant credit card interchange expense increased $1,363,000 due primarily to increased sales volume and higher interchange rates. Merchant credit card processing fees, included in Other Income, rose $1,531,000.
Income Taxes
Income tax expense for the first nine months of 2005 totaled $5,766,000 as compared to $6,618,000 for 2004. When measured as a percentage of income before taxes, the Company’s effective tax rate was 31.1% in 2005 as compared to 31.9% in 2004. Effective tax rates are lower than statutory rates due primarily to the investment in tax-exempt municipal bonds and the increase in the cash surrender value of bank owned life insurance (“BOLI”), both of which are not taxable for Federal income tax purposes. The decrease in the effective tax rate is the result of applying these Federally tax-exempt items to a lower pre-tax income in 2005. The Company’s provision for income taxes includes Federal income tax expense of 35% applied to taxable income in both 2005 and 2004. The Company had no state tax provision recorded for the first nine months of 2005 or 2004 due primarily to significant income from state tax-exempt investment securities (U.S. Treasuries and U.S. Government agency securities), the existence of a state net operating loss carryforward which resulted from a significant charge-off in 2002 and, to a lesser extent, tax planning initiatives.

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
Available borrowing arrangements are summarized as follows:
The Bank
•	Fed funds lines aggregating $215 million with six correspondent banks subject to the continued good financial standing of the Bank. As of September 30, 2005, all $215 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $400 million with four brokerage firms subject to the pledge of specific collateral and the continued good financial standing of the Bank. The lines were unused at September 30, 2005. An investment security is pledged towards a reverse repurchase agreement at the time the Bank enters into such agreement.

•	Advances from the FHLB of Chicago subject to the pledge of specific collateral and ownership of sufficient FHLB of Chicago stock. As of September 30, 2005, advances totaled $138.9 million and approximately $47.9 million remained available to the Bank under the FHLB of Chicago agreements without the pledge of additional collateral. The Bank has pledged substantially all residential mortgage loans, specifically listed multi-family mortgage loans and certain agency securities towards the advances. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $240.3 million at the discount window of the Federal Reserve Bank and has pledged substantially all construction loans and the majority of commercial mortgage loans against this line. The line was unused at September 30, 2005.
As of September 30, 2005, the Bank has certain additional investment securities and loans available to pledge as collateral towards these borrowing arrangements.
Parent Company
•	The Company has cash, short-term investments and other marketable securities totaling $14.1 million at September 30, 2005.

•	The Company has an unsecured revolving credit arrangement for $15 million. The line was unused at September 30, 2005. The line was renewed through April 1, 2006 and is anticipated to be renewed annually.
Interest Rate Sensitivity
The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The net income of the Company depends, to a substantial extent, on the differences between the income the Company receives from loans, investment securities, and other earning assets and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities, such as the Federal Reserve Board. In addition, since the Company’s primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and significant local competition in the market in which the Company operates.
The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset and liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. However, as a result of historically low interest rate levels at December 31, 2004, the Company assumed rates would not decline 200 basis points. As rates have risen since year end, the Company has again begun to analyze interest rate sensitivity at minus 200 basis points. At September 30, 2005 and December 31, 2004, the Company was within policy objectives based on its models.

	September 30, 2005
	-200bp	-100bp	-25bp	+25bp	+100bp	+200bp
	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$(2,403)	$(639)	$(81)	$(202)	$(1,195)	$(2,570)

Percent change	(5.2)%	(1.4)%	(.2)%	(.4)%	(2.6)%	(5.5)%

	December 31, 2004
	-200bp	-100bp	-25bp	+25bp	+100bp	+200bp
Annual net interest income change from an immediate change in rates	N/A	$13	$(80)	$(57)	$(840)	$(1,922)

Percent change	N/A	—%	(.2)%	(.1)%	(1.7)%	(3.9)%
Rate shock analysis assesses the risk of changes in annual net interest income in the event of an immediate and sustained parallel change in market rates. The profile as of September 30, 2005 indicates a 200 basis point increase in interest rates generates a decrease in net interest income of $2,570,000 or a 5.5% reduction in base case projected net interest income. When interest rates are shocked down 200 basis points, a decrease in net interest income of $2,403,000 or a 5.2% reduction in base case projected net interest income would result. For management purposes, the Company also evaluates the impact on annual net interest income to gradual changes in interest rates. Under these ramped interest rate scenarios, the Company’s annual net interest income is more risk neutral. However, these projections should not be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred. The change in the Company’s interest rate risk profile at September 30, 2005 compared to December 31, 2004 is primarily due to changes in the composition of the balance sheet and changes in interest rates from year-end levels.
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
Commitments
In the normal course of business, the Company is a party to credit-related financial instruments that are not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, performance standby letters of credit and financial standby letters of credit (collectively “commitments”).
The Company’s exposure to credit loss in the event of nonperformance by the other party to a commitment is limited to its contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no material violation of any condition established in the contract. Specifically, home equity lines are reviewed annually, and the Bank has the ability to deny any future extensions of home equity balances based upon the borrowers’ deteriorating credit.
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
A summary of these commitments to extend credit follows:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial	$63,289	$55,803
Syndicated	87,512	62,576
Construction, land acquisition and development	136,454	93,979
Commercial mortgage	4,281	1,351
Residential mortgage	1,601	127
Home equity	184,898	156,036
Consumer	123	35
Check credit	728	727
Performance standby letters of credit	6,983	12,034
Financial standby letters of credit	10,828	6,922

Total commitments	$496,697	$389,590

Investment Securities
The following table sets forth the carrying value of investment securities held on the dates indicated.

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
U.S. Treasuries	$10,749	$20,101
U.S. Government agencies	674,879	718,350
State and municipal obligations	43,792	43,697
Corporate and other securities	63,472	58,929

Total investment portfolio	$792,892	$841,077

At September 30, 2005, there are no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies and the FHLB of Chicago.
The Company’s investment portfolio decreased $48.2 million, or 6%, to $792.9 million at September 30, 2005 from $841.1 million at December 31, 2004. This decrease was primarily in U.S. Government agency securities and U.S. Treasuries. The Company had strong loan demand during the first nine months of 2005, and as a result, proceeds from sales, maturities, and calls were primarily used to fund loan demand. The effective duration of the entire portfolio (excluding FHLB of Chicago stock, Fannie Mae perpetual preferred stock, money market funds and equity securities, which have no stated maturity) was 2.70 at September 30, 2005 compared to 2.63 at December 31, 2004. The average contractual maturity of the portfolio (with the same exclusions) decreased slightly to 6.0 years at September 30, 2005 compared to 6.3 years at December 31, 2004.
U.S. Treasuries: The Company’s holdings of U.S. Treasuries decreased $9.4 million due primarily to sales of $30.0 million, partially offset by additional purchases. The average contractual maturity of this portfolio increased to 8.8 years at September 30, 2005 from 8.4 years at December 31, 2004.
U.S. Government agencies: The Company’s holdings of U.S. Government agency securities (including agency mortgage-backed securities and agency collateralized mortgage obligations totaling $38.1 million) decreased $43.5 million due primarily to sales of $125.2 million, partially offset by additional purchases. Proceeds from sales, maturities, and calls were primarily used to fund loan growth. The average contractual maturity of this portfolio was 5.4 years at September 30, 2005 compared to 5.8 years at December 31, 2004.
State and municipal obligations: The Company’s holdings of state and municipal obligations increased slightly while the average contractual maturity of this portfolio decreased to 3.3 years at September 30, 2005 from 3.6 years at December 31, 2004.
Corporate and other securities: The Company’s holdings of corporate and other securities increased $4.5 million during the first nine months of 2005. At September 30, 2005 the portfolio consisted of $30.0 million in TRUPS, $20.2 million of FHLB of Chicago stock, $8.8 million in Fannie Mae perpetual preferred stock and $4.5 million in money market funds, corporate debt, and equity securities. The average contractual maturity of the TRUPS and corporate debt decreased to 21.6 years at September 30, 2005 from 22.5 years at December 31, 2004. The remaining securities in this portfolio do not have a stated maturity.
Periodically, the Company will sell options to securities dealers (“covered calls”) for the dealers’ right to purchase certain U.S. Treasuries or U.S. Government agency securities held within the investment portfolio.

These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. The option premium income generated by these transactions is recognized as other noninterest income when received. There were no call options outstanding at September 30, 2005 or December 31, 2004.
The following table presents the total carrying value of callable securities in the portfolio and their respective coupon range by investment type as of September 30, 2005:

	Callable in	Callable	Callable in	Callable
	Last Three	in	2007 and	in
	Months of 2005	2006	Beyond	Total
	(Dollars in thousands)
U.S. Government agencies:
Total callable	$379,576	$185,728	$20,138	$585,442
In-the-money calls	$25,008	$34,010	$10,216	$69,234
Coupon range	2.6% - 5.4%	2.8% - 5.5%	5.0% - 6.0%	2.6% - 6.0%
State and municipal obligations:
Total callable	$3,903	$1,303	$3,931	$9,137
In-the-money calls	$3,603	$1,303	$2,134	$7,040
Coupon range	2.4% - 6.4%	5.7% - 7.5%	3.4% - 5.5%	2.4% - 7.5%
Corporate and other securities:
Total callable	$6,103	$8,613	$19,607	$34,323
In-the-money calls	$1,113	$1,800	$14,243	$17,156
Coupon range	4.7% - 5.1%	2.4% - 9.0%	4.1% - 9.3%	2.4% - 9.3%
None of the U.S. Treasuries have call features as of September 30, 2005.

Loans
The following table indicates loans outstanding, as of the dates indicated:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial	$80,256	$88,087
Commercial lease financing	36,954	28,566
Syndicated	66,511	34,958
Construction, land acquisition and development	94,029	75,833
Commercial mortgage	290,919	247,840
Residential mortgage	130,047	109,097
Home equity	159,990	151,873
Indirect vehicle:
Auto	326,610	276,398
Harley Davidson motorcycle	71,322	51,560
Consumer	10,729	7,443

Loans, net of unearned discount	$1,267,367	$1,071,655

Total loans increased $195.7 million as compared to December 31, 2004 due to increases in all loan categories with the exception of commercial loans. The growth was the result of successful business development activities. To energize commercial and industrial lending, the Company hired a new executive vice president with significant prior commercial and industrial lending experience. The Company believes this addition will provide the leadership necessary to expand the commercial and industrial lending business.
The commercial and syndicated loan portfolios are primarily secured by business assets. Loans secured by real estate comprise the greatest percentage of total loans. Commercial mortgages and construction, land acquisition and development loans are primarily secured by properties in the Chicago metropolitan area. Substantially all of the Company’s residential mortgage loans are secured by first mortgages, and home equity lines are secured primarily by junior liens (and sometimes first liens) on one-to-four family residences. Substantially all of the Company’s combined portfolio of residential mortgages and home equity lines have loan to value ratios of 80% or less of the appraised value. Indirect vehicle loans represent consumer loans made through a network of new car and Harley Davidson dealers. Except as noted below, there is no significant concentration of loans exceeding 10% of total loans in any specific industry or specific region of the United States other than the Chicago metropolitan area.
Commercial loans decreased $7.8 million to $80.3 million at September 30, 2005. Commercial loans are comprised of approximately 20% insurance premium receivables; 17% new car dealers; 9% theater companies; 6% physicians’ practices; 6% insurance and employee benefit funds; and 42% various other industries in which the Company has no significant concentration.
Commercial lease financing loans increased $8.4 million to $37.0 million at September 30, 2005 due primarily to new loans booked of $35.7 million, partially offset by payoffs and paydowns. In 2004, the Company hired a senior lender to focus on purchasing principally the “debt strip,” or loan piece, of discounted leases. The underlying credits are typically near-investment or investment grade with primary reliance on the credit worthiness of the lessee, rather than the collateral.
Syndicated loans increased $31.6 million to $66.5 million at September 30, 2005 due primarily to new loans booked with balances outstanding totaling $40.7 million, partially offset by payoffs and paydowns. Total exposure to nationally syndicated loans (including unfunded commitments) was $162.5 million and $102.3 million at

September 30, 2005 and December 31, 2004, respectively. Of the total exposure, approximately 20% is in the gaming and leisure industry; approximately 17% is in the food and dairy industry; and 63% is in various other industries in which the Company has no significant concentration.
Construction, land acquisition and development loans increased $18.2 million to $94.0 million at September 30, 2005 due primarily to new loans booked with outstanding balances totaling $39.6 million, partially offset by payoffs and paydowns. This portfolio is comprised primarily of properties in the Chicago metropolitan area consisting of approximately 57% construction of 1-4 family detached homes, condominiums and townhouses; 22% retail developments; 19% multi-family residential projects; and 2% industrial developments.
Commercial mortgage loans increased $43.1 million to $290.9 million at September 30, 2005 due primarily to new loans booked totaling $76.5 million, partially offset by payoffs and paydowns. This portfolio is comprised of approximately 39% multi-family residential properties; 27% retail properties; 19% owner-occupied office and industrial properties; and 15% non-owner occupied office and industrial properties.
Residential mortgage loans increased $21.0 million to $130.0 million at September 30, 2005 due primarily to new loans booked, offset by payoffs and paydowns. The Company kept for the Bank’s portfolio $39.5 million of the $98.0 million in 2005 mortgage loan originations. The remaining $58.5 million in originations were sold with servicing released to secondary market investors. Generally, at the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and specific loan terms.
Home equity loans increased $8.1 million to $160.0 million at September 30, 2005. This increase is primarily due to usage on $56.8 million of new lines booked, partially offset by payoffs. Overall average usage on home equity lines is approximately 48%.
Indirect auto loans increased $50.2 million to $326.6 million at September 30, 2005 due primarily to $154.5 million in new loans, offset by payoffs and regular paydowns. The Company’s indirect auto portfolio consists of approximately 17,400 loans originated in the Chicago metropolitan area, of which 76% are new vehicles and 24% are used vehicles. The Bank is currently seventh in the Chicago market among banks in the numbers of new car loan originations.
Harley-Davidson motorcycle loans increased $19.8 million to $71.3 million at September 30, 2005 due primarily to $40.9 million in new loans, offset by payoffs and regular paydowns. The Company’s portfolio consists of approximately 5,900 loans generated in fourteen states as part of a national marketing initiative, of which 55% were originated in Illinois and Wisconsin.
The Company did not have any programs to buy subprime indirect loan paper or any other subprime credit in 2005 or 2004.
Allowance For Loan Losses
The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on both quantitative and qualitative factors including: the Company’s past loan loss experience, known and inherent risks in the portfolio, size and composition of the loan portfolio, current economic conditions, historical losses experienced by the industry, value of the underlying collateral, and other relevant factors. Loans which are determined to be uncollectible are charged-off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance. See “Application of Critical Accounting Policies” in the 2004 Annual Report on Form 10-K for further analysis of the Company’s policy on the allowance for loan losses.

The following table summarizes the loan loss experience for the first nine months of 2005 and 2004.

	Nine months ended
	September 30,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$8,546	$8,369
Charge-offs during the period: (1)
Commercial loans	(1)	—
Home equity loans	(1)	(15)
Indirect vehicle loans	(286)	(338)
Overdraft loans and uncollected funds	—	(4)
Consumer loans	(5)	(8)

Total charge-offs	(293)	(365)

Recoveries during the period: (1)
Commercial loans	39	1
Construction, land acquisition and development loans	32	15
Home equity loans	—	15
Indirect vehicle loans	210	208
Overdraft loans and uncollected funds	—	50
Consumer loans	20	7

Total recoveries	301	296

Net recoveries (charge-offs) during the period	8	(69)
Provision for loan losses	180	500

Allowance for loan losses, end of the period	$8,734	$8,800

Ratio of net charge-offs to average loans outstanding (annualized)	—%	.01%

Allowance for loan losses as a percent of loans outstanding	.69%	.86%

Ratio of allowance for loan losses to nonperforming loans	29.61x	34.92x

(1) There were no charge-offs or recoveries in the syndicated, lease financing, commercial mortgage or residential mortgage loan portfolios during the periods presented.
Net recoveries for the first nine months of 2005 totaled $8,000 compared to net charge-offs of $69,000 for the first nine months of 2004. In 2005, charge-offs totaled $293,000 which related primarily to the Company’s indirect vehicle portfolio. Recoveries totaled $301,000, including $32,000 in restitution from the 60 W. Erie loan fraud and a $39,000 recovery on a commercial loan charged-off in 2002. The remaining recoveries relate primarily to the Company’s indirect vehicle portfolio. In 2004, charge-offs of $365,000 and recoveries of $296,000 related primarily to the indirect vehicle portfolio and a partial recovery on an overdraft loan charged-off in 1998. Annualized net charge-offs on the average indirect vehicle portfolio were 3 basis points for the first nine months of 2005 and 6 basis points for the first nine months of 2004, which were well below peers.
The Company’s allowance for loan losses was $8.7 million at September 30, 2005, or .69% of loans outstanding, compared to $8.8 million, or .86% of loans outstanding, at September 30, 2004. The allowance for loan losses is sufficient to provide for probable losses based on management’s evaluation of the risks inherent in the various loan categories. Management believes the allowance for loan losses is at an adequate level.

Asset Quality
The following table summarizes the Company’s nonperforming assets (nonaccrual loans, loans which are past due 90 days or more, OREO, and repossessed vehicles):

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$232	$—
Loans which are past due 90 days or more	63	148

Total nonperforming loans	295	148
Other real estate owned	963	9,857
Repossessed vehicles	66	145

Total nonperforming assets	$1,324	$10,150

Nonperforming loans to total loans outstanding	.02%	.01%
Nonperforming assets to total assets	.06%	.49%
Nonperforming assets to total shareholders’ equity	.01%	7.59%
OREO
At September 30, 2005, OREO totaled $963,000 and consisted of one remaining full-floor unit and six parking spaces in a luxury condominium project located at 60 W. Erie Street in River North in Chicago. Title to the property was acquired in November 2002 following the discovery early in May 2002 of bank fraud by the developers, and it was recorded at its then net realizable value. The project, which consisted of 24 condominium units and 53 deeded parking spaces, was completed within budget during the first quarter of 2004. Since acquisition of the property, the Company has recorded a cumulative provision for loss on this OREO of $2.632 million. Management will continue to evaluate the property quarterly for impairment and make additional valuation adjustments as deemed necessary.
As of November 3, 2005, the Company has a contract for the sale of the final unit and two parking spaces. Earnest money has been received; however, the contract is still pending attorney review. The Company anticipates closing on this sale during the fourth quarter. The Company also plans to offer for sale the remaining four parking spaces to current residents of the building.
A schedule of activity in this OREO property for the three and nine months ended September 30, 2005 and since its acquisition is shown in the following table:

	Three months ended	Nine months ended	Since Acquisition
	September 30, 2005	September 30, 2005	(November 2002)
	(Dollars in thousands)
Beginning Balance	$936	$9,761	$—
Transfer of net realizable value to OREO	—	—	3,606
Funding towards project	33	303	19,162
Sales proceeds, net	(6)	(9,101)	(19,173)
Provision for OREO	—	—	(2,632)

Balance at September 30	$963	$963	$963

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
Repossessed Autos
Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets. The typical holding period for resale of repossessed vehicles is 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The Bank’s portfolio of repossessed assets totaled $66,000 at September 30, 2005 compared to $145,000 at December 31, 2004.
Potential Problem Loans
In addition to nonperforming assets, there are certain loans in the portfolio that management has identified, through its problem loan identification process, which exhibit a higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans, including related outstanding commitments, totaling $11.8 million at September 30, 2005 compared to $259,000 at December 31, 2004.
Deposits
At September 30, 2005, total deposits were $1.827 billion, an increase of $112.4 million, or 7%, compared to December 31, 2004. Interest-bearing deposits increased $97.1 million due to increases of $53.4 million in time deposits and $75.3 million in money market accounts, partially offset by a decrease of $31.6 million in savings deposits and NOW accounts. The growth in money market and time deposits was primarily due to competitive retail deposit promotions and the opening of the Darien office, partially offset by an $86.1 million decrease in public funds to $316.6 million. The Company is closely managing the public funds balance and generally places bids on deposits for long-standing customers or when needed to fund loan demand. Noninterest-bearing demand deposits increased $15.3 million primarily from treasury management clients.
Capital Resources
Shareholders’ equity totaled $135.0 million at September 30, 2005 compared to $133.8 million at December 31, 2004. Shareholders’ equity at September 30, 2005 includes an accumulated other comprehensive loss of $5.1 million. Given the size and contractual maturity of the Company’s investment portfolio, in a rising rate environment it is probable that the accumulated other comprehensive loss will continue to increase. Although such a decline translates to lower shareholders’ equity and lower book value per share, it has no effect on regulatory capital calculations. The Company and the Bank’s capital ratios exceeded not only minimum regulatory guidelines, but also the FDIC criteria for “well capitalized” banks.
On March 1, 2005, the Board of Governors of the Federal Reserve System issued a final ruling on the inclusion of TRUPS in the Tier 1 Capital calculation for regulatory capital purposes. This rule, effective March 31, 2009, reduces the allowable level of TRUPS for purposes of calculating Tier 1 Capital to 25% of core capital elements net of goodwill and includes a phase out period for the final five years prior to the TRUP maturity. If the new rules were currently in effect, the Company would still be considered “well capitalized” because the Company’s current level of TRUPS falls within the new allowable limits.
The following table shows the capital ratios of the Company and the Bank as of September 30, 2005 and the minimum ratios for “well capitalized” and “adequately capitalized” status.

			Capital Required To Be
					Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of September 30, 2005:
Total Capital (to Risk Weighted Assets)
Consolidated	$171,622	11.01%	$155,862	10%	$124,690	8%
Oak Brook Bank	158,996	10.29	154,568	10	123,654	8
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	162,888	10.45	93,517	6	62,345	4
Oak Brook Bank	150,262	9.72	92,741	6	61,827	4
Tier 1 Capital (to Average Assets)
Consolidated	162,888	7.44	109,401	5	87,521	4
Oak Brook Bank	150,262	6.91	108,718	5	86,975	4
The market price of the Company’s common stock at September 30, 2005 was $30.29 with a tangible book value of $13.50 per share. The ratio of the Company’s price to its tangible book value was 2.24x at September 30, 2005. The ratio of the Company’s price to the last 12 months diluted EPS, commonly called its P/E ratio, was 17.11x at September 30, 2005.
During the first nine months of 2005, the Company paid dividends of $.52 per share. The dividend payout ratio on nine month earnings was 41.4% for 2005. On July 19, 2005 the Company declared a quarterly cash dividend of $.18, payable on October 21, 2005 to shareholders of record as of October 7, 2005.
In 2000, the Board of Directors approved a stock repurchase program which authorizes (but does not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through January 2006 (as extended). Repurchases can be made in the open market or through privately-negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. The Company repurchased 88,603 shares during the first nine months of 2005 at an average price of $29.75 per share, and there are 27,634 shares remaining available for repurchase under the program.
Branch Expansion
The Company’s banking subsidiary is Oak Brook Bank. As of November 3, 2005, the Bank operates 21 banking offices: seventeen in the western suburbs of Chicago, three in the northern suburbs of Chicago, one at Huron and Dearborn streets in the River North area near downtown Chicago, in addition to a Call Center at 800-536-3000 and an Internet branch at www.obb.com.
On March 14, 2005, the Bank opened its 18th office at the southwest corner of Lyman Avenue and 75th Street in Darien, Illinois. At September 30, 2005, the Darien branch held $58.1 million in deposits.

On October 17, 2005, the Bank opened its 19th and 20th offices in Glencoe and Northbrook, Illinois, branded as “Chicago Private Bank,” part of the wealth advisory division of Oak Brook Bank. The Glencoe branch is located at the southeast corner of Vernon and Park Avenues, in the heart of the community’s retail district. The Northbrook branch is located at 1161 Church Street in the heart of the central civic, commercial and shopping district of the village.
On October 24, 2005, the Bank opened its 21st office at 212-214 West Street, just south of the Metra commuter train station, in Wheaton, Illinois.
In January 2005, the Bank announced plans to construct an office in Homer Glen, Illinois, near the intersection of 143rd Street and Bell Road. The Bank closed on the purchase of the 1.2 acre site in July 2005. All regulatory and municipal approvals have been obtained and site work has begun. The Bank expects to open its Homer Glen branch in 2006.
In August 2005, the Bank announced plans to construct an office at 9701 S. Cicero Avenue in Oak Lawn, Illinois. The Bank closed on the purchase of the .39 acre site on October 14, 2005. All regulatory and municipal approvals have been obtained, and the Bank is awaiting issuance of building permits. The Bank expects to open its Oak Lawn branch in the latter part of 2006.
In late April 2005, the Bank acquired fee simple title to its current branch and storage facility in Burr Ridge. Simultaneously, the Bank acquired the adjoining building and land which shares a party wall with the Bank’s existing facility. This assemblage of properties will accommodate the branch and the Bank’s expanding storage needs. The Bank also intends to build a drive-up banking lane for added customer convenience, for which a special use permit has been approved. Final building permits are pending.
The Company’s primary growth strategy continues to emphasize branch expansion in the Chicago metropolitan area, especially the western suburbs of Chicago. This organic growth model focuses primarily on providing market fill-ins in the Bank’s core west suburban market; extending our market to locations the Bank has concentrations of deposit and loan customers but no physical presence; and, extending our market into attractive and/or high growth outlying areas. The Bank is continuously seeking opportunities that meet these criteria. Although this form of growth requires a significant investment in nonearning assets during the construction phase and operating costs for several years generally exceed revenues, the Company believes its market warrants judicious branch additions.
Chicago Private Bank
With the opening of its Northbrook and Glencoe offices on October 17, 2005, the Company introduced a new brand, “Chicago Private Bank.” Chicago Private Bank is part of the Wealth Management Group of Oak Brook Bank. The brand promise is to bring a new, different and better kind of bank to high net worth individuals, professionals and business owners on Chicago’s North Shore. The Company has hired a President and a Managing Director for the Chicago Private Bank who have significant wealth management experience and are familiar with these communities. Chicago Private Bank will operate under the Oak Brook Bank state charter.
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

Condensed Consolidated Quarterly Earnings Summary

	2005			2004
	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)
Interest and dividend income	$26,266	$24,681	$22,874	$22,752	$22,731	$20,856	$20,372
Interest expense	13,548	11,658	10,059	9,492	8,963	7,591	7,254

Net interest income	$12,718	$13,023	$12,815	$13,260	$13,768	$13,265	$13,118

Provision for loan losses	180	—	—	—	—	250	250

Net interest income after provision for loan losses	$12,538	$13,023	$12,815	$13,260	$13,768	$13,015	$12,868
Other income:
Service charges on deposit accounts:
Treasury management	815	909	957	1,040	1,165	1,087	1,207
Retail and small business	322	317	265	323	330	322	297
Investment management and trust fees	781	762	734	676	645	661	639
Merchant credit card processing fees	2,235	2,056	1,651	1,567	1,594	1,486	1,331
Gain on mortgages sold, net	417	187	88	65	52	108	17
Income from bank owned life insurance	251	247	244	213	210	211	213
Income from sale of covered call options	172	58	248	137	193	437	343
Securities dealer income	60	57	35	72	51	74	27
Other operating income	350	498	353	372	351	350	325
Net investment securities gains (losses)	(54)	135	163	(76)	255	(5)	167

Total other income	$5,349	$5,226	$4,738	$4,389	$4,846	$4,731	$4,566

Other expense:
Salaries and employee benefits	6,442	6,291	6,497	5,783	6,009	6,076	6,091
Occupancy	894	859	876	892	843	799	855
Equipment	544	557	516	541	530	509	520
Data processing	556	494	489	487	503	456	438
Professional fees	379	276	306	254	265	258	154
Postage, stationery and supplies	273	282	241	285	253	268	237
Advertising and business development	615	706	511	459	562	568	513
Merchant credit card interchange	1,822	1,700	1,362	1,303	1,262	1,199	1,060
Provision for other real estate owned	—	—	—	—	1,217	—	—
Other operating expenses	546	570	520	684	527	537	535

Total other expense	$12,071	$11,735	$11,318	$10,688	$11,971	$10,670	$10,403

Income before income taxes	$5,816	$6,514	$6,235	$6,961	$6,643	$7,076	$7,031

Income tax expense	1,752	2,059	1,955	2,021	2,077	2,275	2,266

Net income	$4,064	$4,455	$4,280	$4,940	$4,566	$4,801	$4,765

Diluted earnings per share	$.41	$.45	$.43	$.49	$.46	$.48	$.48

Net interest margin (1)	2.48%	2.62%	2.70%	2.72%	2.81%	2.98%	3.08%
ROA (1)	.74%	.84%	.84%	.94%	.87%	1.00%	1.04%
ROE (1)	11.86%	13.54%	13.04%	14.88%	14.71%	15.86%	15.42%

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
In the third quarter of 2005, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended September 30, 2005.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that may
	Total Number		as Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased(2)	Paid per Share	or Programs(2)	Programs(1)
July 1, 2005 through July 31, 2005	—	—	—	27,634

August 1, 2005 through August 31, 2005	—	—	—	27,634

September 1, 2005 through September 30, 2005	—	—	—	27,634

Total	—	—	—	27,634

(1) In 2000, the Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to 300,000 shares of common stock through January 2006 (as extended in August 2003 and again in January 2005). At September 30, 2005, there are 27,634 shares remaining available for repurchase under this program.
(2) Does not include shares tendered to pay withholding tax or the exercise price of a stock option.
ITEM 6. EXHIBITS

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit (3.2)	Amended and Restated By-Laws of the Company as amended through April 19, 2005 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 25, 2005, incorporated herein by reference).

Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999, incorporated herein by reference).

Exhibit (4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.3)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (10.1)	Form of Stock Option Agreement under the Company’s Incentive Compensation Plan (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, incorporated herein by reference).

Exhibit (10.2)	Form of Restricted Stock Unit Award Agreement under the Company’s Incentive Compensation Plan (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, incorporated herein by reference).

Exhibit (10.3)	Form of Agreement Regarding Confidentiality, Non-Solicitation of Customers and Employees and Prohibited Conduct (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, incorporated herein by reference).

Exhibit (10.4)	Form of Retirement Agreement for Eugene P. Heytow (Exhibit 99.1 to the Company’s Current Report of Form 8-K filed March 9, 2005, incorporated herein by reference).

Exhibit (10.5)	Thirteenth Amendment to Revolving Credit Agreement between First Oak Brook Bancshares, Inc. and LaSalle Bank National Association dated April 1, 2005 (Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, incorporated herein by reference).

Exhibit (31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard M. Rieser, Jr., Chief Executive Officer.*

Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*

Exhibit (32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard M. Rieser, Jr., Chief Executive Officer.*

Exhibit (32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rosemarie Bouman, Chief Financial Officer.*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC.
(Registrant)

Date: November 3, 2005	/S/RICHARD M. RIESER, JR

Richard M. Rieser, Jr.
President, Chief Executive Officer
(Duly authorized officer)

Date: November 3, 2005	/S/ROSEMARIE BOUMAN

Rosemarie Bouman
Vice President, Chief
Financial Officer