Form 10-K
period 2005-12-31
FIRST OAK BROOK BANCSHARES INC
filed 2006-03-15
CIK 717837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission file number 0-14468

FIRST OAK BROOK BANCSHARES, INC.

DELAWARE	36-3220778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Sixteenth Street, Oak Brook, IL 60523 -  Telephone Number (630) 571-1050

Securities registered pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $2.00 par value
Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at June 30, 2005 was approximately: $180,624,396 based upon the closing price of the Company’s common stock of $28.22 per share as reported by NASDAQ on June 30, 2005.

As of March 9, 2006, 9,866,586 shares of common stock were outstanding.

Documents incorporated by reference

Portions of the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

Form 10-K Table of Contents

PART I

ITEM 1.	Business and Statistical Disclosure by Bank Holding Companies

General

First Oak Brook Bancshares, Inc. (the “Company”) was organized under Delaware law in 1983 as a bank holding company under the Bank Holding Company Act of 1956, as amended. Effective May 26, 2004, the Company became a Financial Holding Company pursuant to the Gramm-Leach-Bliley Act of 1999. The Company is headquartered and its largest banking office is located in Oak Brook, Illinois, twenty miles west of downtown Chicago. At December 31, 2005, the Company employs 325 full-time and 53 part-time employees which represent 358 full-time equivalent employees.

The Company has authorized 16,000,000 shares of Common Stock with a par value of $2.00. As of December 31, 2005, the Company had total assets of $2.229 billion, loans of $1.312 billion, deposits of $1.884 billion, and shareholders’ equity of $134.6 million.

The Company owns all of the outstanding capital stock of Oak Brook Bank (the “Bank”), an Illinois state-chartered bank. The business of the Company consists primarily of the ownership, supervision and control of the Bank. The Company provides the Bank with advice, counsel and specialized services in various fields of banking policy and strategic planning. In addition to the Bank, the Company’s business is conducted by the following wholly-owned subsidiaries:

First Oak Brook Capital Markets, Inc. (“FOBCM”):  FOBCM was incorporated in April 2004 and in January 2005, obtained approval to operate as a broker/dealer member of the National Association of Securities Dealers, Inc. (“NASD”). During the second quarter of 2005, FOBCM assumed the current securities transaction activities of the investment sales center. FOBCM is also permitted to engage in expanded securities trading.

FOBB Statutory Trust I, FOBB Statutory Trust II and FOBB Statutory Trust III:  These subsidiaries were created in 2000, 2002 and 2003, respectively, for the purpose of raising capital through participation in pooled trust preferred offerings. In accordance with accounting guidelines, the statutory trust subsidiaries were deconsolidated on January 1, 2004. See Note 8 to the Company’s financial statements under Item 8 of this Form 10-K for more information.

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

Through the Bank, the Company operates in a single line of business encompassing a general retail and commercial banking business primarily in the Chicago metropolitan area. The services offered include demand, savings and time deposits, corporate treasury management services, merchant credit card processing, commercial lending products, and consumer lending products. The Bank also operates a full-service investment management and trust department. The Company operates a broker/dealer subsidiary, FOBCM, which is permitted to engage in securities trading primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth individuals and families and in certain underwriting activities.

The Bank offers its services through multiple delivery channels. The Bank has twenty-one brick and mortar offices; twelve in DuPage County, seven in Cook County, one in Will County, and one in Kane County, Illinois.

Seventeen of these offices are in the western suburbs of Chicago, three are in the northern suburbs of Chicago and one is in the River North neighborhood of Chicago, just north of the Loop and west of Michigan Avenue. See “Branch Expansion” in Item 7 of this Form 10-K for additional information regarding planned expansion. The Bank offers a call center at 800-536-3000. The Bank’s Internet Branch at www.obb.com offers on-line banking and bill payment services in addition to accepting applications for consumer loans and retail accounts. The Bank has deployed 25 owned ATM’s, 22 located at bank offices and 3 located off premises, which its customers can use for free. The Bank also allows its customers access to networked ATM’s (STAR & CIRRUS) for a fee.

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

Loans originated must comply with both federal and state governmental rules, regulations and laws. While the Bank’s loan policies vary for different loan products, the guidelines generally cover such items as: percentages to be advanced and the type of lien taken to secure collateral, payment and maturity terms, down payment and/or loan-to-value requirements, debt-to-income and/or debt service coverage ratios, credit history, insurance requirements and other matters of credit concern. The Bank’s loan policies grant limited loan approval authority to designated loan officers. When a credit request exceeds the loan officer’s approval authority, approval by a senior lending officer, bank loan committee, directors’ loan committee and/or the full board of directors is required.

Competition

The Bank’s offices are part of the Chicago banking market, as defined by the Federal Reserve Bank of Chicago. At June 30, 2005 (the most recent date for which statistics are available), the Chicago banking market consisted of 309 financial institutions (commercial banks and thrift institutions) with total deposits of $239.6 billion in 2,989 offices. Total offices in the Chicago banking market have increased from 2,325 at June 30, 2000. Based on total deposits, the Bank was the nineteenth largest financial institution within the Chicago banking market with a market share of .76%. At June 30, 2005, the Bank’s market share was approximately 5.8% of the total deposits in 75 DuPage County financial institutions (representing 373 offices), an approximate 0.7% market share of total deposits in 47 Kane County financial institutions (representing 171 offices), an approximate 0.5% market share of total deposits in 51 Will County financial institutions (representing 192 offices) and an approximate 0.2% market share of total deposits in 184 Cook County financial institutions (representing 1,523 offices).

The Bank is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries, including banks, thrifts, finance companies, credit unions, mortgage companies, merchants, stockbrokers, insurance companies, mutual funds and investment companies. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits; the price of products and services; the variety of financial services offered; convenience of service delivery in terms of extended hours, access to services through branches and offices, ATMs, the internet and call centers; and the qualifications, experience and skills of bank personnel. Additional competitive pressure also comes from out-of-state banks’ branch expansion within the Chicago banking market. In doing so, these banks are competing with the Bank not only for retail and commercial customers, but also for competent bank personnel.

Available Information

The Company’s Internet address is www.firstoakbrook.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the website also includes Investor Information, Stock Information, Corporate Governance Policies, the Code of Ethics,

the Audit Committee Charter and the Independent Directors Committee Charter, including sub-charter relating to Compensation Matters and Nominating and Corporate Governance Matters.

Regulation and Supervision

General

Banking is a highly regulated industry both at the federal and state levels. The following is a summary of several applicable statutes and regulations. However, these summaries are not complete,and reference should be made to the statutes and regulations for more information. Also, these statutes and regulations may change in the future, and it cannot be predicted what effect such changes, if made, will have on the Company. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors, rather than stockholders of banks and bank holding companies.

Bank Holding Company Regulation

The Company is registered as a “bank holding company” with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act of 1956 and the regulations issued thereunder are collectively referred to as the “BHC Act”), and effective May 26, 2004, the Company became a Financial Holding Company under the BHC Act. By virtue of being a Financial Holding Company, the Company is permitted to expand the range of financial activities in which it may engage. Such additional activities include underwriting, dealing in and otherwise making a market in securities and underwriting, brokering and selling insurance. The Company is subject to regulation under the federal banking laws (most regulations regarding bank holding companies remain generally applicable to the Company, as described below, even though the Company is a financial holding company), federal securities laws and Delaware law. Supervision and examination of the Company under the federal banking laws are conducted by the Federal Reserve. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation Division of Banking.

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

As of December 31, 2005, the Company’s and the Bank’s capital exceeded the Federal Reserve’s and FDIC’s “well capitalized” guidelines. See Note 11 to the Company’s financial statements under Item 8 of this Form 10-K. As a Financial Holding Company, the Company may face sanctions, including loss of its status as a Financial Holding Company, if it or the Bank failed to be “well capitalized.”

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

Ownership Limitations.  Under the Illinois Banking Act, any person who acquires more than 10% of the Company’s common stock may be required to obtain the prior approval of the secretary of the Illinois Department of Financial and Professional Regulation. Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring control of 10% or more of the Company’s outstanding common stock.

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

In addition to the restrictions on dividends imposed by the Federal Reserve, Delaware law also places limitations on the Company’s ability to pay dividends. For example, the Company may not pay dividends to shareholders if, after giving effect to the dividend, the Company’s capital would be impaired. The Company has various sources of liquidity including readily marketable investment securities, borrowing on its available line and access to other borrowing arrangements. The Company’s ability to pay dividends may depend on the amount of dividends paid by the Bank. In 2006, to support the Bank’s growth, the Bank intends to increase its capital by temporarily stopping the dividend to the holding company. See “Liquidity” and “Capital Resources” for more information.

Bank Regulation

The Bank is subject to supervision and examination by the secretary of the Illinois Department of Financial and Professional Regulation and, as a non-Federal Reserve member, FDIC-insured bank, to supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Chicago. The Federal Deposit Insurance Act (“FDIA”) requires prior FDIC approval for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the power to the FDIC to issue cease and desist orders. A cease and desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activity or could require a bank to take certain affirmative action. The FDIC also supervises compliance with federal law and regulations which place restrictions on loans by FDIC-insured banks (including the Bank) to an executive officer, director or principal shareholder of such bank, the bank holding company which owns such bank, and any subsidiary of such bank holding company. The FDIC also examines the Bank for its compliance with statutes which restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon: extensions of credit between the bank holding company and any non-banking affiliates; the purchase of assets from affiliates; the issuance of guarantees, acceptances or letters of credit on behalf of affiliates; and investments in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit. Also, the Bank is subject to restrictions with respect to engaging in the issuance, underwriting, public sale or distribution of certain types of securities and to restrictions upon: the nature and amount of loans which it may make to a single borrower (and, in some instances, a group of affiliated borrowers); the nature and amount of securities in which it may invest; the amount of investment in the Bank premises; and the manner in and extent to which it may borrow money.

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

Federal Reserve System.  The Bank is subject to Federal Reserve regulations requiring depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily regular checking and NOW accounts). The Federal Reserve regulations generally require 3% reserves on the first $40.5 million ($48.3 million for 2006) of transaction accounts plus 10% on the remainder. The first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank’s balance in vault cash is available to satisfy reserve requirements. At December 31, 2005, the Bank is in compliance with these requirements.

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

Prompt Corrective Action.  FDICIA requires the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the Company or a stockholder controlling the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. Also, under FDICIA, insured depository institutions with assets of $1 billion or more at the beginning of a fiscal year, must submit an annual report for that year, including financial statements and a management report, to each of the FDIC, any appropriate federal banking agency, and any appropriate bank supervisor. The Bank had assets of $1 billion or more at the beginning of fiscal year 2005, and must therefore provide an annual report as required by FDICIA.

As of December 31, 2005, the Company and the Bank had capital in excess of the requirements for a “well-capitalized” institution under the prompt corrective action provisions of FDICIA.

Insurance of Deposit Accounts.  Under FDICIA, as an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund (“BIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and “C” (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Effective, January 1, 2006, the FDIC Assessment Rate Schedule for BIF member banks ranged from zero for “well capitalized” institutions in subgroup A to $.27 per $100 of deposits for “undercapitalized” institutions in subgroup C. During 2005, the Bank was classified as “well capitalized” and was assessed the BIF semi-annual rate of zero.

Deposits insured by BIF are also assessed interest on bonds issued in the late 1980’s by the Financing Company to recapitalize the now defunct Federal Savings and Loan Insurance Company (“FICO bonds”). The Company’s deposit insurance for the FICO bonds was $237,000 in 2005.

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

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and business; and (c) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank was assigned a “satisfactory” rating as a result of its last CRA examination in June 2004.

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

Compliance with Consumer Protection Laws.  The Bank is subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts: require banks to meet the credit needs of their communities; require banks to disclose credit and deposit terms in meaningful and consistent ways; prohibit discrimination against an applicant in any consumer or small business credit transaction; prohibit discrimination in housing-related lending activities; require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects; require lenders to provide borrowers with information regarding the nature and cost of real estate settlement; prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

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

Act to End Atrocities and Terrorism in the Sudan (“Sudan Laws”).  Under the Sudan Laws, effective January 27, 2006, the State of Illinois has placed restrictions on the State Treasurer’s authority to deposit state funds or contract with financial institutions unless the financial institution annually certifies that it has policies in place that require its loan applicants to certify that they are not “forbidden entities.” “Forbidden entities” are widely defined to include virtually all for-profit or not-for-profit businesses, organizations, or natural persons, that are related to the government of Sudan or that do business with or in the Sudan, its businesses, or its population (except for humanitarian services or journalists). The Sudan Laws exempt “linked deposits” (where banks take deposits in return for undertaking certain community projects) and “depository, custodial, processing and advisory services necessary to fulfill the State Treasurer’s” duties.

Because these new Sudan Laws take effect immediately and because the Sudan Laws require the Bank to obtain some form of “shadow” certificates from all loan applicants, it is unlikely the Bank will be able to bid for new or renewed State of Illinois interest-bearing deposits, as the Bank has in the past.

In addition, under a companion provision of the Sudan Laws revising the Illinois Pension Code, the State has prohibited trustees of the State of Illinois and Illinois municipal pension funds from investing in the securities of or lending to any forbidden entity. “Forbidden entities” are similarly very broadly defined and include natural persons. Fund managers of State of Illinois and municipal retirement plans are obligated to certify that they have not invested in or loaned any fund assets to a forbidden entity after January 27, 2006. Fund managers are given one year to certify that at least 60% of the fund’s assets are not tainted and eighteen months for the fund’s assets to be 100% free of taint. Because the Bank is a fund manager of the assets of 64 Illinois municipal police and fire pension funds, the Bank will have to comply with these Sudan Law provisions. The Bank believes it can comply, but will have to exclude a small number of publicly-traded securities from its portfolios and may have to exclude a large number of mutual funds (especially “index” mutual funds) from investment consideration. In order to ensure compliance with this provision, as contemplated by the Sudan Laws, the Bank intends to engage an independent research firm specializing in global security risks to screen publicly-traded companies to determine that they are not forbidden entities.

Broker/dealer Regulation

FOBCM, a securities broker-dealer, is subject to extensive regulation under federal and state securities laws and regulations, and the rules of the National Association of Securities Dealers (“NASD”). Broker-dealers are required to be registered with the Securities and Exchange Commission, although much of their regulation and examination has been delegated to self-regulatory organizations (“SROs”) that the SEC oversees, including the NASD and the national securities exchanges. In addition to the SEC rules and regulations, the SROs adopt rules, subject to approval of the SEC, that govern all aspects of business in the securities industry and conduct periodic examinations of member firms. Broker-dealers are also subject to regulation by the state securities commission in states where they conduct business.

As a result of federal and state registrations and SRO memberships, FOBCM is subject to overlapping schemes of regulation which cover all aspects of its securities businesses. Such regulations cover, among other things, matters including SEC’s net capital requirements (Rule 15c3-1); uses and safekeeping of clients’ funds and securities; recordkeeping and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; employee related matters, including qualifications and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; “suitability” determinations as to certain customer transactions, limitations on the amounts and types of fees and commissions that may be charged to customers, and the timing of proprietary trading in relation to customers’ trades; affiliate transactions, and mutual fund management. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers.

ITEM 1A.  Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. Set forth below are certain risk factors which we believe to be relevant to an understanding of our business. This list should not be considered a comprehensive list of all potential risks. You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes and our “Forward Looking Statement” for additional information.

Significant risk factors include:

Credit Risk.  Our earnings, financial condition, and reputation may be adversely affected if we fail to manage our credit risk satisfactorily. Originating and underwriting loans is integral to the success of our business. This business requires us to take “credit risk,” which is the risk of losing principal and interest income because borrowers fail to repay their loans. Such losses or defaults may be mitigated by the existence of adequate collateral and/or our loan loss reserves or aggravated by their inadequacy. While most of our loans are secured by collateral, some are not. The capacity of borrowers to repay their debts and the value of any collateral that may be pledged to secure their obligations can be adversely affected by many factors outside our control, including local or national economic downturns, supply and demand in a specific industry or business segment, and increases in interest rates. The factors we consider in calculating the adequacy of our allowance for loan losses, which we describe in greater detail in the section titled “Allowance for Loan Losses,” is subject to considerable judgment by management; if our assumptions turn out to be incorrect, the result could have an adverse affect on our earnings and financial condition and financial condition.

To a lesser extent, we also face credit risk in the non U.S. Government securities in the investment portfolio. We have the risk that securities’ issuers may default on their obligations and the risk that very few non

U.S. Government securities are backed by collateral. An investment default could have an adverse effect on our earnings.

Interest Rate and Duration Risk.  Our earnings and financial condition can be adversely affected by changes in interest rates. Our earnings and financial condition are highly dependent upon our “net interest income,” which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest-rate spreads between the interest we earn and the interest we pay (This narrowing is often referred to as “margin compression” or “margin pressure.”) can adversely affect our earnings and financial condition.

Interest rate levels themselves are highly sensitive to many national and global factors, including the rate of inflation, the rate of economic growth, employment levels, the relationship between and/or instability in domestic and foreign economies and financial markets, and government revenues and expenditures. Interest rate levels are also highly sensitive to competitive factors within our local markets. See “Geographic Risk” below.

While the foregoing national, global and local factors are largely beyond our control, interest rate risk is also dependent on our asset and liability management. We currently have a mismatch, commonly called a “negative gap,” whereby our rate-sensitive liabilities (mostly deposits) substantially exceed our rate sensitive assets (mostly loans and investments) for at least the next year. This arises because more of our deposit liabilities reprice or have the potential to reprice more frequently than our loan and investment assets. See “Interest Rate Sensitive Position”.

In a rising interest rate environment, such as has existed since June 2004, governmental monetary policy and competitive forces have put upward pressure on deposit rates. At the same time, longer contractual maturities on certain fixed rate loans and fixed rate investments have limited our ability to increase rates on these loans and investments. The result has been a squeeze on our net interest margin. We cannot predict when interest rate increases will cease or when margin pressure will ease.

Potential profits are also affected by the shape of the “yield curve” for fixed-income securities, especially U.S. Government and Agency debt. Normally, shorter-term debt pays interest at a lower rate than longer-term debt. This phenomenon permits financial intermediaries to borrow at lower shorter-term rates (for example, by issuing one-year CDs to depositors) and investing in securities for longer terms at higher rates, thus garnering “spread” income. This sort of mismatch creates “duration risk.” The normal upward sloping yield curve has recently flattened and inverted — whereby rates on shorter-term debt equals or exceeds rates on longer-term debt. We cannot predict when the “yield curve” will return to its more normal upward slope and profit-making opportunities from borrowing short-term and lending longer-term will return. Over the last 25 years inverted yield curves have occurred only infrequently and have lasted only for relatively short periods.

Geographic Risks.  We operate primarily in the greater Chicago market. Increased competition in this Chicago market or any prolonged economic downturn in this Chicago market could adversely affect our profitability and financial condition. Although our Chicago market is extremely large, there is now excess competition in it among financial institutions and other financial service providers. The effects of this intense competition have been higher costs for deposits, lower pricing and weaker terms on loans, higher compensation needed to attract and retain bankers, and higher costs to buy branch sites and fewer attractive branch sites. In meeting these competitive challenges in the Chicago market, we have fewer financial resources than many of our most aggressive, expansion-minded competitors. We cannot predict when or if this excessive competition will subside.

Regulatory Risk.  We are subject to extensive federal and state legislation, regulation, and supervision. Among other government agencies and private regulatory bodies, we are supervised by the Federal Reserve, FDIC, State of Illinois Department of Financial and Professional Regulation, the SEC, and the National Association of Securities Dealers (at First Oak Brook Capital Markets, Inc. only). The burden of regulatory compliance has increased under current legislation and banking and securities regulations and is likely to continue to have or may have a significant impact on the financial services industry. Recent legislation and regulatory changes, changes in enforcement policies, and capital adequacy standards are increasing our costs of doing business and, consequently, may result in an advantage for our less regulated competitors. Also, future regulatory changes and capital requirements could adversely affect our future results. Additionally, the agencies that regulate us have broad discretionary authority to initiate enforcement action for failure to comply with applicable regulations and laws. If we fail to comply, we can be subject to substantial fines and significant limitations on our operations. The significant federal and state regulations that affect us are described in this report under the heading “Regulatory Matters.”

In addition to direct banking and securities regulations, we are also impacted by financial accounting standards, federal and state tax laws, and bankruptcy laws. These standards, laws and interpretations are constantly changing and evolving.

The nature, extent and timing of the adoption of significant new laws, regulations and standards, or changes in or repeal of existing laws, regulations or standards, or specific actions of regulators, may have a material impact on our business or on our results. It is, however, currently impossible to predict the effect of their impact.

Liquidity Risk.  Effective management of balance sheet liquidity is necessary to fund growth in earning assets, to meet maturing obligations and depositors’ withdrawal requirements, and to pay shareholders’ dividends. We currently have numerous sources of liquidity including readily marketable investment securities, shorter-term loans within our loan portfolio, principal and interest cash flows from investments and loans, the ability to attract retail and public fund time deposits and to purchase brokered time deposits and access to various borrowing arrangements (such as Federal Home Loan Bank of Chicago advances and the Federal Reserve discount window). If for any reason sources of liquidity such as these are cut-off when needed, there could be an adverse affect on our earnings and financial condition. See “Liquidity” for more information.

Operational Risks.  We rely heavily on a number of communications and information systems to conduct our business. Any failure or interruptions or breach in the security of these systems could result in failures or disruptions in our customer relationships, financial accounting programs and records, deposits, trust investments, servicing or loan origination systems.

In addition, we are subject to errors, customer and employee fraud, and catastrophic failures that could result from terrorism or natural disasters.

We maintain a system of internal controls, back-up systems, and disaster recovery programs to mitigate against some of these occurrences, and we maintain insurance coverage for some risks that are insurable. Should such an event occur that is not mitigated, prevented or detected by our internal controls, back-up systems, or recovery programs or is uninsured or underinsured, it could have a significant adverse impact on our business, financial condition or earnings.

Dividend Payout Restrictions.  We currently pay a quarterly cash dividend on our common shares. However, there can be no assurance that we will be able to pay dividends in the future. The declaration of dividends is subject to the discretion of our Board of Directors which takes into account many factors, including our profitability, capital needs, liquidity, cash flows from our subsidiaries, and applicable regulatory limitations. The federal and state regulatory framework impacting dividends generally restricts subsidiary banks’ and bank holding companys’ dividends to a formula tied to net profits, prohibits dividends from banks found to be engaging or about to engage in “unsound and unsafe” practices (which can include the payment of dividends, depending on the bank’s financial condition), and requires banks to maintain appropriate levels of capital. As a result of such factors, there can be no assurance of the amount, if any, or timing of future dividend payouts.

Personnel Risk.  Our success depends heavily upon the continued service of our senior bankers and our ability to attract and retain qualified financial services personnel. There is significant competition in the Chicago market among financial service providers to attract front-line bankers. Loss of key personnel and the potential difficulty and cost in promptly replacing them in this competitive environment could, for a mid-sized financial institution such as ours, negatively affect our business, profitability and financial condition.

Strategic Execution Risks.  Our financial performance and profitability depend on our ability to execute our strategies, including customer retention, branch expansion, loan growth, and private banking initiatives (under the “Chicago Private Bank” brand). Our ability to execute well may be adversely affected by competitive factors, regulatory impediments, changes in interest rates, our ability to retain and attract key personnel, and access to sufficient capital resources. See “Branch Expansion” for more information.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The Company’s principal offices are located in Oak Brook, Illinois in the headquarters of the Bank. The Company leases space from the Bank. The Bank and its branches conduct business in both owned and leased premises. The Bank currently owns thirteen properties and leases space at eight other locations. The Bank also owns two sites under development in Homer Glen and Oak Lawn, Illinois. The Company believes its facilities, in the aggregate, are suitable and adequate to operate its banking business. For information concerning lease obligations, see Note 5 to the Company’s financial statements under Item 8 of this Form 10-K. For information related to branch activities, see “Branch Expansion” in Item 7 of this Form 10-K.

ITEM 3.	Legal Proceedings

From time to time, the Company or its subsidiaries may be party to various legal proceedings arising in the normal course of business. Since the Bank acts as a depository of funds, it may be named from time to time as a defendant in various lawsuits (such as garnishment and divorce proceedings, tax and judgment liens) involving claims to the ownership of funds in particular banking accounts. At December 31, 2005, neither the Company nor any of its subsidiaries is a party to or threatened with any material legal proceedings that it believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of 2005.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Stock Market under the symbol FOBB. As of February 24, 2006, there were 744 holders of record and approximately 2,112 beneficial shareholders. The table below presents certain per share information of our common stock for the periods indicated. See Notes 10, 12 and 14 to the Company’s financial statements under Item 8 of this Form 10-K for additional shareholder information.

Stock Data

	Per Share
	Diluted	Cash
	Net	Dividends	Book			Quarter
Quarter Ended	Earnings	Paid	Value	Low Price(1)	High Price (1)	End Price

December 31, 2005	$.38	$.18	$13.47	$26.00	$29.96	$27.95
September 30, 2005	.41	.18	13.50	27.93	31.90	30.29
June 30, 2005	.45	.18	13.68	27.30	29.15	28.22
March 31, 2005	.43	.16	12.85	28.62	31.40	29.29
December 31, 2004	.49	.16	13.33	31.09	33.47	32.41
September 30, 2004	.46	.16	13.11	29.40	31.29	30.84
June 30, 2004	.48	.16	11.73	28.25	31.99	30.30
March 31, 2004	.48	.14	13.09	29.55	33.70	30.51

(1)	The prices shown represent the high and low closing sales prices for the quarter.

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended December 31, 2005.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that may
	Total Number		as Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased(2)	Paid per Share	or Programs(2)	Programs(1)

October 1, 2005 through
October 31, 2005	10,000	$26.95	10,000	17,634
November 1, 2005 through
November 30, 2005	15,000	26.80	15,000	2,634
December 1, 2005 through
December 31, 2005	—	—	—	—

Total	25,000	$26.86	25,000	2,634

(1)	In 2000, the Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to 300,000 shares of common stock through January 2006 (as extended in August 2003 and again in January 2005). At December 31, 2005, there are 2,634 shares remaining available for repurchase under this program.

(2)	Does not include 3,702 shares tendered to pay the note receivable on exercised options, the withholding tax or the exercise price of an option.

ITEM 6.	Selected Financial Data

The consolidated financial information which reflects a summary of the operating results and financial condition of the Company for the five years ended December 31, 2005 is presented in the following table. All share and per share data has been restated to give effect to the three-for-two stock split effective in August 2003. This summary should be read in conjunction with consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the more detailed discussion and analysis of the Company’s financial condition and operating results presented in Item 7 of this Form 10-K.

Earnings Summary and Selected Consolidated Financial Data

	At and for the years ended December 31,
	2005		2004		2003		2002		2001
	(Dollars in thousands except share data)

Statement of Income Data
Net interest income	$51,358		$53,411		$51,231		$47,448		$38,916
Provision for loan losses	360		500		1,600		14,650		1,550
Net interest income after provision for loan losses	50,998		52,911		49,631		32,798		37,366
Other income	20,204		18,532		18,435		17,450		14,442
Other expenses	47,150		43,732		41,503		35,741		31,928
Income before income taxes	24,052		27,711		26,563		14,507		19,880
Income tax expense	7,419		8,639		8,128		4,006		6,232
Net income	$16,633		$19,072		$18,435		$10,501		$13,648
Common Stock Data(1)
Basic earnings per share	$1.69		$1.95		$1.92		$1.10		$1.44
Diluted earnings per share	1.67		1.91		1.87		1.08		1.41
Cash dividends paid per share	.70		.62		.449		.35		.30
Book value per share	13.47		13.33		12.12		11.44		10.29
Closing price of Common Stock per share High (full year)	31.90		33.70		32.00		22.97		17.00
Low (full year)	26.00		28.25		18.95		16.03		11.63
Year-End	27.95		32.41		30.01		20.95		16.10
Dividends paid per share to closing price	2.5%		1.9%		1.5%		1.7%		1.9%
Closing price to diluted earnings per share	16.74	x	16.97	x	16.05	x	19.40	x	11.42	x
Market capitalization	$275,291		$318,292		$290,518		$199,050		$152,402
Period end shares outstanding	9,849,425		9,820,811		9,680,711		9,501,196		9,465,947
Volume of shares traded	3,255,958		2,183,927		2,276,351		3,318,996		2,318,964

	At and for the years ended December 31,
	2005		2004		2003		2002		2001
	(Dollars in thousands except share data)

Year-End Balance Sheet Data
Total assets	$2,229,292		$2,082,524		$1,847,815		$1,597,496		$1,386,551
Loans, net of unearned discount	1,312,264		1,071,655		915,678		912,081		916,645
Allowance for loan losses	8,812		8,546		8,369		7,351		6,982
Investment securities	792,697		841,077		783,471		507,485		327,389
Demand deposits	278,697		265,251		250,101		247,806		211,939
Total deposits	1,883,682		1,714,536		1,458,502		1,264,731		1,077,966
FHLB of Chicago borrowings	133,888		161,418		161,500		102,000		86,000
Junior subordinated notes issued to capital trusts(2)	23,713		23,713		—		—		—
Trust Preferred Capital Securities(2)	—		—		23,000		18,000		6,000
Shareholders’ equity	134,587		133,787		120,892		111,942		99,552
Financial Ratios
Return on average assets	.78%		.96%		1.11%		.71%		1.04%
Return on average equity	12.46		15.21		15.79		10.03		14.47
Net interest margin	2.56		2.89		3.36		3.44		3.26
Net interest spread	2.11		2.56		2.97		2.89		2.38
Dividend payout ratio	42.53		32.70		25.75		32.98		21.29
Consolidated Capital Ratios
Average equity to average total assets	6.22%		6.30%		7.05%		7.06%		7.22%
Tier 1 capital ratio	10.23		11.57		12.52		11.06		10.03
Total capital ratio	10.77		12.20		13.26		11.73		10.72
Capital leverage ratio	7.36		7.47		8.11		7.74		7.42
Asset Quality Ratios
Nonperforming loans to total loans outstanding	.06%		.01%		.06%		.16%		.19%
Nonperforming assets to total assets	.04		.49		.91		.60		.14
Nonperforming assets to total capital	.67		7.59		13.88		8.58		1.89
Allowance for loan losses to total loans outstanding	.67		.80		.91		.81		.76
Net charge-offs to average loans	.01		.03		.07		1.54		.03
Allowance for loan losses to nonperforming loans	11.06	x	57.74	x	15.44	x	5.09	x	4.03	x

(1)	Common Stock data has been restated to give effect to the three-for-two stock split effective in August 2003.

(2)	The Company deconsolidated three statutory trust subsidiaries on January 1, 2004 upon adoption of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” As a result, the Company reported junior subordinated notes issued to capital trusts in lieu of trust preferred capital securities. See Note 8 to the Company’s consolidated financial statements under Item 8 of this Form 10-K for more information.

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2005, 2004 and 2003. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K.

EXECUTIVE SUMMARY

Through the Bank, the Company operates a single line of business encompassing a general retail and commercial banking business primarily in the Chicago metropolitan area. The Bank is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits; the price of products and services; the variety of financial services offered; the convenience of service delivery in terms of extended hours, access to services through branches and offices, ATMs, the internet and call centers; and the qualifications, experience and skills of Bank personnel. The Bank offers a full range of banking products and services and also maintains a full-service investment management and trust department. The Company operates a wholly-owned broker/dealer subsidiary, FOBCM, which is permitted to engage in securities trading primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth individuals and families.

The profitability of the Company’s operations depends on net interest income, the provision for loan losses, noninterest income, and noninterest expense. Net interest income is dependent on the amounts and yields of interest-earning assets relative to the amounts and costs of interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and to the execution of the Company’s asset/liability management strategy. The provision for loan losses is affected by management’s assessment of the quality and collectibility of the loan portfolio, loss experience, economic and market factors, as well as growth in and changes to the composition of the loan portfolio.

Noninterest income consists primarily of services charges related to depository accounts, merchant credit card processing fees, investment management and trust fee income, and to a lesser extent, gains on mortgages sold, increases in the cash surrender value of bank owned life insurance, securities dealer and annuity commissions and other ancillary income. Noninterest expenses are heavily influenced by offering competitive salaries and benefits, the growth of the Company’s operations and branching structure, merchant credit card interchange expense, advertising and business development expense and professional fees.

The Company’s primary growth strategy continues to emphasize the expansion of branch locations in the Chicago metropolitan area. The Company opened four new branches in fiscal year 2005 which added new deposits and increased noninterest expenses. The Company has announced two additional branches planned to open in 2006. See “Branch Expansion” for additional information.

In October 2005, the Company introduced a new brand, “Chicago Private Bank,” in the very affluent North Shore of Chicago market and opened two of its new branches in Glencoe and Northbrook, Illinois under this brand. The Chicago Private Bank strategy is to combine traditional retail and commercial banking with specialized private banking and investment services tailored to the upscale client.

The Company’s consolidated net income, earnings per share and selected ratios for 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Net income	$16,633,000	$19,072,000	$18,435,000
Basic earnings per share	$1.69	$1.95	$1.92
Diluted earnings per share	$1.67	$1.91	$1.87
Return on average assets	.78%	.96%	1.11%
Return on average equity	12.46%	15.21%	15.79%

Significant items that occurred during 2005 and some related 2004 discussion are highlighted below:

•	Assets at year-end grew to a record $2.229 billion, up 7% from $2.083 billion at year end 2004.

•	Loans grew to a record $1.312 billion, up 22% from $1.072 billion at year end 2004. The Company experienced growth in all loan categories. See “Loans” for more information.

•	Investments were $792.7 million, down 6% from $841.1 million at year end 2004. The Company is redeploying cash flows from investments into the loan portfolio. See “Investments” for more information.

•	Deposits grew to $1.884 billion, up 10% from $1.715 billion at year end 2004. See “Deposits” for more information.

•	Shareholders’ equity increased to $134.6 million, up 1% from $133.8 million at year end 2004. See “Capital Resources” for more information.

•	Cash dividends paid per share increased to $.70 per share, up 13% from $.62 in 2004. The current annualized dividend rate is $.72 per share.

•	Total trust assets under administration climbed to $1.057 billion, up 12% from $944.3 million at year end 2004. Discretionary assets under management rose to $832.8 million, up 11% from $751.0 million at year end 2004.

•	Other Real Estate Owned (“OREO”) dropped to $15,000 at year end 2005, down steeply from $9.857 million at year end 2004 due to the successful sell-out of the remaining inventory of condominium units and all but one parking space at 60 W. Erie. See “Asset Quality” for more information.

•	Net income decreased 13% in 2005.

•	Net interest income decreased $2.053 million, or 4%. Volume of average earning assets increased $159.9 million, average loans rose $197.9 million and average investments fell $23.7 million.

•	Net interest margin decreased 33 basis points to 2.56%. Margin compression was primarily due to having a liability sensitive balance sheet in a rising interest rate environment, the flattening yield curve and competitive pressures on loan and deposit pricing.

•	The provision for loan losses was $360,000, down from $500,000 in 2004, due to high asset quality and low net charge-offs. Nonperforming loans stood at $797,000 at December 31, 2005. Net charge-offs were $94,000 in 2005. See “Allowance for Loan Losses” for more information.

•	Treasury management fees decreased $1,084,000 primarily due to higher earnings credit rates being paid on commercial checking account balances.

•	Investment management and trust fees rose $433,000 due primarily to the increase in total assets under administration and discretionary assets under management as compared to December 31, 2004.

•	Merchant credit card processing fees increased $2.038 million, while the related interchange expense increased $1.824 million as compared to 2004, due to increased volume.

•	Gain on mortgages sold increased $707,000 from $242,000 in 2004, due to increased mortgage originations arising from the “Guaranteed Best Rate” mortgage products.

•	Income from the sale of covered call options was down $568,000 from 2004.

•	Salaries and employee benefits increased $1.497 million primarily due to higher compensation expense, more full-time equivalents and increased benefit costs.

•	Occupancy and Equipment expense increased $331,000 due to branch expansion.

•	Advertising and business development increased $397,000 due to promotion of the “Guaranteed Best Rate” products and individual marketing and entertainment costs.

•	Provision for OREO decreased $1.217 million as no valuation adjustment was necessary in 2005.

See “Results of Operations” for further explanation of the Company’s 2005 performance.

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

The judgments and assumptions used by management are based on historical experience, projected results and other factors, which are believed to be reasonable under the circumstances. Due to the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the policies that govern the allowance for loan losses and the deferred tax assets and liabilities are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements

Allowance for Loan Losses

Management of the Bank prepares a detailed analysis quarterly reviewing the adequacy of its allowance for loan losses and, when appropriate, recommends an increase or decrease in its provision for loan losses. The quarterly analysis is divided into two segments: the allocated portion for specific loans and loan categories and the unallocated portion which is not specifically related to any specific segment of the portfolio.

The analysis to determine the allocated portion of the allowance is again divided into two parts. The first part involves primarily an estimated calculation of losses on loans on the Management Watch list. The Company’s Management Watch list includes a majority of nonperforming loans and all potential problem loans and related commitments. Although the Management Watch list includes the Company’s properties in OREO, these assets are reviewed individually and not included in the allowance for loan loss calculation (See “Asset Quality”). Loans on the Management Watch list are classified as “special mention”, “substandard”, “doubtful”, or “loss”. An asset is classified as substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and requiring charge-off. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention. The second part of the allocated portion involves primarily a calculation of the Bank’s actual net charge-off history (excluding the fraud loss in 2002) averaged with industry net charge-off history by major loan categories. The Bank also employs a rating system for loans in its Commercial Lending and Commercial Real Estate departments. Loans that are rated in certain categories require a higher allocation.

The unallocated portion of the reserve involves an even higher degree of subjectivity in its determination. The Bank considers its portfolio composition, loan growth, management capabilities, economic trends, credit concentrations, industry risks, underlying collateral values and the opinions of bank management. Since the criteria for both the allocated and unallocated portion is subject to change, the allocation of the allowance is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio.

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

See the section titled “Allowance for Loan Losses” in this Form 10-K for additional disclosures regarding the allowance for loan losses.

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

The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. While the Company has determined that a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are realizable. See the section titled “Income Tax Expense” and Note 9 to the Company’s financial statements under Item 8 of this Form 10-K for additional disclosures on income taxes.

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

The following table presents the average interest rate on each major category of interest-earning assets and interest-bearing liabilities for 2005, 2004, and 2003.

Average Balances and Effective Interest Rates

	2005			2004			2003
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)

Assets
Earning assets:
Fed funds sold and interest-bearing deposits with other banks	$34,380	$1,178	3.43%	$48,622	$691	1.42%	$45,678	$500	1.09%
Investment securities:
Taxable securities	769,151	33,124	4.31	789,842	34,618	4.38	570,662	26,796	4.70
Tax-exempt securities(1)	39,495	2,068	5.24	42,501	2,290	5.39	37,551	2,356	6.27

Total investment securities(2)	$808,646	$35,192	4.35%	$832,343	$36,908	4.43%	$608,213	$29,152	4.79%
Loans:(3)
Commercial(1)	115,607	6,415	5.55	95,176	4,228	4.44	88,386	4,666	5.28
Syndicated	57,489	3,405	5.92	31,625	1,429	4.52	39,347	1,898	4.82
Construction, land acquisition and development	99,495	7,100	7.14	62,946	3,748	5.95	56,084	3,579	6.38
Commercial mortgage	259,939	18,135	6.98	244,400	15,726	6.43	227,233	16,030	7.05
Residential mortgage	122,424	6,258	5.11	104,865	5,325	5.08	92,732	5,380	5.80
Home equity	156,643	8,545	5.46	145,539	5,700	3.92	131,934	5,207	3.95
Indirect vehicle:
Auto	303,175	12,164	4.01	253,292	10,384	4.10	212,962	11,366	5.34
Harley Davidson motorcycle	63,237	3,541	5.60	45,038	2,730	6.06	33,232	2,254	6.78
Consumer	10,495	676	6.44	7,765	474	6.10	8,669	540	6.23

Total loans, net of unearned discount	$1,188,504	$66,239	5.57%	$990,646	$49,744	5.02%	$890,579	$50,920	5.72%

Total earning assets/ interest income	$2,031,530	$102,609	5.05%	$1,871,611	$87,343	4.67%	$1,544,470	$80,572	5.22%
Cash and due from banks	34,460			36,771			39,898
Other assets	87,952			90,102			79,429
Allowance for loan losses	(8,641)			(8,703)			(8,204)

	$2,145,301			$1,989,781			$1,655,593

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings deposits and NOW accounts	$263,109	$3,828	1.45%	$281,964	$3,149	1.12%	$214,120	$2,163	1.01%
Money market accounts	206,807	5,229	2.53	141,234	1,811	1.28	132,964	1,534	1.15
Time deposits	1,050,925	33,335	3.17	928,822	21,167	2.28	732,738	17,899	2.44

Total interest-bearing deposits	$1,520,841	$42,392	2.79%	$1,352,020	$26,127	1.93%	$1,079,822	$21,596	2.00%
Securities sold under agreements to repurchase and other short-term borrowings	39,834	1,104	2.77	41,651	450	1.08	78,779	829	1.05
FHLB of Chicago borrowings	138,881	5,248	3.78	161,940	5,197	3.21	99,679	5,051	5.07
Junior subordinated notes issued to capital trusts (4)	23,713	1,952	8.23	23,713	1,526	6.44	—	—	—
Trust Preferred Capital Securities (4)	—	—	—	—	—	—	18,178	1,228	6.76

Total interest-bearing liabilities/interest expense	$1,723,269	$50,696	2.94%	$1,579,324	$33,300	2.11%	$1,276,458	$28,704	2.25%
Noninterest-bearing demand deposits	273,284			271,259			246,525
Other liabilities	15,295			13,797			15,846

Total liabilities	$2,011,848			$1,864,380			$1,538,829
Shareholders’ equity	133,453			125,401			116,764

	$2,145,301			$1,989,781			$1,655,593

Net interest income/net interest spread(5)		$51,913	2.11%		$54,043	2.56%		$51,868	2.97%
Net interest margin(6)			2.56%			2.89%			3.36%

(1)	Tax equivalent basis. Interest income and average yield on tax-exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35% in 2005, 2004 and 2003. See the following table for reconciliation to GAAP.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax equivalent yield of total investment securities was $813,961 and 4.32% in 2005; $832,987 and 4.43% in 2004; and $599,081 and 4.87% in 2003.

(3)	Includes nonaccrual loans which averaged $328, $252, and $275 for the years ended December 31, 2005, 2004, and 2003, respectively.

(4)	The Company deconsolidated three statutory trust subsidiaries on January 1, 2004 upon adoption of FASB Interpretation no. 46R, “Consolidation of Variable Interest Entities.” As a result, the Company reported junior subordinated notes issued to capital trusts in lieu of trust preferred capital securities.

(5)	Total yield on average earning assets, less total rate paid on average interest-bearing liabilities.

(6)	Net interest income on a tax equivalent basis divided by average earning assets.

The following table indicates the reconciliation of the GAAP interest income to the tax equivalent interest income as reported in the average balance sheet for the years ended 2005, 2004 and 2003:

	2005	2004	2003	2005	2004	2003
	(Dollars in thousands)
	Tax-exempt securities			Commercial loans

GAAP Income	$1,546	$1,711	$1,787	$6,382	$4,175	$4,598
Tax equivalent adjustment	522	579	569	33	53	68

Tax equivalent interest income	$2,068	$2,290	$2,356	$6,415	$4,228	$4,666

2005 versus 2004

Net interest income, on a tax equivalent basis, decreased $2,130,000, or 4%, as compared to 2004. The decrease is primarily attributable to a 33 basis point decrease in the net interest margin to 2.56% for 2005 from 2.89% for 2004, partially offset by a 9% increase in average earning assets. Despite an anticipated increase in average earning assets for 2006, the Company also anticipates continued margin pressure as a result of competitive pressures on loan and deposit pricing in the Chicago market and the flattened yield curve.

The changes in net interest income and the net interest margin were primarily the result of the following:

RATE

•	The yield on average earning assets increased 38 basis points to 5.05%, while the cost of interest-bearing liabilities increased 83 basis points to 2.94% for 2005. Margin compression was primarily the result of being liability sensitive (liabilities reprice more quickly than assets) as interest rates rose, competitive pressures on loan and deposits pricing and the flattening of the yield curve. In June 2004, the Federal Reserve began raising short-term rates gradually — doing so thirteen times for an aggregate increase of 325 basis points by December 2005, while the long-term 10 year Treasury decreased 23 basis points to 4.39% during this same period. The Federal Reserve has raised short-term rates an additional 25 basis points thus far in 2006 which may perpetuate the Company’s margin pressure.

•	The increase in the yield on average earning assets is due primarily to the increase in the yield on loans, partially offset by a decrease in the yield earned on investment securities. The yield on average loans increased 55 basis points due to the rising rate environment and an overall increase in loan fees of $1,139,000 to $3,272,000 in 2005 from $2,133,000 in 2004 primarily due to prepayment penalties. This increase in loan fees represents a six basis point increase in the yield on average loans. Although loan fees are amortized to income over the loan period as a normal part of the business, the additional fees associated with the prepayment of loans are less predictable and can result in a spike in earnings since these fees are recorded in income when received. The investment portfolio yield declined partially as a result of the shortening of the average contractual maturity of the portfolio to 5.7 years at December 31, 2005 from 6.3 years at December 31, 2004.

•	The increase in the cost of average interest-bearing liabilities is due primarily to the rising rate environment affecting the public fund time deposits and the growing retail time deposit and money market portfolios. Since these deposits reprice frequently, their cost is more quickly impacted by a rise in interest rates and the high level of competition in the Chicago market.

VOLUME

•	Total average earning assets increased $159.9 million, or 9%, as compared to 2004. Average loans for 2005 increased $197.9 million, or 20%, as compared to 2004 and consist of increases in all categories as follows: indirect vehicle loans ($68.1 million), commercial and syndicated loans ($46.3 million), construction loans ($36.5 million), residential mortgage loans ($17.6 million), commercial mortgage loans ($15.5 million), and home equity loans ($11.1 million). See “Loans” for further analysis.

•	The Company’s average securities portfolio decreased by $23.7 million, or 3%, and consisted of decreases in U.S. Treasuries ($27.6 million), corporate and other securities ($7.8 million), and state and municipal obligations ($4.3 million), partially offset by an increase in U.S. Government agency securities ($16.0 million). See “Investment Securities” for further analysis.

•	Average Fed funds sold and interest-bearing deposits with other banks decreased $14.2 million due primarily to cash flows from deposit growth being invested in loans rather than in the Fed funds market.

•	Average interest-bearing liabilities increased $143.9 million, or 9%, as compared to 2004. Average interest-bearing deposits increased $168.8 million primarily due to growth in time deposits ($122.1 million) and money market accounts ($65.6 million), partially offset by a decrease in savings and NOW accounts ($18.9 million). Time deposits were augmented by a $46.7 million average increase in public funds. The overall increase in average deposits includes $48.4 million from the four branches opened in 2005.

•	Average Federal Home Loan Bank (“FHLB”) of Chicago borrowings decreased $23.1 million due to maturing advances.

•	Average demand deposits increased $2.0 million due primarily to new accounts, offset by closed accounts and decreased balances from existing treasury management customers (due primarily to higher earnings credit rates). See “Summary of Other Income” for further discussion.

•	Average securities sold under agreements to repurchase and other short-term borrowings decreased $1.8 million due primarily to a $2.9 million average decrease in commercial and term repurchase agreements.

2004 versus 2003

Net interest income, on a tax equivalent basis, increased $2,175,000, or 4%, as compared to 2003. The increase is primarily attributable to a 21% increase in average earning assets partially offset by a 47 basis point decrease in the net interest margin to 2.89% for 2004 from 3.36% for 2003.

The changes in net interest income and the net interest margin were primarily the result of the following:

RATE

•	The yield on average earning assets decreased 55 basis points to 4.67% while the cost of interest-bearing liabilities decreased 14 basis points to 2.11% for 2004. The Federal Reserve reduced the Fed funds rate by 25 basis points in June 2003. The Fed funds rate stayed constant until June 2004, at which time the Federal Reserve began raising rates gradually — doing so five times for an aggregate increase of 125 basis points by December 2004. Margin compression was partially the result of being liability sensitive (liabilities reprice more quickly than assets) as interest rates rose, competitive pressures on loan and deposit pricing and the flattening of the yield curve.

•	The decrease in the yield on average earning assets is due primarily to growth in lower yielding asset categories (investments and indirect auto loans). The investment portfolio yield was compressed partially as a result of the overall shortening of the contractual maturity of the portfolio to 6.3 years at December 31, 2004 from 7.8 years at December 31, 2003 and a reduction in accretion income. In addition, the Company experienced an overall decrease in loan fees of $685,000 to $2,133,000 in 2004 from $2,818,000 in 2003 primarily due to a decrease in prepayment penalties and contingent fee arrangements. This decrease represents a seven basis point decline in the yield on average earning assets. Although loan fees are amortized to income over the loan period as a normal part of the business, the additional fees associated with the prepayment of loans are less predictable and, during periods of higher prepayment activity, can result in a spike in earnings since these fees are recorded in income when received.

•	The decrease in the cost of average interest-bearing liabilities is due primarily to growth in public fund time deposits which typically have a lower cost and shorter terms than promotional rate retail time deposits.

VOLUME

•	Total average earning assets increased $327.1 million, or 21%, as compared to 2003. The Company’s average securities portfolio increased by $224.1 million, or 37%, and consisted of increases in U.S. Government agency securities ($218.8 million), corporate and other securities ($13.0 million), and state and municipal obligations ($4.6 million), offset by a decrease in U.S. Treasury securities ($12.2 million). See “Investment Securities” for further analysis.

•	Average loans for 2004 increased $100.1 million, or 11%, as compared to 2003. The increase primarily consisted of increases in indirect vehicle loans ($52.1 million), commercial mortgage loans ($17.2 million), home equity loans ($13.6 million), residential mortgage loans ($12.1 million), and construction loans ($6.9 million). See “Loans” for further analysis.

•	Average interest-bearing liabilities increased $302.9 million, or 24%, as compared to 2003. Average interest-bearing deposits increased $272.2 million primarily due to growth in time deposits ($196.1 million), savings and NOW accounts ($67.8 million) and money market accounts ($8.3 million). Time deposits were augmented by a $107.5 million average increase in public funds, while savings and NOW growth was spurred by the promotion of higher rate products. The overall increase in average deposits included an increase of $78.4 million from the three branches opened in 2003.

•	Average securities sold under agreements to repurchase and other short-term borrowings decreased $37.1 million due primarily to a $39.2 million average decrease in commercial and term repurchase agreements.

•	Average Federal Home Loan Bank (“FHLB”) of Chicago borrowings increased $62.3 million due primarily to the advance of an additional $75 million floating rate borrowing on December 30, 2003 as part of a balance sheet arbitrage initiated to lock in a favorable spread.

•	As a result of the deconsolidation of the three statutory trust subsidiaries, the Company reported an average of $23.713 million in junior subordinated notes issued to capital trusts for 2004 in lieu of the $18.178 million of average trust preferred capital securities recorded for 2003. The average increase in the reported liability of $5.5 million is due primarily to the $5 million participation in a pooled trust preferred offering in the fourth quarter of 2003 and the $713,000 of the Company’s equity in the unconsolidated subsidiaries which is now included in Other Assets. See Notes 1 and 8 to the Company’s financial statements under Item 8 of this Form 10-K.

•	Average demand deposits increased $24.7 million due primarily to new customer volume and increased balances from existing treasury management customers.

Analysis of Net Interest Income Changes

The following table presents a summary analysis of changes in interest income and interest expense for 2005 as compared to 2004 and 2004 as compared to 2003. Interest income increased in 2005 primarily due to the increase in the average volume of loans and the increase in the yield earned on those loans, partially offset by a decrease in the volume and yield on the investment securities portfolio. The overall yield earned on interest-earning assets increased 38 basis points. Interest expense increased primarily due to the overall increase of 83 basis points on the cost of interest-bearing liabilities and the increase in the average volume of time deposits and money market accounts, partially offset by the decrease in the volume of FHLB of Chicago borrowings.

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

Analysis of Net Interest Income Changes

	2005 Over 2004			2004 Over 2003
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Dollars in thousands)

Increase (decrease) in interest income:
Fed funds sold and interest-bearing deposits with other banks	$(249)	$736	$487	$41	$150	$191
Taxable securities	(1,035)	(459)	(1,494)	9,692	(1,870)	7,822
Tax-exempt securities(2)	(163)	(59)	(222)	293	(359)	(66)
Loans, net of unearned discount(2), (3)	10,470	6,025	16,495	5,428	(6,604)	(1,176)

Total interest income	$9,023	$6,243	$15,266	$15,454	$(8,683)	$6,771

Increase (decrease) in interest expense:
Savings deposits and NOW accounts	$(225)	$904	$679	$740	$246	$986
Money market accounts	1,096	2,322	3,418	100	177	277
Time deposits	3,013	9,155	12,168	4,538	(1,270)	3,268
Securities sold under agreements to repurchase and other short-term borrowings	(21)	675	654	(400)	21	(379)
FHLB of Chicago borrowings	(803)	854	51	2,440	(2,294)	146
Junior subordinated notes issued to capital trusts(4)	—	426	426	359	(61)	298

Total interest expense	$3,060	$14,336	$17,396	$7,777	$(3,181)	$4,596

Increase (decrease) in net interest income	$5,963	$(8,093)	$(2,130)	$7,677	$(5,502)	$2,175

(1)	The change in interest due to both rate and volume has been allocated proportionately.

(2)	Tax equivalent basis. Tax-exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35% in 2005, 2004 and 2003.

(3)	Includes nonaccrual loans.

(4)	Shows junior subordinated notes issued to capital trusts for 2005 and 2004 compared to Trust Preferred Capital Securities for 2003 due to deconsolidation of statutory trusts on January 1, 2004. See Notes 1 and 8 to the Company’s financial statements under Item 8 of this Form 10-K for more information.

Provision for Loan Losses

The Provision for Loan Losses was $360,000 in 2005, a decrease of $140,000 as compared to $500,000 in 2004, primarily due to a lower level of net charge-offs and high asset quality. The provision decreased $1,100,000 in 2004 as compared to 2003, primarily due to a lower level of charge-offs and improved asset quality, including a reduction in Management Watch list loans (including commitments and excluding OREO). See “Allowance for Loan Losses” and “Asset Quality” for further analysis.

Summary of Other Income

The following table summarizes significant components of Other Income and percentage changes from year to year:

				% Change
	2005	2004	2003	’05-’04	’04-’03
	(Dollars in thousands)

Service charges on deposit accounts— Treasury management	$3,415	$4,499	$5,601	(24)%	(20)%
Retail and small business	1,229	1,272	1,259	(3)	1
Investment management and trust fees	3,054	2,621	2,140	17	22
Merchant credit card processing fees	8,016	5,978	4,849	34	23
Gains on mortgages sold, net	949	242	1,004	292	(76)
Income from bank owned life insurance	995	847	829	17	2
Income from sales of covered call options	542	1,110	1,167	(51)	(5)
Securities dealer income	224	224	64	—	250
Other operating income	1,593	1,398	1,305	14	7
Net investment securities gains	187	341	217	(45)	57

Total	$20,204	$18,532	$18,435	9%	1%

2005 versus 2004

Total Other Income increased $1,672,000, or 9%. Service charges on deposit accounts paid in cash from treasury management clients decreased $1,084,000 due primarily to higher earnings credit rates being paid on commercial demand deposit account balances. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or a combination of deposit balances and cash. The treasury management fees included in the consolidated financial statements represent only the cash fees paid by treasury management clients. As short-term interest rates rise (as they have since mid 2004) so does the value of earnings credits assigned to deposit balances. As a result, in a rising interest rate environment, deposit balances cover more service charges and cash fees tend to decline. Total treasury management fees, both cash fees and fees offset by earnings credits on deposit balances, decreased $145,000, or 2%, as compared to 2004. In 2005, the Bank introduced Remote Capture, a way customers can convert their receivables from checks to images on their premises and then transmit electronically to the Bank for collection. The Company has a strong local position in the treasury management industry, helping to attract and retain lower-cost commercial demand deposits. However, the industry shift from paper based payments to lower priced electronic payments continues to impact gross treasury management revenues and, along with higher earnings credits, further declines in cash fees are anticipated in 2006.

Investment management and trust fees increased $433,000 primarily due to an increase in total trust assets resulting from strong business development results, high client retention rates and modest market appreciation. Discretionary assets under management climbed to $832.8 million at December 31, 2005, up 11% from $751.0 million at December 31, 2004. Total trust assets under administration rose to $1.057 billion at December 31, 2005, up 12% from $944.3 million at December 31, 2004. Continued asset growth is anticipated in 2006 which should have a positive impact on fee income.

Merchant credit card processing fees increased $2,038,000 primarily due to a $100.0 million increase in sales volume (primarily new customers), partially offset by price concessions that resulted from competitive pressures. The number of merchant outlets at December 31, 2005 increased to 638 as compared to 566 at December 31, 2004. Merchant credit card interchange expense, included in Other Expenses, increased $1,824,000 as compared to 2004.

Gains on mortgages sold with servicing released increased $707,000 as compared to 2004. This increase was due primarily to the Company increasing mortgage originations and, to a much lesser extent, a change in the compensation structure for originators from solely commission-based to a salary plus a fixed incentive per loan. The Company originated a total of $125.1 million in mortgage loans in 2005, of which $81.2 million were sold. During 2004, the Company originated $56.8 million in mortgage loans, of which $16.6 million were sold. Gain on mortgages sold is shown net of applicable costs of $45,000 in 2005 and $40,000 in 2004. The Company anticipates continued growth in income related to mortgages sold in 2006 resulting from the ongoing promotion of the “Guaranteed Best Rate” mortgage products.

The cash surrender value of bank owned life insurance (“BOLI”) increased $148,000 over 2004 primarily from the purchase of an additional $3 million of BOLI in December 2004, partially offset by lower yields. The increase in the cash surrender value of BOLI is currently exempt from Federal income tax.

Income from the sales of covered call options decreased $568,000. The Company periodically sells options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at December 31, 2005. Selling covered call options are most attractive in a volatile rate environment and continued income from this source is dependent on market conditions.

Securities dealer income remained flat at $224,000 in 2005 as compared to 2004. In January 2005, the Company received approval from the NASD to operate its new subsidiary, First Oak Brook Capital Markets, Inc. (“FOBCM”), as a broker/dealer member of the NASD. During the second quarter of 2005, FOBCM assumed the current securities transaction activities of the investment sales center. FOBCM is also permitted to engage in expanded securities trading.

Other operating income increased $195,000 as compared to 2004 due primarily to an increase of approximately $59,000 in retail annuity sales to $213,000 in 2005 from $154,000 in 2004 and the gain on the sale of a property in OREO of $87,000.

The Company recorded net investment securities gains of $187,000 in 2005, compared to net gains of $341,000 in 2004. The net gains in 2005 were recorded primarily on sales of $43.7 million in U.S. Government agency securities, $30.0 million in U.S. Treasuries, and $9.7 million in corporate and other securities. Net securities gains in 2005 include a charge of $292,000 related to the other-than-temporary impairment of 80,000 shares of FNMA Series G perpetual preferred stock. The net gains in 2004 were recorded primarily on sales of $155.1 million in U.S. Government agency securities, $59.2 million in U.S. Treasuries, $20.0 million in FHLB of Chicago stock, and $3.9 million in corporate and other securities. As market opportunities present themselves, the Company periodically sells securities to reposition its investment portfolio in an effort to improve overall yield or adjust the portfolio duration.

2004 versus 2003

Total Other Income increased $97,000, or 1%. Service charges on deposit accounts paid in cash from treasury management clients decreased $1,102,000 due primarily to the loss of one significant customer in June 2003, higher demand deposit balances and higher earnings credit rates being paid on deposit account balances. Cash fees from this one significant customer totaled $3,000 and $952,000 for the years ended December 31, 2004 and 2003, respectively. Excluding this one significant customer, total treasury management fees, both cash fees and fees offset by earnings credits on deposit balances, decreased 2% as compared to 2003 due primarily to less revenue from existing customers and lost business. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or a combination of deposit balances and cash. The treasury management fees included in the financial statements represent only the cash fees paid by treasury management clients. As interest rates rise (as they did late in 2004) so does the value of earnings credits assigned to deposit balances. As a result, in a rising rate environment, deposit balances cover more service charges and cash fees tend to decline. The industry shift from paper based payments to lower priced electronic payments put downward pressure on gross treasury management revenues.

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

The cash surrender value of bank owned life insurance (“BOLI”) increased $18,000 over 2003 primarily from the purchases of an additional $5 million of BOLI in August 2003 and $3 million in December 2004, partially offset by lower yields. The increase in the cash surrender value of BOLI is currently exempt from Federal income tax.

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

Summary of Other Expenses

The following table summarizes significant components of Other Expenses and percentage changes from year to year:

				% Change
	2005	2004	2003	’05-’04	’04-’03
	(Dollars in thousands)

Salaries and employee benefits	$25,456	$23,959	$23,346	6%	3%
Occupancy	3,602	3,389	2,893	6	17
Equipment	2,218	2,100	1,979	6	6
Data processing	2,105	1,884	1,828	12	3
Professional fees	1,260	931	1,309	35	(29)
Postage, stationery and supplies	1,093	1,043	1,132	5	(8)
Advertising and business development	2,499	2,102	1,778	19	18
Merchant credit card interchange	6,648	4,824	3,799	38	27
Provision for other real estate owned	—	1,217	1,415	(100)	(14)
FDIC assessment	237	224	201	6	11
Other operating expenses	2,032	2,059	1,823	(1)	13

Total	$47,150	$43,732	$41,503	8%	5%

Expense ratios:
Operating expenses as a percentage of average assets	2.2%	2.2%	2.5%
Overhead ratio	1.3	1.4	1.5
Efficiency ratio	65.9	60.8	59.6

  2005 versus 2004

Total Other Expenses increased $3,418,000, or 8%. Salaries and employee benefits increased $1,497,000 primarily due to higher compensation costs and increased costs of employee benefits in addition to staff for four new branches opened during 2005. The average number of full-time equivalents increased to 351 for 2005 from 346 for 2004. The Company anticipates increased expense in 2006 due to the adoption of SFAS No. 123R in January 2006 which requires the Company to recognize compensation expense related to equity awards. In addition, the Company plans on hiring additional experienced commercial lenders to continue to fuel commercial loan growth and will staff two new branches expected to open in 2006.

The combined expense for occupancy and equipment increased $331,000 in 2005 over 2004, due primarily to opening four new branches during 2005 (Darien in March; Northbrook, Glencoe and Wheaton in October). The Company expects a continued increase in these expenses due to the opening of two additional branches in 2006, a full year’s expense on the four branches opened in 2005, and the expansion into previously leased space in the Oak Brook headquarters. See “Branch Expansion” for more information.

Data processing fees increased $221,000 due primarily to an increase in fees paid to the main software provider, branch expansion and an upgrade to the wide area network infrastructure completed in 2005.

Professional fees increased $329,000 due primarily to ongoing costs in 2005 related to compliance with the Sarbanes-Oxley Act and legal fees arising from the Company’s prosecution of lawsuits related to the 60 W. Erie loan fraud discovered in 2002. In 2004, a nonrecurring reimbursement of legal fees related to a fully recovered problem credit reduced the Company’s legal expense by $65,000.

Advertising and business development expenses increased $397,000 primarily due to individual marketing and entertainment costs, the promotion of the “Guaranteed Best Rate” (“GBR”) mortgage and home equity products and branch openings. For the first time, the Company used broadcast television to advertise the GBR program.

Merchant credit card interchange expense increased $1,824,000 due primarily to increased sales volume and higher interchange rates. Merchant credit card processing fees, included in Other Income, rose $2,038,000 in 2005.

The provision for OREO decreased $1,217,000. The Company evaluates OREO quarterly for impairment and records a valuation adjustment as deemed necessary. See “Asset Quality” for more information.

  2004 versus 2003

Total Other Expenses increased $2,229,000, or 5%. Salaries and employee benefits increased $613,000 primarily due to higher compensation costs and increased costs of employee benefits. The average number of full-time equivalents decreased to 346 for 2004 from 356 for 2003 which was primarily the result of reductions made late in 2003 to improve overall efficiency. Although the number of employees decreased, the Company hired experienced lenders to grow the commercial and commercial real estate lending areas.

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

The provision for OREO decreased $198,000. The Company evaluates OREO quarterly for impairment and records a valuation adjustment as deemed necessary. See “Asset Quality” for more information.

Other operating expense increased $236,000 due primarily to increased insurance costs and costs associated with terminating the branch expansion previously planned for Yorkville, Illinois.

Income Tax Expense

Income taxes for 2005 totaled $7,419,000 as compared to $8,639,000 for 2004 and $8,128,000 for 2003. When measured as a percentage of income before income taxes, the Company’s effective tax rate was 30.8% for 2005, 31.2% for 2004 and 30.6% for 2003. Effective tax rates are lower than statutory rates due primarily to the investment in tax-exempt municipal bonds and the increase in the cash surrender value of bank owned life insurance (“BOLI”), both of which are not taxable for Federal income tax purposes. The decrease in the effective tax rate is the result of applying these Federally tax-exempt items to a lower pre-tax income in 2005. The Company’s provision for income taxes includes Federal income tax expense of 35% applied to taxable income. The Company had no state tax provision recorded due primarily to significant income from state tax-exempt investment securities (U.S. Treasuries and U.S. Government agency securities), the existence of state net operating loss carryforward which resulted from a significant charge-off in 2002 and, to a lesser extent, tax planning initiatives. A state net operating loss carryforward was produced in 2005, 2004 and 2003 and totaled $37.4 million at December 31, 2005.

The accounting policies underlying the recognition of income taxes in the balance sheets and statements of income are included in the section titled “Application of Critical Accounting Policies” in Item 7 and Notes 1 and 9 to the Company’s financial statements under Item 8 of this Form 10-K. In accordance with such policies, the Company records income tax expense (benefit) in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (“SFAS 109”). Pursuant to these rules, the Company recognizes deferred tax assets and liabilities based on temporary differences in the recognition of income and expenses for financial statement and income tax purposes. Such differences are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. A net deferred tax asset totaling $5,859,000 is recorded in the accompanying Consolidated Balance Sheet at December 31, 2005.

Under FAS 109, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing whether a valuation allowance is required, the Company considers the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, and future taxable income and tax planning strategies. Based on this assessment, a valuation allowance of $1,776,000 is required on the state net operating loss carryforward as disclosed in Note 9 to the Company’s financial statements under Item 8 of this Form 10-K.

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

Available borrowing arrangements are summarized as follows:

The Bank

•	Fed funds lines aggregating $215 million with six correspondent banks subject to the continued good financial standing of the Bank. As of December 31, 2005, $207 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $400 million with four brokerage firms subject to the pledge of specific collateral and the continued good financial standing of the Bank. The lines were unused at December 31, 2005. An investment security is pledged towards a reverse repurchase agreement at the time the Bank enters into such agreement.

•	Advances from the FHLB of Chicago subject to the pledge of specific collateral and ownership of sufficient FHLB of Chicago stock. As of December 31, 2005, advances totaled $133.9 million and approximately $55.1 million remained available to the Bank under the FHLB of Chicago agreements without the pledge of additional collateral. The Bank has pledged substantially all residential mortgage loans, specifically listed multi-family mortgage loans and certain agency securities towards the advances. At December 31, 2005, the carrying value of loans pledged totaled $146.7 million and the carrying value of securities pledged totaled $82.5 million. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $405.0 million at the discount window of the Federal Reserve Bank and has pledged substantially all construction loans, syndicated loans, home equity lines and the majority of commercial mortgage loans against this line. The carrying value of loans pledged at December 31, 2005 totaled $519.4 million. The line was unused at December 31, 2005.

As of December 31, 2005, the Bank has certain additional investment securities and loans available to pledge as collateral towards these borrowing arrangements.

Parent Company

•	The Company has cash, short-term investments and other marketable securities totaling $13.6 million at December 31, 2005.

•	The Company has an unsecured revolving credit arrangement for $15 million. The line was unused at December 31, 2005. The line was renewed through April 1, 2006 and is anticipated to be renewed annually.

Interest Rate Sensitivity

The business of the Company and the composition of its balance sheet consist of investments in interest earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The net income of the Company depends, to a substantial extent, on the differences between the income the Company receives from loans, investment securities, and other earning assets and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities, such as the Federal Reserve Board. In addition, since the Company’s primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and significant competition in the markets in which the Company operates (primarily Chicago).

The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset and liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. However, as a result of historically low interest rate levels at December 31, 2004, the Company assumed rates would not decline 200 basis points. As rates have risen since the previous year end, the Company has again begun to analyze interest rate sensitivity at minus 200 basis points. At December 31, 2005 and 2004, the Company was within policy objectives based on its models.

	2005
	−200 bp	−100 bp	−25 bp	+25 bp	+100 bp	+200 bp
	(Dollars in thousands)

Annual net interest income change from an immediate change in rates	$(872)	$313	$277	$(333)	$(1,393)	$(2,893)
Percent change	(2.0)%	.7%	.6%	(.8)%	(3.2)%	(6.6)%

	2004
	−200 bp	−100 bp	−25 bp	+25 bp	+100 bp	+200 bp
	(Dollars in thousands)

Annual net interest income change from an immediate change in rates	NA	$13	$(80)	$(57)	$(840)	$(1,922)
Percent change	NA	—%	(.2)%	(.1)%	(1.7)%	(3.9)%

Rate shock analysis assesses the risk of changes in annual net interest income in the event of an immediate and sustained parallel change in market rates. The profile as of December 31, 2005 indicates a 200 basis point increase in interest rates generates a decrease in net interest income of $2,893,000 or a 6.6% reduction in base case projected net interest income. When interest rates are shocked down 200 basis points, a decrease in net interest income of $872,000 or 2.0% reduction in base case projected net interest income would result.

For management purposes, the Company also evaluates the impact on annual net interest income to gradual changes in interest rates. Under these ramped interest rate scenarios, the Company’s annual net interest income is more risk neutral.

However, neither of these projections should be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred. The change in the Company’s interest rate risk profile from December 31, 2004 is primarily due to changes in interest rates and changes in the composition of the balance sheet from prior year-end levels.

The interest rate sensitivity presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement period and (ii) that changes in market interest rates are parallel and instantaneous across the yield curve. This analysis is also limited by the fact that it does not include any balance sheet repositioning actions the Company may take such as lengthening or shortening the duration of the securities portfolio, should significant movements in interest rates occur. These repositioning actions would likely reduce the variability of net interest income shown in the extreme interest rate shock forecasts.

The following gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest-bearing liabilities for selected time periods. The mismatch between asset and liability repricings or maturities within a time period is commonly referred to as the “gap” for that period. The following table presents a static gap analysis as of December 31, 2005 which shows that the Company’s rate sensitive liabilities may reprice more quickly than its rate sensitive assets. However, the gap report does not capture the true dynamics of interest rate changes including the timing and/or degree of interest rate changes. While most of the asset categories’ rates change when certain independent indices (such as the prime rate, Fed funds rate, LIBOR) change, most liability categories are repriced at the Company’s discretion subject, however, to competitive interest rate pressures. Also, the gap report does not reflect the “call” associated with certain investment assets, which if called, reduces the negative cumulative gap for the time periods of one year or less. See the “Investment Securities” section for more information on “call” characteristics.

Interest Rate Sensitive Position

	1-90 days	91-180 days	181-365 days	Over 1 year	Total
	(Dollars in thousands)

Rate sensitive assets:
Fed funds sold and interest-bearing deposits with other banks	$995	$918	$—	$1,403	$3,316
Taxable securities	12,964	16,612	54,211	672,053	755,840
Tax-exempt securities	985	530	4,559	30,783	36,857
Loans, net of unearned discount	550,602	76,946	139,373	545,343	1,312,264

Total	$565,546	$95,006	$198,143	$1,249,582	$2,108,277

Cumulative total	$565,546	$660,552	$858,695	$2,108,277

Rate sensitive liabilities:
Savings deposits and NOW accounts	$258,683	$—	$—	$—	$258,683
Money market accounts	267,060	—	—	—	267,060
Time deposits	391,523	197,329	427,273	63,147	1,079,272
Borrowings	140,540	10,009	18	45,037	195,604

Total	$1,057,806	$207,338	$427,291	$108,184	$1,800,619

Cumulative total	$1,057,806	$1,265,144	$1,692,435	$1,800,619

Cumulative gap	$(492,260)	$(604,592)	$(833,740)	$307,658

Cumulative gap to total assets ratio	(22.1)%	(27.1)%	(37.4)%	13.8%

The Company’s negative cumulative gap is reduced to approximately $262 million after 48 months from December 31, 2005.

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

Contractual Obligations

The Company has certain obligations and commitments to make future payments under contracts. The Company’s long-term borrowing agreements include junior subordinated notes issued to capital trusts and FHLB of Chicago advances with various terms and rates collateralized primarily by first mortgage loans in addition to certain specifically assigned securities and multifamily commercial real estate loans. The operating lease obligations represent lease payments on the eight real properties leased by the Company. The Company does not have any capital leases. Employee benefit obligations represent anticipated payments on supplemental pension agreements and the executive deferred compensation plan. Purchase obligations include the minimum payment required under outstanding branch construction contracts and various non-cancellable contracts for the purchase of goods or services in the ordinary course of business. See Note 8, Note 5 and Note 15 to the Company’s financial statements under Item 8 of this Form 10-K for additional information relating to long term borrowings, operating lease obligations and employee benefit plans, respectively.

The following table represents the Company’s contractual obligations:

	Less than	One to	Three to
	one year	three years	five years	Over 5 years	Total
	(Dollars in thousands)

Long term borrowings	$20,000	$98,000	$15,888	$23,713	$157,601
Operating lease obligations	503	960	676	474	2,613
Employment benefit obligations	592	67	67	3,354	4,080
Purchase obligations	1,943	270	—	—	2,213

	$23,038	$99,297	$16,631	$27,541	$166,507

Employment benefit obligations represent two supplemental pension agreements (the “agreements”) and the balance of the executive deferred compensation plan (“EDCP”). The balance of the first agreement represents the current actuarial calculation of the present value of potential payout assuming payout begins when fully vested. The balance of the second agreement assumes the discounted lump sum payout of $542,000 made in January 2006. The balance of the EDCP assumes payout upon termination or at retirement (age 72).

Commitments

In the normal course of business, the Company is a party to credit-related financial instruments that are not reflected in the consolidated financial statements. These financial statements include commitments to extend credit, performance standby letters of credit and financial standby letters of credit (collectively “commitments”).

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

Performance standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party. Financial standby letters of credit are conditional guarantees of payment to a third party on behalf of a customer of the Company. These commitments are subject to the same credit policies followed for loans recorded in the consolidated financial statements. The following table indicates the distribution of the remaining contractual maturities of unfunded commitments at December 31, 2005:

	Less Than	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Commercial loans	$55,193	$123	$7,242	$—	$62,558
Syndicated loans	—	13,632	73,504	9,226	96,362
Construction, land acquisition and development loans	52,368	52,547	27,443	1,506	133,864
Commercial mortgage	3,186	671	—	—	3,857
Home equity loans	5,075	15,965	40,756	128,252	190,048
Residential mortgage	—	—	—	1,315	1,315
Check credit	713	—	—	—	713
Consumer	157	—	—	60	217
Performance standby letters of credit	8,471	4,816	—	200	13,487
Financial standby letters of credit	1,996	1,396	7,641	856	11,889

Total commitments	$127,159	$89,150	$156,586	$141,415	$514,310

Investment Securities

The following table sets forth the carrying values and weighted average contractual maturities (“WAM”) of investment securities held on the dates indicated (dollars in thousands).

	December 31,
	2005	WAM(4)	2004	WAM(4)	2003	WAM(4)

U.S. Treasuries(1)	$10,705	8.6	$20,101	8.4	$61,745	8.5
U.S. Government agencies(2)	682,176	5.2	718,350	5.8	606,075	7.1
State and municipal obligations	40,428	3.6	43,697	3.6	40,768	4.0
Corporate securities	27,641	21.0	29,891	22.5	28,258	24.4
Other securities(3)	31,747	—	29,038	—	46,625	—

Total investment portfolio	$792,697	5.7	$841,077	6.3	$783,471	7.8

(1)	Includes trading securities of $924 at December 31, 2005.

(2)	Includes agency mortgage-backed securities and collateralized mortgage obligations.

(3)	Includes FHLB of Chicago stock (non-marketable equity security), FNMA perpetual preferred stock, money market funds and corporate equity securities which have no stated maturity date. Other securities are not included in the calculation for weighted average maturity.

(4)	Represents the weighted average contractual maturity stated in years.

At December 31, 2005 there are no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies and the FHLB of Chicago.

2005

The Company’s investment portfolio decreased $48.4 million, or 6%, during 2005. This decrease was primarily in U.S. Government agency securities and in U.S. Treasuries. The Company had strong loan demand during 2005, and as a result, proceeds from sales, maturities, and calls were primarily used to fund loan demand. The Company anticipates that investment portfolio cash flows will total over $200 million for 2006 and 2007.

The effective duration of the entire portfolio (excluding Other securities which have no stated maturity date) is 2.83 at December 31, 2005 compared to 2.63 at December 31, 2004. Effective duration is an option adjusted gauge of risk which indicates the portfolio’s price sensitivity, given an incremental parallel change in interest rates. The average contractual maturity of the portfolio (with the same exclusions) was 5.7 years at December 31, 2005 compared to 6.3 years at December 31, 2004.

The Company’s holdings of U.S. Government agency securities are comprised of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which are not backed by the full faith and credit of the United States government.

All municipal securities held are rated “A” or better by one or more of the national rating services or are “non-rated” issues of local communities which, through the Bank’s own analysis, are deemed to be of satisfactory quality.

At December 31, 2005, the Company’s holdings of corporate securities consisted of $25.1 million in TRUPS, $2.0 million in corporate debt securities and $500,000 in foreign bonds. Other securities consisted of $20.4 million of FHLB of Chicago stock, $8.0 million in FNMA perpetual preferred stock, $3.0 million in money market funds, and $287,000 in equity securities.

In accordance with investment policy, the Company analyzed the portfolio for securities that it considers to be other-than-temporarily impaired. Based on that analysis, at December 31, 2005, the Company concluded the 80,000 shares of FNMA Series G perpetual preferred stock (purchased at the discounted price of $42.00) were impaired and that the impairment was other-than-temporary. The Company recorded an expense of $292,000 to write-down the security to its net realizable value of $38.35 per share. The impairment expense is included in net investment securities gains in the consolidated income statement for 2005. In 2006, the Company sold 60,000 shares of the stock at a gain as a result of the unanticipated increase in the price of the stock. There were no other securities considered other-than-temporarily impaired at December 31, 2005.

At December 31, 2005, 2004 and 2003, the Company held FHLB of Chicago stock totaling $20,378,000, $19,410,000 and $37,347,000, respectively. The Company reduced its holdings by $20 million during 2004 due to concerns about a potential decrease to the FHLB of Chicago dividend. Historically, the FHLB of Chicago had strong credit quality, an attractive dividend and any excess stock holdings could be redeemed at the member bank’s discretion with short notice. Due to these factors, the Company has historically held more stock than required to collateralize its borrowings, resulting in excess stock of $13.7 million at December 31, 2005. In late 2005, the FHLB of Chicago put a temporary moratorium on the voluntary redemption of excess stock and in January 2006 declared a reduced dividend (now paid in cash versus additional stock) of 3.0% of the average balance of stock held during the quarter ended December 31, 2005. The Company is closely monitoring this security.

The following table presents total carrying value of callable securities in the portfolio and their respective coupon range by investment type as of December 31, 2005:

			Callable in
	Callable	Callable	2008 and	Callable
	in 2006	in 2007	Beyond	in Total
	(Dollars in thousands)

U.S. Government agencies:
Total callable	$551,113	$19,972	—	$571,085
In-the-money calls	$8,051	$10,116	—	$18,167
Coupon range	2.8%-6.0%	5.0%-6.0%	—	2.8%-6.0%
State and municipal obligations:
Total callable	$3,427	$1,212	$3,291	$7,930
In-the-money calls	$3,127	$1,116	$1,003	$5,246
Coupon range	2.4%-7.5%	3.4%-4.6%	3.4%-5.5%	2.4%-7.5%
Corporate and other securities:
Total callable	$12,909	$5,448	$10,356	$28,713
In-the-money calls	$1,834	$4,449	$5,994	$12,277
Coupon range	2.4%-9.0%	5.2%-8.4%	4.1%-9.3%	2.4%-9.3%

None of the U.S. Treasuries have call features as of December 31, 2005.

2004

The Company’s investment portfolio increased $57.6 million, or 7%, during 2004. This increase was primarily in U.S. Government agency securities and state and municipal obligations, partially offset by decreases in U.S. Treasury, agency mortgage-backed securities and corporate and other securities. The effective duration of the entire portfolio (excluding Other securities) was 2.63 at December 31, 2004 compared to 4.18 at December 31, 2003. In anticipation of a rising rate environment, the Company selectively sold securities with a long duration and reinvested the proceeds in securities that would result in a lower overall portfolio duration. The average contractual maturity of the portfolio (with the same exclusions) was 6.3 years at December 31, 2004 compared to 7.8 years at December 31, 2003.

At December 31, 2004, the Company’s holdings of corporate securities consisted primarily of $27.3 million in TRUPS, $2.1 million in corporate debt securities and $500,000 in foreign bonds. Other securities consisted of $19.4 million of FHLB of Chicago stock, $8.6 million in two issues of FNMA perpetual preferred stock, $896,000 in corporate equity securities, and $113,000 in money market funds. The Company reduced its holdings of FHLB of Chicago stock by $20 million due to concerns about the potential decrease in the FHLB of Chicago dividend.

The contractual maturity distribution and weighted average yield of investment securities at December 31, 2005 are presented in the following table. Actual maturities of securities may differ from that reflected in the table due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

Analysis of Investment Portfolio(1)

			U.S. Government		State and Municipal		Corporate and
	U.S. Treasuries		Agencies(2)		Obligations		Other Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield(3)	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Maturities:
Within 1 year	$924	3.58%	$56,383	3.17%	$6,433	3.27%	$2,004	6.49%	$65,744	3.29%
1—5 years	—	—	309,451	3.99	24,701	4.20	250	7.19	334,402	4.01
5—10 years	9,781	4.30	316,158	4.74	8,477	3.89	3,198	4.85	337,614	4.70
After 10 years	—	—	184	5.21	817	4.15	22,189	7.04	23,190	6.92
Other Securities(4)	—	—	—	—	—	—	31,747	—	31,747	—

	$10,705	4.24%	$682,176	4.27%	$40,428	3.98%	$59,388	6.74%	$792,697	4.34%

Average months to maturity	103		62		43		252		68

(1)	Amounts listed in the table are at carrying value and the yield is calculated based on amortized cost.

(2)	Included in U.S. Government agencies are agency mortgage-backed securities (“MBS”) and agency collateralized mortgage obligations (“CMOs”). Given the amortizing nature of MBS and CMOs, the maturities presented in the table are based on their estimated average lives at December 31, 2005. The estimated average lives may differ from actual principal cash flows since cash flows include prepayments and scheduled principal amortization.

(3)	Yields on state and municipal obligations include the effects of tax equivalent adjustments using a tax rate of 35%.

(4)	Other securities include FHLB of Chicago stock, FNMA perpetual preferred stock (floating rate), money market funds (floating rate), and corporate equity securities which have no stated maturity date; other securities are not included in the average months to maturity or the average yield.

Loans

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Commercial	$130,772	$116,653	$95,761	$96,681	$100,975
Syndicated	63,272	34,958	33,088	39,285	45,716
Real estate—
Construction, land acquisition and development	122,689	75,833	40,493	60,805	102,594
Commercial mortgage	279,018	247,840	234,967	245,099	213,689
Residential mortgage	130,819	109,097	101,133	100,840	105,168
Home equity	158,279	151,873	139,926	123,531	112,877
Indirect vehicle—
Auto	333,871	276,411	226,877	206,568	205,298
Harley Davidson motorcycle	71,341	51,560	35,957	29,552	19,013
Consumer	22,211	7,443	7,487	9,731	11,353

	$1,312,272	$1,071,668	$915,689	$912,092	$916,683
Less:
Unearned discount	8	13	11	11	38
Allowance for loan losses	8,812	8,546	8,369	7,351	6,982

Loans, net	$1,303,452	$1,063,109	$907,309	$904,730	$909,663

2005

At December 31, 2005, loans outstanding, net of unearned discount, increased $240.6 million, or 22%, compared to 2004 due primarily to increases in indirect vehicle, construction and commercial loans (primarily leasing), in addition to every other loan category. The growth was the result of successful new business development activities. As a result of the 22% loan growth, the Company’s loan to deposit ratio improved to 70% at year end 2005 from 63% at the beginning of 2005; however, this ratio is still below peers. To bring the Company’s ratio more in line with the average peer ratio of 89%, the Company is focusing management effort and financial resources on building its small business and middle market loan origination capabilities. To energize commercial and industrial lending, the Company hired a new executive vice president with significant prior credit, relationship management, recruiting and team building experience to provide the leadership necessary to expand the commercial and industrial lending business. The Company anticipates that continued loan growth will be primarily funded by cash flows from investment securities and deposit growth.

The commercial and syndicated loan portfolios are primarily secured by business assets. Loans secured by real estate comprise the greatest percentage of total loans. Commercial mortgages and construction, land acquisition and development loans are primarily secured by properties in the Chicago metropolitan area. Substantially all of the Company’s residential mortgage loans are secured by first mortgages, and home equity lines are secured primarily by junior liens (and sometimes first liens) on one-to-four family residences. Substantially all of the Company’s combined portfolio of residential mortgages and home equity loans have loan to value ratios of 80% or less of the appraised value. Indirect vehicle loans represent consumer loans made through a network of new car and Harley Davidson dealers. Except as noted below, there is no significant concentration of loans exceeding 10% of total loans in any specific industry or specific region of the United States other than the Chicago metropolitan area. The Bank does not have any programs to originate or purchase subprime credit.

Commercial loans increased $14.1 million. The portfolio is comprised of approximately 12% insurance premium receivables; 10% new car dealers; 7% residential building construction; 7% bottled water manufacturing; 5% theater companies; and 59% various other industries in which the Company has no significant concentration.

Included in commercial loans are lease financing loans totaling $40.9 million at December 31, 2005, an increase of $12.3 million compared to December 31, 2004. The Company has a senior lender to focus on purchasing principally the “debt strip,” or loan piece, of discounted leases. The underlying credits are typically near-investment or investment grade with primary reliance on the credit worthiness of the lessee, rather than the collateral.

Syndicated loans increased $28.3 million due primarily to new loans booked with balances outstanding totaling $48.1 million, partially offset by payoffs and paydowns. Total exposure to nationally syndicated loans (including unfunded commitments) was $169.1 million and $102.3 million at December 31, 2005 and 2004, respectively. Of the total exposure, approximately 21% is in the gaming and leisure industry; approximately 12% is in the food and dairy industry; 10% is in the restaurant industry; and 57% is in various other industries in which the Company has no significant concentration.

Construction, land acquisition and development loans increased $46.9 million due primarily to new loans booked with balances outstanding of $63.6 million and usage on existing lines of $12.9 million, partially offset by payoffs and paydowns. This portfolio is comprised primarily of properties in the Chicago metropolitan area consisting of approximately 53% construction of 1-4 family detached homes, condominiums and townhomes; 26% retail developments; 17% multi-family residential projects; and 4% industrial developments.

Commercial mortgage loans increased $31.2 million due primarily to new loans booked of $84.2 million, partially offset by payoffs and, to a lesser extent, paydowns. This portfolio is comprised of approximately 34% multi-family residential properties; 30% retail properties; 20% owner occupied office and industrial properties; and 16% non-owner occupied office and industrial properties.

Residential mortgage loans increased $21.7 million due primarily to new loans booked, partially offset by payoffs and paydowns. The Company kept for the Bank’s portfolio $43.9 million of the $125.1 million in 2005 mortgage loan originations. The remaining $81.2 million in originations were sold with servicing released to secondary market investors. Generally, at the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and specific loan terms.

Home equity loans increased $6.4 million due primarily to usage on $69.8 million of new lines booked and increased usage on existing lines, partially offset by payoffs. Overall average usage on home equity lines was approximately 47% for 2005 compared to 50% for 2004.

Indirect auto loans increased $57.5 million due primarily to $200.7 million of new loans booked, partially offset by payoffs and paydowns. This portfolio consists of approximately 17,900 loans originated in the Chicago metropolitan area, of which 75% are new vehicles and 25% are used vehicles, and 95% of which are foreign vehicles and 5% are domestic vehicles. The Bank is currently seventh in the Chicago market among banks in the numbers of new car loan originations. The historical average life of an indirect auto loan is 34 months.

Harley-Davidson motorcycle loans increased $19.8 million due primarily to $48.6 million in new loans booked, partially offset by payoffs and paydowns. This portfolio consists of approximately 6,000 loans generated in fourteen states as part of a national marketing initiative, of which 53% were originated in Illinois or Wisconsin. The historical average life of a Harley-Davidson motorcycle loan is 18 months.

Consumer loans increased $14.8 million due primarily to new loans booked of $19.3 million, partially offset by paydowns. In 2005, the Company began a program to issue unsecured loans to finance equity partnerships (partner loans) to a “Big 4” accounting firm. At December 31, 2005, the Company had over 100 partner loans with outstanding balances totaling $10 million.

2004

At December 31, 2004, loans outstanding, net of unearned discount, increased $156.0 million, or 17%, compared to 2003 due primarily to increases in indirect vehicle, construction and commercial loans. The growth was the result of new business development complemented by a reduced amount of payoffs from the level experienced throughout 2003.

Commercial loans increased $20.9 million. The portfolio was comprised of approximately 19% new car dealers; 13% insurance premium receivables; 6% computer system design services; 5% physicians’ practices; 5%

direct property insurers; 5% commercial transportation leasing and 47% of various other industries in which the Company had no significant concentration.

Included in commercial loans are lease financing loans totaling $28.6 million at December 31, 2004, an increase of $14.8 million compared to December 31, 2003.

Syndicated loans increased $1.9 million to $35.0 million at December 31, 2004. Total exposure to nationally syndicated loans (including unfunded commitments) was $102.3 million and $76.8 million at December 31, 2004 and 2003, respectively. Of the total exposure, approximately 29% was in the gaming and leisure industry; approximately 20% in the food and dairy industry; and 51% in various other industries in which the Company had no significant concentration.

Construction, land acquisition and development loans increased $35.3 million to $75.8 million at December 31, 2004. This increase was due primarily to new loans booked with balances outstanding totaling $47.2 million, partially offset by payoffs and paydowns. This portfolio is comprised of approximately 73% construction of 1-4 family detached homes, condominiums and townhomes in the Chicago area; 21% multi-family residential projects; and 6% retail developments.

Commercial mortgage loans increased $12.9 million to $247.8 million at December 31, 2004 due primarily to new loans booked totaling $91.9 million, partially offset by payoffs and paydowns. This portfolio was comprised of approximately 41% multi-family residential properties; 27% retail properties; 23% owner occupied office and industrial properties; and 9% non-owner occupied office and industrial properties.

Residential mortgage loans increased $8.0 million to $109.1 million at December 31, 2004 due primarily to new loans booked, offset by payoffs and paydowns. The Company kept $40.2 million of the $56.8 million in 2004 mortgage loan originations for the Bank’s portfolio. The remaining $16.6 million in originations were sold with servicing released to investors.

Home equity loans increased $11.9 million to $151.9 million at December 31, 2004. This increase was due to new originations and, to a lesser extent, increased usage, partially offset by payoffs due to first mortgage loan refinancing. Overall average usage on home equity lines was approximately 50% for 2004 and 2003.

Indirect auto loans increased $49.5 million to $276.4 million at December 31, 2004 due primarily to $175.1 million in new loans, partially offset by payoffs and paydowns. This portfolio consisted of approximately 15,400 loans originated in the Chicago metropolitan area, of which 81% were new vehicles and 19% were used vehicles. The Bank was seventh in the Chicago market among banks in the number of new car loan originations.

Harley-Davidson motorcycle loans increased $15.6 million to $51.6 million at December 31, 2004. This portfolio consisted of approximately 4,400 loans generated in thirteen states as part of a national marketing initiative, of which 59% were originated in Illinois or Wisconsin.

The following table indicates the distribution of the remaining contractual maturities of selected loans at December 31, 2005:

Maturity Distribution of Selected Loans

	One Year	One to	Five to	Over
	or less(1)	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)

Commercial and Syndicated	$75,391	$101,342	$12,811	$4,500	$194,044
Construction, land acquisition and development	57,885	59,885	4,919	—	122,689
Commercial mortgage	22,063	192,723	55,962	8,270	279,018
Residential mortgage	138	44,353	4,160	82,168	130,819
Home equity	3,897	43,605	110,777	—	158,279

	$159,374	$441,908	$188,629	$94,938	$884,849

(1)	Includes demand notes.

The following table indicates, for the loans in the Maturity Distribution table, the amounts due after one year which have fixed and variable interest rates at December 31, 2005:

	Fixed	Variable
	Rate	Rate	Total
	(Dollars in thousands)

Commercial and Syndicated	$39,101	$79,552	$118,653
Construction, land acquisition and development	5,118	59,686	64,804
Commercial mortgage	161,685	95,270	256,955
Residential mortgage	105,566	25,115	130,681
Home equity	1,335	153,047	154,382

	$312,805	$412,670	$725,475

Variable rate loans are those on which the interest rate can be adjusted for changes in LIBOR, the Company’s index rate (similar to prime rate), various maturity U.S. Treasury rates, The Wall Street Journal’s published prime rate or the brokers’ call money rate. Certain of the loans classified as variable rate have a fixed rate for a certain period and then adjust after the fixed period expires. Fixed rate loans are those on which the interest rate cannot be changed during the term of the loan.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on both quantitative and qualitative factors including: known and inherent risks in the portfolio, size and composition of the loan portfolio, value of the underlying collateral, the Company’s past loan loss experience, historical losses experienced by the industry, current economic conditions, and other relevant factors. Loans which are determined to be uncollectible are charged-off against the allowance for loan losses and recoveries of loans that were previously charged-off are credited to the allowance.

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

The following table summarizes loan loss experience for each of the last five years.

Summary of Loan Loss Experience

2005	2004	2003	2002	2001
(Dollars in thousands)

Average loans for the year, net of unearned discount and allowance for loan losses	$1,179,863	$981,943	$882,375	$916,377	$863,681

Allowance for loan losses, beginning of the year	$8,546	$8,369	$7,351	$6,982	$5,682
Charge-offs during the year:(1)
Commercial loans	(3)	(76)	—	—	(7)
Syndicated loans	—	—	(815)	—	—
Construction, land acquisition and development loans	—	(64)	—	(13,963)	—
Commercial mortgage loans	—	(28)	—	—	—
Home equity loans	(1)	(15)	—	—	—
Indirect vehicle loans	(446)	(486)	(478)	(533)	(304)
Overdraft loans and uncollected funds	—	(5)	(5)	(11)	(3)
Consumer loans	(11)	(9)	(8)	(4)	(9)

Total charge-offs	(461)	(683)	(1,306)	(14,511)	(323)

Recoveries during the year:(1)
Commercial loans	39	1	1	44	—
Construction, land acquisition and development loans	32	15	492	—	—
Home equity loans	1	15	—	—	—
Indirect vehicle loans	273	272	215	161	41
Overdraft loans and uncollected funds	—	50	—	1	1
Consumer loans	22	7	16	24	31

Total recoveries	367	360	724	230	73

Net charge-offs during the year	(94)	(323)	(582)	(14,281)	(250)
Provision for loan losses	360	500	1,600	14,650	1,550

Allowance for loan losses, end of year	$8,812	$8,546	$8,369	$7,351	$6,982

Ratio of net charge-offs to average loans outstanding	.01%	.03%	.07%	1.54%	.03%
Allowance for loan losses as a percent of loans outstanding, net of unearned discount at end of the year	.67%	.80%	.91%	.81%	.76%
Ratio of allowance for loan losses to nonperforming loans	11.06	x	57.74	x	15.44	x	5.09	x	4.03	x

(1)	There have been no losses or recoveries in residential mortgage loan portfolio and no recoveries in the commercial mortgage and syndicated loan portfolios over the past five years.

Net charge-offs for 2005 totaled $94,000, or .01%, of average loans outstanding. Gross charge-offs of $461,000 related primarily to the Company’s indirect vehicle portfolio. Gross recoveries totaled $367,000, of which $273,000 related to the Company’s indirect vehicle portfolio, $32,000 was restitution from the 60 W. Erie loan fraud, and $39,000 was a recovery on a commercial loan charged-off in 2000. Net charge-offs as a percent of the average indirect vehicle portfolio decreased to .05% in 2005 from .07% in 2004, well below peers.

Net charge-offs for 2004 totaled $323,000, or .03%, of average loans outstanding. Gross charge-offs totaled $683,000, of which $486,000 related to the Company’s indirect vehicle portfolio and $104,000 was a write-down of a related commercial loan and commercial real estate loan. The property was transferred into OREO and sold in 2005. Gross recoveries of $360,000 relate primarily to the Company’s indirect vehicle portfolio in addition to a $50,000 partial recovery on an uncollected funds charge-off from 1998. Net charge-offs as a percent of the average indirect vehicle portfolio decreased to .07% in 2004 from .11% in 2003, well below peers.

The Company’s allowance for loan losses as a percent of loans outstanding was .67% at December 31, 2005 as compared to .80% in 2004 and .91% in 2003. The allowance for loan losses is sufficient to provide for probable loan losses based upon management’s evaluation of the risks inherent in the various loan categories. Management believes the allowance for loan losses is at an adequate level. Refer to the section titled “Application of Critical Accounting Policies” for a detailed description of the Company’s policy regarding the Allowance for Loan Losses.

The following table shows the allocation of the allowance for loan losses by loan type for each of the last five years.

Allocation of Allowance for Loan Losses

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Allocation of allowance for loan losses:
Commercial loans	$701	$821	$951	$1,125	$887
Syndicated loans	564	567	582	2,531	810
Construction, land acquisition and development loans	133	332	42	64	257
Commercial mortgage loans	309	381	386	740	413
Residential mortgage loans	35	71	75	100	56
Home equity loans	73	45	46	47	44
Indirect vehicle loans	1,793	1,521	1,319	1,233	1,241
Consumer loans	93	39	42	47	54
Unallocated	5,111	4,769	4,926	1,464	3,220

Total allowance	$8,812	$8,546	$8,369	$7,351	$6,982

Percentage of loans to gross loans:
Commercial	10.0%	10.9%	10.5%	10.6%	11.0%
Syndicated	4.8	3.3	3.6	4.3	5.0
Construction, land acquisition and development	9.3	7.1	4.4	6.6	11.2
Commercial mortgage	21.3	23.1	25.7	26.9	23.3
Residential mortgage	10.0	10.2	11.0	11.1	11.5
Home equity	12.1	14.2	15.3	13.5	12.3
Indirect vehicle	30.9	30.6	28.7	25.9	24.5
Consumer	1.6	0.6	0.8	1.1	1.2

	100.0%	100.0%	100.0%	100.0%	100.0%

Despite growth in the commercial, construction and commercial real estate loan portfolios, the allocation of the allowance with respect to these categories decreased in 2005 as compared to 2004 due primarily to a reduction in the historical loss ratio applied to these portfolios. The allocated allowance related to all other loan categories is primarily the result of loan growth. Changes in the unallocated reserve from year to year are due to management’s ongoing review of the qualitative factors, including economic trends, credit concentrations, industry risks, and the opinions of Bank management.

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

The following table summarizes the Company’s nonperforming assets.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Nonaccruing loans	$150	$—	$293	$821	$1,295
Loans which are past due 90 days or more	647	148	249	623	437

Total nonperforming loans	797	148	542	1,444	1,732
Other real estate owned	15	9,857	16,130	7,944	—
Repossessed vehicles	88	145	106	217	146

Total nonperforming assets	$900	$10,150	$16,778	$9,605	$1,878

Nonperforming loans to total loans outstanding	.06%	.01%	.06%	.16%	.19%
Nonperforming assets to total assets	.04%	.49%	.91%	.60%	.14%
Nonperforming assets to total capital	.67%	7.59%	13.88%	8.58%	1.89%

At December 31, 2005, nonaccrual loans consist of a $115,000 commercial loan and a $35,000 home equity loan. The Company did not recognize any interest income associated with those loans while they were considered nonaccrual. If interest had been accrued at its original rate, such income would have approximated $2,000 in 2005. There were no nonaccrual loans at December 31, 2004. The increase in loans past due 90 days or more is due to a fully collateralized home equity line. The Company has no troubled debt restructurings.

OREO

At December 31, 2005, the balance in OREO was $15,000. The Company has completed the sale of all 24 units and 52 of the 53 parking spaces at the luxury condominium project located at 60 W. Erie Street in River North in Chicago. The Company is maintaining a warranty reserve to pay for both any known or unknown possible obligations. Title to the property was acquired in November 2002 following the discovery in early May 2002 of bank fraud by certain project sponsors, and it was recorded at its then net realizable value. The project, which consisted of 24 condominium units and 53 deeded parking spaces, was completed within budget during the first quarter of 2004. Since acquisition of the property, the Company has recorded a cumulative provision for loss on this OREO of $2.632 million. There was no provision for OREO recorded in 2005.

A schedule of activity in this OREO property for 2005, 2004 and since its acquisition is shown in the following table:

			Since Acquisition
	2005	2004	(November 2002)
	(Dollars in thousands)

Beginning Balance	$9,761	$16,130	$—
Transfer of net realizable value to OREO	—	—	3,606
Funding towards project	704	2,386	19,563
Sales proceeds, net	(10,450)	(7,538)	(20,522)
Provision for OREO	—	(1,217)	(2,632)

Balance at December 31	$15	$9,761	$15

The Bank remains the plaintiff in a number of civil lawsuits brought against various individuals and entities, which arose in connection with the 60 W. Erie fraud. During 2004, Jeffrey Grossman and Donald Grauer, two principals of the developer in the original project, each pled guilty in the U.S. District Court for the Northern District of Illinois pursuant to plea agreements between each defendant and the U.S. Attorney’s Office. Donald Grauer has since committed suicide and Jeffrey Grossman was sentenced to 140 months of imprisonment. The Government is seeking mandatory restitution from Grossman and the estate of Grauer on behalf of the Bank and other victims for losses resulting from this and other unrelated schemes. The amount and timing of any recoveries from such restitution or the civil lawsuits cannot be ascertained at this time. Dale Tarantur, another defendant, also pled guilty and was sentenced to house arrest and ordered to pay the Bank $32,000 in restitution, which the Bank received in February 2005.

At December 31, 2004, the Company had two properties in OREO totaling $9.857 million. The first property was 60 W. Erie which had a balance of $9.761 million and consisted of the remaining unsold units and parking spaces of the luxury condominium construction project. The second property was a commercial real estate property located in Chicago Heights, Illinois and was recorded at its net realizable value of $96,000. The Company recognized a gain of $87,000 on the sale of the Chicago Heights property during the second quarter of 2005.

Repossessed Autos

Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets. The typical holding period for resale of repossessed vehicles is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The Bank’s portfolio of repossessed assets totaled $88,000 and $145,000 at December 31, 2005 and 2004, respectively.

Potential Problem Loans

In addition to nonperforming assets, there are certain loans in the portfolio that management has identified, through its problem loan identification process, which exhibit a higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans, including related outstanding commitments, totaling $11.8 million at December 31, 2005 compared to $259,000 at December 31, 2004.

Deposits

At year-end 2005, total deposits were $1.884 billion, an increase of $169.1 million, or 10%, compared to 2004. Interest-bearing deposits increased $155.7 million primarily due to an increase of $87.8 million in time deposits and $100.3 million in money market accounts, partially offset by a decrease of $32.3 million in savings deposits and NOW accounts. The growth in money market accounts and time deposits was primarily due to competitive retail promotions and the opening of four branches, partially offset by a $131.1 million decrease in public funds to $271.6 million. The Company is closely managing the public funds balance and generally places bids on deposits for long-standing customers or when needed to fund loan demand. Noninterest-bearing demand deposits increased $13.4 million primarily from treasury management clients.

Average Deposits and Rate by Type

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$273,284	—%	$271,259	—%	$246,525	—%
Savings deposits and NOW accounts	263,109	1.45	281,964	1.12	214,120	1.01
Money market accounts	206,807	2.53	141,234	1.28	132,964	1.15
Time deposits	1,050,925	3.17	928,822	2.28	732,738	2.44

Total	$1,794,125	2.36%	$1,623,279	1.61%	$1,326,347	1.63%

Average deposits for 2005 increased $170.8 million, or 11%, as compared to 2004. The increase is due to a $122.1 million increase in average time deposits; a $65.6 million increase in average money market accounts; and a $2.0 million increase in average noninterest-bearing demand deposits. These increases were partially offset by an $18.9 million decrease in average savings deposits and NOW accounts.

Average deposits for 2004 increased $296.9 million, or 22%, as compared to 2003. The increase is due to a $196.1 million increase in average time deposits; a $67.8 million increase in average savings deposits and NOW accounts; a $24.7 million increase in average noninterest-bearing demand deposits; and an $8.3 million increase in average money market accounts.

Maturities of time deposits of $100,000 or more outstanding at December 31, 2005 are summarized as follows:

Amount
(Dollars in thousands)

Three months or less	$283,112
Over three through six months	96,714
Over six through twelve months	184,147
Over twelve months	21,856

Total	$585,829

Borrowings

Short-term borrowings include Fed funds purchased, securities sold under agreements to repurchase, treasury, tax and loan demand notes, and draws on the Company’s line of credit. These totaled $38.0 million at December 31, 2005 compared to $33.1 million at the end of 2004 and $69.9 million at December 31, 2003. The $4.9 million increase in 2005 is due primarily to an $8.0 million increase in Fed funds purchased. The $36.8 million decrease in 2004 was primarily due to decreases in commercial repurchase agreements.

As a member of the FHLB of Chicago, the Bank may obtain advances secured by FHLB of Chicago stock, certain of its residential mortgage loans and specifically listed multifamily loans and investment securities. The Company utilizes the FHLB of Chicago advances when comparatively favorable terms are available. Borrowings decreased to $133.9 million at December 31, 2005 from $161.4 million at December 31, 2004. FHLB of Chicago borrowings mature from 2006 to 2010 and bear interest rates ranging from 2.03% to 6.04%. See Note 8 to the Company’s financial statements under Item 8 of this Form 10-K for additional information. In January 2006, the Bank obtained an additional $100 million advance from the FHLB. The borrowing has a ten year term with a rate of 3.85% and is putable at the option of the FHLB at the end of the second year and quarterly thereafter. The Bank took advantage of the favorable rate offered and in the near-term invested the funds in the Fed funds market for a favorable spread.

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

In accordance with FIN No. 46R, these statutory trusts qualify as variable interest entities for which the Company is not the primary beneficiary and, therefore, ineligible for consolidation. Accordingly, the statutory trusts were deconsolidated on January 1, 2004, and are now accounted for using the equity method. The $23.713 million of junior subordinated notes issued by the Company to the statutory trusts are reflected in the Company’s December 31, 2005 and 2004 consolidated balance sheet as “Junior subordinated notes issued to capital trusts.” The equity in the common securities of $713,000 is included in “Other assets” on the consolidated balance sheets at December 31, 2005 and 2004.

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

At December 31, 2005, the Company’s shareholders’ equity totaled $134.6 million compared to $133.8 million at December 31, 2004. Shareholders’ equity at year-end 2005 includes an accumulated other comprehensive loss of $7.6 million as compared to accumulated other comprehensive income of $432,000 at year-end 2004. Given the size and contractual maturity of the Company’s investment portfolio, in a rising rate environment, it is probable that the accumulated other comprehensive loss will continue to increase. Although such an increase in the loss translates into lower shareholders’ equity and lower book value per share, it has no effect on the regulatory capital calculation. The Company’s and the Bank’s capital ratios exceeded not only minimum regulatory guidelines, but also the FDIC criteria for “well-capitalized” banks. See Note 11 to the Company’s financial statements under Item 8 of this Form 10-K for regulatory capital disclosures.

On March 1, 2005, the Board of Governors of the Federal Reserve System issued a final ruling on the inclusion of TRUPS in their Tier 1 Capital calculation for regulatory capital purposes. This rule reduced the allowable level of TRUPS for purposes of calculating Tier 1 Capital to be 25% of core capital elements net of goodwill and included a phase out period for the final five years prior to the TRUPS’ maturity. Under the new rules, the Company is still considered “well capitalized” as the current level of TRUPS is within the new allowable limits.

In 2005 cash dividends declared totaled $7,075,000, a 13% increase from 2004. In 2005, the Company increased its quarterly dividend 13% to $.18 per share to continue to enable its shareholders to take advantage of the lower 15% Federal tax rate applicable to dividends. The Company has increased dividends each year over the last fourteen years. In 2004, cash dividends declared totaled $6,237,000, a 31% increase over 2003. The dividend payout ratio for 2005 was 42.5%, as compared to 32.7% in 2004.

In 2000, the Board of Directors approved a stock repurchase program which authorized (but did not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through January 2006 (as extended). The program permitted repurchases in the open market or through privately-negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. In 2005, the Company repurchased 113,603 shares at an average price of $29.11. In 2004, the Company repurchased 32,353 shares at an average price of $29.95. Through December 31, 2005, the Company had repurchased 297,366 shares under this plan at an average price of $20.65 per share. The Company’s authorization to repurchase the remaining 2,634 shares expired in January 2006.

Branch Expansion

The Company’s banking subsidiary is Oak Brook Bank. The Bank currently operates 21 banking offices: seventeen in the western suburbs of Chicago, three in the northern suburbs of Chicago, and one at Huron and Dearborn streets in downtown Chicago, in addition to a Call Center at 800-536-3000 and an Internet branch at www.obb.com.

In March 2005, the Bank opened its 18th office at the southwest corner of Lyman Avenue and 75th Street in Darien, Illinois. At December 31, 2005, the Darien branch held $61.8 million in deposits.

In October 2005, the Bank opened its 19th and 20th offices in Glencoe and Northbrook, Illinois, branded as “Chicago Private Bank,” part of the wealth advisory division of Oak Brook Bank. The Glencoe branch is located in the heart of the community’s retail district. The Northbrook branch is located in the central civic, commercial and shopping district of the village. At December 31, 2005, the Glencoe and Northbrook branches held $71.7 million in deposits.

Also in October 2005, the Bank opened its 21st office, just south of the Metra commuter train station, in Wheaton, Illinois. At December 31, 2005, the Wheaton branch held $16.6 million in deposits.

In July 2005, the Bank purchased a 1.2 acre site in Homer Glen, Illinois to construct an office. All regulatory and municipal approvals have been obtained and construction is progressing. The Bank expects to open its Homer Glen branch in mid 2006.

In October 2005, the Bank purchased a .39 acre site in Oak Lawn, Illinois to construct an office. All regulatory and municipal approvals have been obtained, and the Bank is awaiting issuance of building permits. The Bank expects to open its Oak Lawn branch in late 2006.

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

The Company’s primary growth strategy continues to emphasize branch expansion in the Chicago metropolitan area. This organic growth model focuses primarily on providing market fill-ins in the Bank’s core west suburban market; extending our market to locations the Bank has concentrations of deposit and loan customers but no physical presence; and, extending our market into attractive and/or high growth outlying areas. The Bank is continuously seeking opportunities that meet these criteria. Although this form of growth requires a significant investment in nonearning assets during the construction phase and operating costs for several years exceed revenues, the Company believes its market warrants judicious office additions.

Condensed Quarterly Earnings Summary

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Interest income	$28,233	$26,266	$24,681	$22,874	$22,752	$22,731	$20,856	$20,372
Interest expense	15,431	13,548	11,658	10,059	9,492	8,963	7,591	7,254

Net interest income	12,802	12,718	13,023	12,815	13,260	13,768	13,265	13,118
Provision for loan losses	180	180	—	—	—	—	250	250
Other income	4,891	5,349	5,226	4,738	4,389	4,846	4,731	4,566
Other expense	12,026	12,071	11,735	11,318	10,688	11,971	10,670	10,403

Income before income taxes	5,487	5,816	6,514	6,235	6,961	6,643	7,076	7,031
Income tax expense	1,653	1,752	2,059	1,955	2,021	2,077	2,275	2,266

Net Income	$3,834	$4,064	$4,455	$4,280	$4,940	$4,566	$4,801	$4,765

Earnings per share:
Basic	$.39	$.41	$.45	$.43	$.50	$.47	$.49	$.49

Diluted	$.38	$.41	$.45	$.43	$.49	$.46	$.48	$.48

The above quarterly financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

Impact of Pending Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R also provides implementation guidance and, as amended, is effective for most public companies’ at the beginning of their next fiscal year. As a result, the Company will adopt SFAS No. 123R on January 1, 2006, the beginning of its next fiscal year.

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

ITEM 7A.	Quantitative And Qualitative Disclosures About Market Risks

See “Interest Rate Sensitivity” in Item 7 of this document.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands)

Assets
Cash and due from banks	$37,445	$34,273
Fed funds sold and interest-bearing deposits with other banks	3,316	51,479
Investment securities:
Securities held-to-maturity, at amortized cost (fair value of $32,682 and $35,525 in 2005 and 2004, respectively)	33,118	35,469
Securities available-for-sale, at fair value	738,277	786,198
Trading securities, at fair value	924	—
Non-marketable securities- FHLB stock	20,378	19,410

Total investment securities	792,697	841,077
Loans, net of unearned discount	1,312,264	1,071,655
Less-allowance for loan losses	(8,812)	(8,546)

Net loans	1,303,452	1,063,109
Other real estate owned, net of valuation reserve	15	9,857
Premises and equipment, net of accumulated depreciation	40,684	34,561
Bank owned life insurance	25,853	24,858
Other assets	25,830	23,310

Total Assets	$2,229,292	$2,082,524

Liabilities
Noninterest-bearing demand deposits	$278,667	$265,251
Interest-bearing deposits:
Savings deposits and NOW accounts	258,683	291,028
Money market accounts	267,060	166,777
Time deposits:
Under $100,000	493,443	376,841
$100,000 and over	585,829	614,639

Total interest-bearing deposits	1,605,015	1,449,285

Total deposits	1,883,682	1,714,536
Fed funds purchased and securities sold under agreements to repurchase	31,531	25,285
Treasury, tax and loan demand notes	6,472	7,792
Federal Home Loan Bank of Chicago borrowings	133,888	161,418
Junior subordinated notes issued to capital trusts	23,713	23,713
Other liabilities	15,419	15,993

Total Liabilities	2,094,705	1,948,737
Shareholders’ Equity
Preferred Stock, no par value, authorized—100,000 shares, issued—none	—	—
Common Stock, $2 par value, authorized—16,000,000 shares in 2005 and 2004, issued—10,924,868 shares in 2005 and 2004, outstanding—9,849,425 shares in 2005 and 9,820,811 shares in 2004	21,850	21,850
Surplus	9,021	7,751
Accumulated other comprehensive (loss) income, net of tax	(7,607)	432
Retained earnings	124,455	114,897
Less cost of shares in treasury, 1,075,443 common shares in 2005 and 1,104,057 common shares in 2004	(13,132)	(11,143)

Total Shareholders’ Equity	134,587	133,787

Total Liabilities and Shareholders’ Equity	$2,229,292	$2,082,524

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands
	except per share amounts)

Interest and dividend income:
Loans	$66,206	$49,691	$50,852
Investment securities:
U.S. Treasuries and U.S. Government agencies	29,589	30,064	23,465
State and municipal obligations	1,749	1,953	2,036
Corporate and other securities	3,332	4,312	3,082
Fed funds sold and interest-bearing deposits with other banks	1,178	691	500

Total interest and dividend income	102,054	86,711	79,935
Interest expense:
Savings deposits and NOW accounts	3,828	3,149	2,163
Money market accounts	5,229	1,811	1,534
Time deposits	33,335	21,167	17,899
Fed funds purchased and securities sold under agreements to repurchase	985	403	797
Treasury, tax and loan demand notes	119	47	32
Federal Home Loan Bank of Chicago borrowings	5,248	5,197	5,051
Junior subordinated notes issued to capital trusts	1,952	1,526	—
Trust Preferred Capital Securities	—	—	1,228

Total interest expense	50,696	33,300	28,704

Net interest income	51,358	53,411	51,231
Provision for loan losses	360	500	1,600

Net interest income after provision for loan losses	50,998	52,911	49,631

Other income:
Service charges on deposit accounts:
Treasury management	3,415	4,499	5,601
Retail and small business	1,229	1,272	1,259
Investment management and trust fees	3,054	2,621	2,140
Merchant credit card processing fees	8,016	5,978	4,849
Gains on mortgages sold, net	949	242	1,004
Increase in cash surrender value of bank owned life insurance	995	847	829
Income from sales of covered call options	542	1,110	1,167
Securities dealer income	224	224	64
Other operating income	1,593	1,398	1,305
Net investment securities gains	187	341	217

Total other income	20,204	18,532	18,435

Other expenses:
Salaries and employee benefits	25,456	23,959	23,346
Occupancy	3,602	3,389	2,893
Equipment	2,218	2,100	1,979
Data processing	2,105	1,884	1,828
Professional fees	1,260	931	1,309
Postage, stationery and supplies	1,093	1,043	1,132
Advertising and business development	2,499	2,102	1,778
Merchant credit card interchange	6,648	4,824	3,799
Provision for other real estate owned	—	1,217	1,415
Other operating expenses	2,269	2,283	2,024

Total other expenses	47,150	43,732	41,503

Income before income taxes	24,052	27,711	26,563
Income tax expense	7,419	8,639	8,128

Net income	$16,633	$19,072	$18,435

Basic earnings per share	$1.69	$1.95	$1.92

Diluted earnings per share	$1.67	$1.91	$1.87

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other			Total
		Par		Comprehensive	Retained	Treasury	Shareholders’
	Shares	Value	Surplus	(Loss) Income	Earnings	Stock	Equity
	(Dollars in thousands except share amounts)

Balance at December 31, 2002	10,924,868	$21,850	$4,586	$8,523	$88,374	$(11,391)	$111,942

Comprehensive income, net of tax
Net income					18,435		18,435
Unrealized holding loss during the year of $6,919, plus reclassification adjustment for net realized gains included in net income of $141				(7,060)			(7,060)

Total comprehensive income							11,375
Dividends declared ($0.49 per share)					(4,747)		(4,747)
Payment of note receivable on exercised options			100			(35)	65
Reissuance of treasury stock			123			88	211
Exercise of stock options (including tax benefit of $991 and share repurchases)			956			1,239	2,195
Purchase of treasury stock (7,500 common shares)						(149)	(149)

Balance at December 31, 2003	10,924,868	$21,850	$5,765	$1,463	$102,062	$(10,248)	$120,892

Comprehensive income, net of tax
Net income					19,072		19,072
Unrealized holding loss during the year of $809, plus reclassification adjustment for net realized gains included in net income of $222				(1,031)			(1,031)

Total comprehensive income							18,041
Dividends declared ($0.64 per share)					(6,237)		(6,237)
Reissuance of treasury stock			177			86	263
Exercise of stock options (including tax benefit of $1,721 and share repurchases)			1,809			(12)	1,797
Purchase of treasury stock (32,353 common shares)						(969)	(969)

Balance at December 31, 2004	10,924,868	$21,850	$7,751	$432	$114,897	$(11,143)	$133,787

Comprehensive income, net of tax
Net income					16,633		16,633
Unrealized holding loss during the year of $7,917, plus reclassification adjustment for net realized gains included in net income of $122				(8,039)			(8,039)

Total comprehensive income							8,594
Dividends declared ($0.72 per share)					(7,075)		(7,075)
Payment of note receivable on exercised options			100			(100)	—
Reissuance of treasury stock			148			128	276
Compensation expense- stock compensation plans			68				68
Exercise of stock options (including tax benefit of $825 and share repurchases)			954			1,290	2,244
Purchase of treasury stock (113,603 common shares)						(3,307)	(3,307)

Balance at December 31, 2005	10,924,868	$21,850	$9,021	$(7,607)	$124,455	$(13,132)	$134,587

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$16,633	$19,072	$18,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,071	2,868	2,577
Discount accretion	(592)	(759)	(818)
Premium amortization	1,256	890	757
Provision for loss on other real estate owned	—	1,217	1,415
Provision for loan losses	360	500	1,600
Deferred tax (benefit) provision	(259)	54	183
Purchases of interest-bearing deposits with other banks	(900)	(1,400)	—
Investment securities gains, net	(187)	(341)	(217)
Gains on sales of premises and equipment	(46)	(30)	(25)
Trading securities transactions, net	(901)	4	—
Origination of real estate loans for sale	(81,316)	(16,786)	(78,300)
Proceeds from sales of real estate loans originated for sale	81,172	16,585	82,067
Gain on sales of real estate loans originated for sale	(995)	(282)	(1,481)
Gain on sale of other real estate owned	(87)	—	—
Tax benefit on exercised options	825	1,721	991
Increase in cash surrender value of bank owned life insurance	(995)	(847)	(827)
FHLB of Chicago stock dividends	(969)	(2,064)	(986)
Increase in other assets	(549)	(2,092)	(230)
Increase in other liabilities	3,871	2,458	1,854

Net cash provided by operating activities	19,392	20,768	26,995
Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(6,288)	(35,520)	(6,829)
Proceeds from maturities, calls and paydowns	8,343	13,378	3,444
Securities available-for-sale:
Purchases	(175,729)	(767,544)	(634,417)
Proceeds from maturities, calls and paydowns	123,686	494,386	177,903
Proceeds from sales	85,576	238,205	173,456
Increase in loans	(239,867)	(156,328)	(7,259)
Purchases of premises and equipment, net of disposals	(8,966)	(3,912)	(9,463)
Investment in bank owned life insurance	—	(3,000)	(5,000)
Proceeds from sales of other real estate owned, net	10,634	7,538	2,534
Additional capitalized costs of other real estate owned	(758)	(2,386)	(12,135)

Net cash used in investing activities	(203,369)	(215,183)	(317,766)
Cash flows from financing activities:
Increase in noninterest-bearing demand deposits	13,416	15,150	2,295
Increase in interest-bearing deposits	155,730	240,884	191,476
Increase (decrease) in short-term borrowing obligations	4,926	(36,833)	(14,727)
Proceeds from FHLB of Chicago borrowings	15,000	20,920	85,000
Repayment of FHLB of Chicago borrowings	(42,530)	(21,002)	(25,500)
Proceeds from Trust Preferred Capital Securities	—	—	5,000
Purchases of treasury stock	(3,307)	(969)	(149)
Exercise of stock options, net	1,419	76	1,204
Payment of notes receivable on exercised options	—	—	65
Issuance of common stock for Employee Stock Purchase Plan	276	251	211
Cash dividends paid	(6,864)	(6,027)	(4,298)

Net cash provided by financing activities	138,066	212,450	240,577

Net increase (decrease) in cash and cash equivalents	(45,911)	18,035	(50,194)
Cash and cash equivalents at beginning of year	84,351	66,316	116,510

Cash and cash equivalents at end of year	$38,440	$84,351	$66,316

Supplemental disclosures:
Interest paid	$48,120	$29,705	$33,399
Income taxes paid	5,903	7,825	7,300
Transfer of loans to other real estate owned	—	96	—
Transfer of auto loans to repossessed autos	303	415	794
Transfer of furniture from OREO to fixed asset	53	—	—
Transfer of loans originated as held-for-sale to portfolio	925	150	394

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of First Oak Brook Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, Oak Brook Bank (the “Bank”) and First Oak Brook Capital Markets, Inc (“FOBCM”). Also included are the accounts of Oak Real Estate Development Corporation, West Erie, LLC, and OBB Real Estate Holdings, LLC (“OBREH”), all of which are wholly-owned subsidiaries of the Bank and OBB Real Estate Investments LLC, a subsidiary substantially owned by OBREH. All intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The consolidated statement of income for 2003 also included three wholly-owned statutory trust subsidiaries of the Company. On January 1, 2004, upon adoption of FIN No. 46R, the Company deconsolidated the three statutory trust subsidiaries. See Note 8 to these consolidated financial statements for more information.

Nature of Operations:  Through the Bank, the Company operates in a single line of business encompassing a general retail and commercial banking business, mainly in the Chicago Metropolitan area. The services offered include demand, savings and time deposits, corporate treasury management services, merchant credit card processing, commercial lending products and personal lending products. The Bank also operates a full service investment management and trust department. The Company also operates a broker/dealer subsidiary, FOBCM, which executes investment transactions primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth individuals and families.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s policies that govern the allowance for loan losses and income taxes require the most significant judgments and estimates. Actual results could differ from those estimates.

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

FOBCM purchases securities for trading purposes with the purpose of selling them in the near term to a specified buyer. Trading securities are recorded at fair value, with the unrealized gains and losses included in earnings.

The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and the accretion of discounts. Premiums are amortized to the earlier of maturity or call date while discounts are accreted to maturity based on the level-yield method. In the case of mortgage-backed securities, any premium or discount is taken over the estimated life of the security. Any remaining discount on a security that is called is immediately accreted into income. The cost of a security sold is based on the specific identification method.

The Company reviews the investment portfolio on a regular basis for other than temporary security impairments. In the event a specific security is determined to be other than temporarily impaired, the Company will reduce the carrying value of that security for the amount of the impairment.

Loans:  Loans are carried at the principal amount outstanding, net of unearned discount, including certain deferred loan origination fees and costs. Residential mortgage loans that are originated for sale are carried at lower of aggregate cost or market and are typically sold within 60 days. Interest income on loans is accrued based on principal amounts outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for Loan Losses:  The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, historical losses experienced by the industry, value of the underlying collateral and other relevant factors. Loans which are determined to be uncollectible are charged-off against the allowance for loan losses and recoveries of loans that were previously charged-off are credited to the allowance.

The Company’s charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records commercial loan charge-offs on the basis of management’s ongoing evaluation of collectibility. Consumer loans are generally charged-off at the earlier of the time management can quantify a loss or when the loan becomes 180 days past due. Indirect vehicle loans are generally charged-off within 120 days of being past due with the exception of a pending insurance claim or the pending resolution of a Chapter 13 bankruptcy payment plan.

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

Commercial, syndicated and real estate loans are placed on nonaccrual status when the collectibility of the contractual principal or interest is deemed doubtful by management or when the loan becomes 90 days or more past due and is not well secured or in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Premises and Equipment:  Premises, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is charged to expense using the straight-line method over the estimated useful life of the asset ranging from three to 30 years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease, including renewal option periods.

Other Real Estate Owned:  Other Real Estate Owned (“OREO”) is initially recorded at the net realizable value at the date title is obtained. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a provision for impairment is recorded through a charge to expense if the carrying value of a property exceeds its net realizable value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments:  The Company accounts for derivative financial instruments according to Statement of Financial Accounting Standard (SFAS) No. 133 “Accounting for Derivative Instruments and Related Hedging Activities” and its related amendments. All derivatives are recognized on the balance sheet at fair value, with changes in fair value recorded through earnings or other comprehensive income depending on whether certain hedge criteria are met.

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes:  The Company and its subsidiaries file consolidated income tax returns. The Bank provides for income taxes on a separate return basis and remits to the Company amounts determined to be currently payable. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the recognition of income and expenses for financial statement and income tax purposes. Such differences are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. When necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share:  Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options and restricted stock units.

Stock-Based Compensation:  The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). As a result, no compensation expense is recognized when options are granted under the Incentive Compensation Plan or when shares are purchased under the Employee Stock Purchase Plan. Compensation expense is recorded upon issuance of restricted stock units. See Note 14 to these consolidated financial statements for the pro forma effects of stock based compensation costs on net income and earnings per share.

Comprehensive Income:  Comprehensive income consists of net income and the change in net unrealized gains (losses) on available-for-sale securities and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

Cash and Cash Equivalents:  For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, Fed funds sold and interest-bearing deposits with other banks with original maturities of 90 days or less.

Reclassifications:  Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to their 2005 presentation.

New Accounting Standards:  In March 2004, the SEC released Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB No. 105), which summarizes the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. Specifically, SAB No. 105 addresses the Company entering into any commitments to extend a mortgage loan at a specified rate while intending to sell the mortgage loan after it is funded. SAB No. 105 is effective for loan commitments accounted for as derivatives and entered into after March 31, 2004. The Company adopted SAB No. 105 as of April 1, 2004 with no material effect on the consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R also provides implementation guidance and was effective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for most public companies’ interim period beginning after June 14, 2005 (the third quarter for calendar year-end companies). On April 14, 2005 the Securities and Exchange Commission (the “Commission”) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The Commission’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 14, 2005. As a result, the Company will adopt SFAS No. 123R on January 1, 2006, the beginning of its next fiscal year. The Company will recognize expense of approximately $45,000 in 2006 on stock option grants outstanding at December 31, 2005.

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

Cash and due from banks include reserve balances that the Bank is required to maintain in either vault cash or with the Federal Reserve Bank of Chicago. These required reserves are based principally on deposits outstanding. The average reserves required for 2005 and 2004 were $4,456,000 and $3,170,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Investment Securities

The aggregate amortized cost and fair value of securities, and gross unrealized gains and losses at December 31 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

2005
Securities available-for-sale:
U.S. Treasuries	$9,863	$—	$(82)	$9,781
U.S. Government agencies	682,426	210	(12,399)	670,237
State and municipal obligations	19,647	320	(218)	19,749
Corporate and other securities(1)	38,043	597	(130)	38,510

Total securities available-for-sale	$749,979	$1,127	$(12,829)	$738,277

Securities held-to-maturity:
U.S. Government agencies	$11,939	$1	$(185)	$11,755
State and municipal obligations	20,679	147	(399)	20,427
Corporate and other securities(1)	500	—	—	500

Total securities held-to-maturity	$33,118	$148	$(584)	$32,682

2004
Securities available-for-sale:
U.S. Treasuries	$20,525	$—	$(424)	$20,101
U.S. Government agencies	704,028	1,672	(2,526)	703,174
State and municipal obligations	23,193	837	(126)	23,904
Corporate and other securities(1)	37,788	1,848	(617)	39,019

Total securities available-for-sale	$785,534	$4,357	$(3,693)	$786,198

Securities held-to-maturity:
U.S. Government agencies	$15,176	$—	$(22)	$15,154
State and municipal obligations	19,793	275	(197)	19,871
Corporate and other securities(1)	500	—	—	500

Total securities held-to-maturity	$35,469	$275	$(219)	$35,525

(1)	Corporate and other securities include Trust Preferred Capital Securities (“TRUPS”), FNMA perpetual preferred stock, corporate debt and equity securities, foreign bonds and money market funds.

At December 31, 2005, the Company held $924,000 in U.S. Treasuries classified as trading. The Company held no securities classified as trading at December 31, 2004. The Company held non-marketable securities carried at cost (FHLB of Chicago stock) of $20,378,000 and $19,410,000 at December 31, 2005 and 2004, respectively.

The unrealized losses by investment type at December 31, 2005 and 2004 are shown below. The investment securities are shown at their fair value (rather than carrying value) and segregated by those securities that have been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in an unrealized loss position for less than twelve months and those securities that have been in an unrealized loss position for twelve months or more.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

2005
U.S. Treasuries	$9,781	$(82)	$—	$—	$9,781	$(82)
U.S. Government agencies	411,144	(6,158)	251,457	(6,426)	662,601	(12,584)
State and municipal obligations	14,218	(231)	8,629	(386)	22,847	(617)
Corporate and other securities	11,426	(73)	2,942	(57)	14,368	(130)

Total temporarily impaired securities	$446,569	$(6,544)	$263,028	$(6,869)	$709,597	$(13,413)

2004
U.S. Treasuries	$20,101	$(424)	$—	$—	$20,101	$(424)
U.S. Government agencies	268,594	(1,224)	39,314	(1,324)	307,908	(2,548)
State and municipal obligations	14,040	(192)	2,184	(131)	16,224	(323)
Corporate and other securities	6,599	(617)	—	—	6,599	(617)

Total temporarily impaired securities	$309,334	$(2,457)	$41,498	$(1,455)	$350,832	$(3,912)

At December 31, 2005, gross unrealized losses for the investment portfolio totaled $13,413,000, consisting of 151 securities. Of these securities, one is a U.S. Treasury, 64 are U.S. Government agencies, 78 are state and municipal obligations, and eight are corporate and other securities. The unrealized loss positions are primarily the result of the rising interest-rate environment experienced during 2005 and not the result of credit deterioration. The investment portfolio is reviewed by management on a regular basis for other than temporary security impairments. In the event the unrealized loss position is determined to be other than temporary, management reduces the carrying value of the security for the amount of the impairment. In conjunction with its review, the Company recorded an other-than-temporary impairment of $292,000 on 80,000 shares of FNMA Series G perpetual preferred stock originally purchased at a discounted price of $42.00 per share. At December 31, 2005, management asserts that all unrealized losses included in the table above are temporary in nature and no reduction in carrying value is deemed necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of investment securities at December 31, 2005, by contractual maturity, are shown below. Agency mortgage-backed securities and collateralized mortgage obligations are presented in the table based on their estimated average lives, which will differ from contractual maturities due to principal prepayments. Actual maturities of the securities may differ from that reflected in the table due to securities with call features. Such securities are assumed to be held to contractual maturity for maturity distribution purposes.

	December 31, 2005
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Securities available-for-sale:
Due in one year or less	$61,226	$60,692
Due after one year through five years	315,140	309,784
Due after five years through ten years	339,599	333,289
Due in over ten years	22,641	23,143
Other securities with no stated maturity date(1)	11,373	11,369

	$749,979	$738,277

Securities held-to-maturity:
Due in one year or less	$4,128	$4,103
Due after one year through five years	24,618	24,312
Due after five years through ten years	4,325	4,220
Due in over ten years	47	47

	$33,118	$32,682

(1)	Includes FNMA perpetual preferred stock, equity securities and money market funds, which have no stated maturity.

At December 31, 2005 and 2004, investment securities with a carrying value of $692,652,000 and $733,822,000, respectively, were pledged as collateral to secure certain deposits, securities sold under agreements to repurchase and FHLB of Chicago borrowings.

Proceeds from sales of available-for-sale investments in debt and equity securities during 2005, 2004 and 2003 were $85,576,000, $238,205,000 and $173,456,000, respectively. Gross gains of $1,172,000 and gross losses of $693,000 were realized on the sales in 2005. The proceeds from the sale of securities for 2005 exclude $1,817,000 of securities sales that settled in early 2006. Net securities gains of $187,000 for 2005 include a charge of $292,000 related to the other-than-temporary impairment of FNMA Series G perpetual preferred stock.

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

Periodically, the Company will sell options to securities dealers (“covered calls”) for the dealers’ right to purchase certain U.S. Treasuries or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. The option premium income generated by these transactions is recognized as other noninterest income when received. There were no call options outstanding at December 31, 2005 or 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.	Loans

Loans outstanding at December 31 follow:

	2005	2004
	(Dollars in thousands)

Commercial	$130,772	$116,653
Syndicated	63,272	34,958
Real Estate —
Construction, land acquisition and development	122,689	75,833
Commercial mortgage	279,018	247,840
Residential mortgage	130,819	109,097
Home equity	158,279	151,873
Indirect vehicle —
Auto	333,863	276,398
Harley Davidson motorcycle	71,341	51,560
Consumer	22,211	7,443

Total loans, net of unearned discount	$1,312,264	$1,071,655

Included in the total loan balance at December 31, 2005 and 2004 are net unamortized deferred fees and costs of $525,000 and $194,000, respectively. At December 31, 2005 and 2004, the Company has loans pledged of approximately $666.1 million and $432.1 million, respectively, towards certain borrowing arrangements.

The balance of residential mortgage loans includes loans held for sale of $843,000 and $629,000, at December 31, 2005 and 2004, respectively. These loans are typically sold with servicing released within 60 days of origination. The following table reconciles the change in residential mortgage loans held for sale in 2005 to the amounts presented in the consolidated statement of cash flows (dollars in thousands):

Balance at December 31, 2004	$629
Origination of real estate loans for sale	81,316
Proceeds from sales of real estate loans originated for sale	(81,172)
Gain on sales of real estate loans originated for sale	995
Noncash transfer of loans from originated for sale to portfolio	(925)

Balance at December 31, 2005	$843

An analysis of the allowance for loan losses follows:

	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of year	$8,546	$8,369	$7,351
Provision for loan losses	360	500	1,600
Recoveries	367	360	724
Charge-offs	(461)	(683)	(1,306)

Balance at end of year	$8,812	$8,546	$8,369

At December 31, 2005, the Company had nonaccrual loans totaling $150,000 which consisted of a commercial loan and a home equity line. The Company had no nonaccrual loans at December 31, 2004. At December 31, 2003, the Company had $293,000 of nonaccrual loans. There were no impaired loans at December 31, 2005, 2004 or 2003 and there were no impaired loans during either 2005 or 2004. The average balance of impaired loans for 2003 was $189,000 and the Company did not recognize any interest income associated with those loans while they were considered impaired. If interest had been accrued at its original rate, such income would have approximated $55,000 in 2003.

The Company had loans past due 90 days and still accruing interest totaling $647,000 and $148,000 at December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.	Premises and Equipment

A summary of premises and equipment at December 31 follows:

	2005	2004
	(Dollars in thousands)

Land	$11,009	$8,861
Buildings and improvements	35,032	31,054
Leasehold improvements	1,848	1,442
Data processing equipment, office equipment and furniture	19,303	17,584

	67,192	58,941
Less accumulated depreciation and amortization	(26,508)	(24,380)

Premises and equipment, net	$40,684	$34,561

The Company has entered into a number of non-cancellable operating lease agreements for certain of the Bank’s office premises. The minimum annual net rental commitments under these leases, which extend until 2015, are as follows:

(Dollars in thousands)

2006	$503
2007	493
2008	467
2009	450
2010	226
2011 and thereafter	474

$2,613

Total rental expense for 2005, 2004, and 2003 was approximately $595,000, $568,000 and $526,000 respectively, which included payment of certain occupancy expenses as defined in the lease agreements.

The Company’s aggregate future minimum net rental income to be received under non-cancellable leases from third party tenants is as follows:

(Dollars in thousands)

2006	$47
2007	32
2008	32
2009	33
2010	13

$157

The Company also receives reimbursement from its tenants for certain occupancy expenses including taxes, insurance and operational expenses, as defined in the lease agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.	Other Real Estate Owned

At December 31, 2005, Other Real Estate Owned (“OREO”) totaled $15,000 and consisted of the remaining unsold parking space of a 24 unit luxury condominium construction project with 53 deeded parking spaces. In 2005, the Company completed the sale of the remaining 10 units and 20 of the 21 parking spaces. At December 31, 2005, the Company is maintaining a warranty reserve to pay for any known or unknown possible obligations.

Title to the condominium property was acquired in November 2002 and recorded at its then net realizable value. In 2004 the Company recorded a provision for loss on OREO of $1,217,000. Through December 31, 2004, the Bank had recorded a cumulative provision for loss on this OREO project of approximately $2,632,000. No provision for loss was recorded in 2005. The Bank remains the plaintiff in a number of civil lawsuits brought against various individuals and entities which arose as a result of the fraud perpetrated by two of the original developers of this property. The amount and timing of any recoveries from the civil lawsuit or the government mandated restitution cannot be ascertained at this time.

At December 31, 2004, the Company had two properties in OREO totaling $9.857 million. The first property was 60 W. Erie which has a balance of $9.761 million and consisted of the remaining unsold units and parking spaces of the luxury condominium construction project. The second property was a commercial real estate property located in Chicago Heights, Illinois and was recorded at its net realizable value of $96,000. The Company recognized a gain of $87,000 on the sale of the Chicago Heights property during the second quarter of 2005.

Note 7.	Deposits

As of December 31, 2005, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

2006	$1,016,125
2007	46,411
2008	8,470
2009	3,749
2010	4,153
2011 and thereafter	364

Total	$1,079,272

The Company had no brokered time deposits at December 31, 2005. The Company had brokered time deposits totaling $10,061,000 at December 31, 2004.

Note 8.	Borrowings

The Company’s borrowings at December 31, 2005 and 2004 consisted of short-term borrowings, FHLB of Chicago borrowings and junior subordinated notes issued to capital trusts.

Short-term borrowings

Short-term borrowings include Fed funds purchased, securities sold under agreements to repurchase and treasury, tax and loan demand notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to short-term borrowings at December 31 is summarized as follows:

	2005	2004	2003
	(Dollars in thousands)

Fed funds purchased	$8,000	$—	$—
Securities sold under agreements to repurchase	23,531	25,285	54,487
Treasury, tax and loan demand notes	6,472	7,792	15,423

Total	$38,003	$33,077	$69,910

Average during the year	$39,834	$41,651	$78,779
Maximum month-end balance	96,611	63,644	94,607
Average rate at year-end	3.69%	1.73%	0.74%
Average rate during the year	2.77%	1.08%	1.05%

Fed funds purchased generally represent one day borrowings obtained from correspondent banks. The securities sold under agreements to repurchase generally represent revolving one day borrowings and are secured by U.S. Treasuries and U.S. Government agency securities. The balance at December 31, 2003 includes a term repurchase agreement with an original maturity of less than one year. The treasury, tax and loan demand notes are generally repaid within 90 days from the transaction date and are secured by municipal securities and commercial loans.

The Company has a revolving line of credit arrangement with an unaffiliated third party bank for $15 million which matures on April 1, 2006 and is expected to be renewed annually. The interest rate is determined at the time of each individual draw as a floating rate tied to LIBOR. There was no outstanding balance on this line at December 31, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FHLB of Chicago borrowings

FHLB of Chicago borrowings at December 31:

	2005		2004
Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)

February 7, 2005	$—	—%	$1,500	5.74%
February 19, 2005	—	—	10,000	5.97
February 22, 2005	—	—	5,000	2.13
March 21, 2005	—	—	5,000	6.53
March 21, 2005	—	—	5,000	6.20
March 21, 2005	—	—	5,000	7.14
May 3, 2005	—	—	6,000	4.37
October 31, 2005	—	—	5,000	2.75
March 1, 2006	10,000	2.05	10,000	2.05
April 3, 2006	10,000	2.03	10,000	2.03
February 5, 2007	2,000	5.83	2,000	5.83
January 12, 2008	15,000	5.23	15,000	5.23
February 19, 2008	6,000	6.04	6,000	6.04
December 30, 2008(1)	75,000	4.65	75,000	2.67
November 2, 2009(2)	888	4.22	918	4.22
March 22, 2010	5,000	4.58	—	—
July 27, 2010	10,000	4.53	—	—

Total/Average rate	$133,888	4.39%	$161,418	3.65%

(1)	Interest floats quarterly at 3-month LIBOR plus 12 basis points. Prepayable without penalties.

(2)	Advance requires amortizing principal payments monthly.

With the exception of the borrowing due December 30, 2008, these borrowings have a fixed interest rate for the term of the debt and can be prepaid only if approved by the FHLB of Chicago and may include a penalty assessment.

The Bank has entered into a collateral pledge agreement whereby the Bank has agreed to keep on hand, at all times, free of all other pledges, liens, and encumbrances, a portfolio of specifically listed first mortgage residential loans as collateral for the outstanding borrowings from the FHLB of Chicago. In addition, the Bank specifically pledged certain multi-family loans and U.S. Government agency securities to the FHLB of Chicago which increases the Company’s borrowing capacity. All stock in the FHLB of Chicago, totaling $20,378,000 and $19,410,000 at December 31, 2005 and 2004, respectively, is pledged as additional collateral for these borrowings.

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

In accordance with FIN No. 46R, these statutory trusts qualify as variable interest entities for which the Company is not the primary beneficiary and, therefore, are ineligible for consolidation. Accordingly, the statutory trusts were deconsolidated on January 1, 2004, and are accounted for using the equity method. The $23.713 million of junior subordinated notes issued by the Company to the statutory trusts are reflected in the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated balance sheets as “Junior subordinated notes issued to capital trusts.” The equity in the common securities of $713,000 is included in “Other assets” on the consolidated balance sheets.

The table below summarizes the outstanding junior subordinated notes and the related TRUPS issued by each trust as of December 31, 2005 (dollars in thousands):

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

In March 2005, the Federal Reserve issued its final ruling allowing the continued inclusion of outstanding and prospective issuances of TRUPS in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. In response to the Federal Reserve ruling and current pricing of new TRUPS offerings, effective April 1, 2005, the Company accelerated the amortization of the deferred issuance costs related to Statutory Trusts I and II to the par value call date rather than amortize to the maturity date. Statutory Trust III has been amortized to the par value call date since its inception.

Note 9.	Income Taxes

The components of income tax expense for the years ended December 31 follow:

	2005	2004	2003
	(Dollars in thousands)

Current provision	$7,678	$8,585	$7,945
Deferred (benefit) provision	(259)	54	183

Total income tax expense	$7,419	$8,639	$8,128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net deferred tax assets at December 31 consisted of the following:

	2005	2004
	(Dollars in thousands)

Gross deferred tax assets:
Book over tax loan loss reserve	$3,084	$2,991
Other real estate owned loss reserve	—	627
Other-than-temporary impairment	102	—
Retirement plan	436	637
Deferred compensation plans	1,452	1,275
State net operating loss carryforward	1,776	896
Unrealized losses on securities available for sale	4,096	—
Other	212	36

Total gross deferred tax assets	11,158	6,462
Less valuation allowance	(1,776)	(896)

Deferred tax assets	9,382	5,566
Gross deferred tax liabilities:
Unrealized gains on securities available-for-sale	—	232
Accretion of discount on securities	117	167
Depreciation	1,035	1,308
Book over tax basis of land	241	241
FHLB of Chicago stock dividends	1,187	1,478
Deferred loan costs	656	600
Prepaid expenses	287	268

Total gross deferred tax liabilities	3,523	4,294

Net deferred tax asset	$5,859	$1,272

At December 31, 2005, the Company has a state net operating loss carry forward of approximately $37.4 million. Of this amount, $315,000 will expire in 2015, $14,474,000 will expire in 2016, $18,845,000 will expire in 2017, and $3,785,000 will expire in 2022. Realization of deferred tax assets is dependent upon the generation of future taxable income by the Company within the allowable net operating loss carryforward period. In consideration of net losses incurred, management has provided a valuation allowance to reduce the net carrying value of deferred tax assets. The amount of this valuation allowance is subject to adjustment by management in future periods based upon its assessment of evidence supporting the degree of probability that deferred tax assets will be realized. The Company’s total valuation allowance had a net change of $880,000 during the year. The Company’s net deferred tax asset is included in the consolidated balance sheets as Other liabilities. At December 31, 2005, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets net of the valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rates for 2005, 2004, and 2003 were 30.8%, 31.2%, and 30.6%, respectively. Income tax expense was less than the amount computed by applying the Federal statutory rate of 35% for 2005, 2004 and 2003 due to the following:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Tax expense at statutory rate	$8,418	$9,699	$9,297
Decrease in taxes resulting from:
Income from state and municipal obligations and certain loans not subject to Federal income taxes	(502)	(588)	(624)
Bank owned life insurance	(348)	(296)	(290)
Other miscellaneous, net	(149)	(176)	(255)

Total income tax expense	$7,419	$8,639	$8,128

Note 10.	Shareholders’ Equity

At December 31, 2005, the Company has reserved for issuance 900,492 shares of Common Stock for the Incentive Compensation Plan and 113,992 shares for the Employee Stock Purchase Plan.

Payment of dividends by the Bank is subject to both Federal and state banking laws and regulations that limit the amount of dividends that can be paid by the Bank without prior regulatory approval. At December 31, 2005, $34,101,000 of undistributed earnings was available for the payment of dividends by the Bank without prior regulatory approval.

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

Regulations require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital, minimum ratios of total and Tier 1 capital to risk-weighted assets, and a minimum ratio of Tier 1 capital to average assets to ensure capital adequacy. Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company and the Bank’s actual capital amounts and ratios are presented in the following table. As of December 31, 2005 and 2004, the most recent regulatory notification categorized the Bank as well capitalized. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, there are no conditions or events since that notification that management believes have changed the institution’s category.

			Capital Required To Be
			Adequately
	Actual		Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Consolidated	$173,992	10.77%	$129,223	8.00%	$161,529	10.00%
Oak Brook Bank	161,500	10.06	128,462	8.00	160,577	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$165,180	10.23%	$64,611	4.00%	$96,917	6.00%
Oak Brook Bank	152,688	9.51	64,231	4.00	96,346	6.00
Tier 1 Capital (to Average Assets)
Consolidated	$165,180	7.36%	$89,732	4.00%	$112,165	5.00%
Oak Brook Bank	152,688	6.85	89,173	4.00	111,467	5.00
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Consolidated	$164,566	12.20%	$107,883	8.00%	$134,853	10.00%
Oak Brook Bank	150,547	11.24	107,119	8.00	133,898	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$156,019	11.57%	$53,941	4.00%	$80,912	6.00%
Oak Brook Bank	142,000	10.61	53,559	4.00	80,339	6.00
Tier 1 Capital (to Average Assets)
Consolidated	$156,019	7.47%	$83,537	4.00%	$104,421	5.00%
Oak Brook Bank	142,000	6.82	83,238	4.00	104,048	5.00

Note 12.	Earnings Per Share

The following table sets forth the computation for basic and diluted EPS for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Net income	$16,633,000	$19,072,000	$18,435,000

Denominator for basic EPS—weighted average common shares outstanding	9,846,806	9,763,936	9,618,815
Effect of dilutive securities:
Stock options issued to employees and directors	134,856	241,365	255,343
Restricted stock units issued to employees	21	—	—

Denominator for diluted earnings per share	9,981,683	10,005,301	9,874,158

Earnings per share:
Basic	$1.69	$1.95	$1.92
Diluted	$1.67	$1.91	$1.87

Weighted average options outstanding that were not included in the denominator for diluted EPS totaled 124,066 for 2005; 66,360 for 2004; and 695 for 2003 because their effect would be antidilutive. Weighted average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock units totaling 6,154 were antidilutive for 2005. There were no restricted stock units outstanding during 2004 or 2003.

Note 13.	Contingencies

The Company and the Bank are not subject to any material pending or threatened legal actions as of December 31, 2005.

Note 14.	Stock-Based Compensation

In 2004, the Company’s shareholders approved the nonqualified Incentive Compensation Plan which superseded the previous Stock Incentive Plan. The Incentive Compensation Plan allows the Company to grant stock options, deferred directors’ shares, restricted stock units, stock appreciation rights and other stock compensation to employees, directors and consultants. As of December 31, 2005, the Company has outstanding stock options to employees and directors, restricted stock units issued to employees and deferred stock units issued to certain outside directors in lieu of directors’ fees.

During 2005, the Company granted a total of 8,908 restricted stock units (“RSUs”) under the Incentive Compensation Plan with a weighted average grant date fair value of $29.04. The RSUs are subject to various vesting schedules and terms, subject to accelerated vesting upon death or disability or a change in control, or may be forfeited in certain circumstances. Additional units are credited to each recipient at the time dividends are paid on the Company’s common stock. As required by APB No. 25, compensation expense for the issuance of restricted stock units is recognized over the required service period based on the fair value of the units on the date of grant. The fair value of a unit was based on the closing price per share of common stock on the day prior to the grant. Receipt of the equity awards is conditioned on the recipient being or becoming a party to an agreement with the Company regarding confidentiality, non-solicitation of employees and customers, and prohibited conduct. Included in the determination of net income as reported for 2005 is compensation expense related to RSUs of $25,000 ($16,000 net of tax). There were no RSUs awarded or outstanding during 2004.

Deferred stock units are maintained on the Company’s books and represent an obligation to issue shares of Common Stock to the outside directors. The number of units credited will be equal to the directors’ fees that would have been received divided by the closing price of the Common Stock on the last trading day of the preceding quarter. Additional units will be credited at the time dividends are paid on the Common Stock. At December 31, 2005, the Company has 39,978 deferred directors’ stock units totaling $828,000.

Stock options, which may be granted at a price not less than the market value on the date of grant, are subject to various vesting schedules and terms, with the maximum term being ten years. No compensation expense was recognized in the consolidated financial statements with respect to the granting of stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at the beginning of the year	586,672	$17.21	719,262	$12.64	830,267	$10.81
Granted	68,000	28.95	96,000	32.73	90,750	20.51
Exercised	(151,972)	12.51	(222,770)	9.18	(189,605)	7.87
Forfeited	(21,160)	22.09	(5,820)	16.49	(12,150)	20.58
Expired	(8,000)	32.52	—	—	—	—

Outstanding at the end of the year	473,540	$19.93	586,672	$17.21	719,262	$12.64

Exercisable at the end of the year	441,730	$19.58	349,662	$12.63	478,622	$10.39

Exercise prices for options outstanding as of December 31, 2005 ranged from $7.59 to $33.70 per share.

Using a range of exercise prices, the following table summarizes the number and weighted-average exercise price for options outstanding and separately for options exercisable. In addition, weighted-average contractual life is disclosed on options outstanding at December 31, 2005.

	Options Outstanding				Options Exercisable
		Weighted-Average
Range of	Number	Remaining		Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$ 7.59 − 10.00	36,000	1	.0 years	$7.67	36,000	$7.67
10.01 − 15.00	144,240	3.4		12.25	138,030	12.26
15.01 − 20.00	74,100	5.4		17.71	73,500	17.70
20.01 − 25.00	70,200	6.6		20.63	69,300	20.63
25.01 − 30.00	85,000	6.4		29.13	62,500	29.52
30.01 − 33.70	64,000	7.1		33.70	62,400	33.70

Total	473,540	5	.1 years	$19.93	441,730	$19.58

The Company has an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to withhold up to 15% of their salary, subject to IRS limitations, for the purchase of the Company’s Common Stock. Ineligible employees include those who own 5% or greater of the Company’s stock and seasonal employees. Amounts withheld are maintained by the Bank as a noninterest-bearing liability and used to purchase stock at a discount price of up to 10% of the lesser of the fair market value of the common stock on the first day or the last day of the six-month offering period. During 2005, 2004 and 2003, the Company issued 10,745, 9,303 and 10,779 shares at a discount of 7%. Under APB No. 25, no compensation expense was recognized in the consolidated financial statements with respect to this plan in 2005, 2004 or 2003. On December 1, 2005, the Company modified the ESPP offering to classify the plan as non-compensatory under SFAS No. 123R. The modification reduced the discount percentage and eliminated the look-back option. As such, amounts withheld are used to purchase stock at a discount price of up to 5% of the fair market value of the common stock on the last day of the six month offering period. As a result of the modifications, no recognition of compensation expense will be required in regards to the ESPP upon the Company’s adoption of SFAS NO. 123R on January 1, 2006.

In connection with the Company’s former Chief Executive Officer’s (“CEO”) retirement, on May 10, 2005, 9,000 unvested stock options held by the former CEO became fully vested and the expiration date of the stock options was extended to August 1, 2007. In accordance with APB No. 25, the Company was required to record

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense of approximately $24,000 due to the modification of the expiration date for these options. No changes were made with respect to the options held by the former CEO which had already fully vested.

On May 10, 2005, the Independent Directors Committee and the Board of Directors approved accelerating the vesting of certain of the Company’s outstanding out-of-the-money, unvested stock options awarded to employees and officers (including options held by executive officers and non-employee directors). An unvested stock option was considered out-of-the-money if the exercise price was greater than $28.20, the closing price of the Company’s common stock on May 9, 2005, as reported on the NASDAQ National Market. The accelerated vesting was effective as of May 10, 2005. Future compensation expense under SFAS No. 123R that would be avoided, based upon the effective date of January 1, 2006, was approximately $245,000, $174,000, $136,000 and $39,000 in fiscal years 2006, 2007, 2008, and 2009, respectively. All of the other terms and conditions applicable to the outstanding stock options remained unchanged.

On December 30, 2005, the Independent Directors Committee of the Board of Directors approved accelerating the vesting of certain of the Company’s outstanding in-the-money, unvested stock options awarded to employees and officers (including options held by executive officers and non-employee directors). An unvested stock option was considered in-the-money if the closing market price of the Company’s common stock on December 29, 2005 ($28.03 as reported on the NASDAQ National Market) was greater than the exercise price of the stock option. The accelerated vesting was effective as of December 30, 2005. The future compensation expense that would be avoided was approximately $84,000, $42,000, and $3,000 in fiscal years 2006, 2007, and 2008, respectively. All of the other terms and conditions applicable to the outstanding stock options remain unchanged. Since this vesting acceleration applied to in-the-money options, the Company was required to recognize compensation expense during the fourth quarter of 2005 under APB No. 25. This expense of approximately $19,000 was calculated using the intrinsic value of the in-the-money stock options on December 30, 2005 as defined by FIN No. 44 and the Company’s historical forfeiture rate of 4.77%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2005	2004	2003

Incentive Compensation Plan:
Total number of options granted during the year	68,000	96,000	90,750
Risk-free interest rate	4.02%	3.79%	3.38%
Expected life, in years	6.35	6.32	6.48
Expected volatility	26.7%	28.1%	28.5%
Expected dividend yield	3.1%	2.2%	3.0%
Estimated fair value per option	$6.75	$8.92	$5.16
Employee Stock Purchase Plan:
Risk-free interest rate	3.82%	2.04%	1.07%
Expected life, in years	0.5	0.5	0.5
Expected volatility	21.6%	23.7%	25.0%

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Years Ended December 31,
	2005	2004	2003

Net income as reported	$16,633,000	$19,072,000	$18,435,000
Less stock-based compensation expense determined under fair value based methods, net of tax:
Incentive Compensation Plan	(794,000)	(326,000)	(249,000)
Employee Stock Purchase Plan	(26,000)	(27,000)	(21,000)

Pro forma net income	$15,813,000	$18,719,000	$18,165,000

Earnings per share as reported:
Basic	$1.69	$1.95	$1.92
Diluted	$1.67	$1.91	$1.87
Pro forma earnings per share:
Basic	$1.61	$1.92	$1.89
Diluted	$1.58	$1.87	$1.84

The pro forma compensation expense includes the expense that would have been recognized on shares where the vesting schedule was accelerated.

Note 15.	Employee Benefit Plans

The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed 25%. The Company matches dollar for dollar up to 4% of the employee’s eligible salary. All participant and employer contributions are 100% vested. For 2005, 2004 and 2003, the Company’s expense for this plan was $610,000, $580,000, and $541,000, respectively.

The Company has a profit sharing plan, under which the Company, at its discretion, could contribute up to the maximum amount deductible for the year. For 2005, 2004 and 2003, the Company’s expense for this plan was $349,000, $340,000 and $322,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an executive deferred compensation plan. The purpose of this non-qualified plan is to allow certain executive officers the opportunity to maximize their elective contributions to the 401(k) savings plan and provide contributions notwithstanding certain restrictions or limitations in the Internal Revenue Code. The Company has both an asset and an offsetting liability recorded in the consolidated financial statements totaling $2,199,000 and $2,292,000 at December 31, 2005 and 2004, respectively. For 2005, 2004 and 2003, the Company’s expense for this plan was $113,000, $99,000 and $152,000, respectively.

The Company has entered into supplemental pension benefit agreements with certain senior executive officers. Under these agreements, the Company is obligated to provide at a prescribed retirement date, a supplemental pension based upon a percentage of the executive officer’s final base salary. The Company’s liability recorded for this plan totaled $1,789,000 and $1,819,000 at December 31, 2005 and 2004, respectively. On December 30, 2005, the Company amended the former CEO’s agreement which allowed for a $542,000 lump sum distribution payable January 31, 2006 in full satisfaction of his agreement. As a result of the amendment, the Company recorded a reduction in benefits expense for this plan by approximately $232,000 resulting in recognized income of $30,000 related to this plan for 2005. The Company’s expense for this plan was $363,000 in 2004 and $291,000 in 2003.

Note 16.	Related Party Transactions

The Bank has made, and expects in the future to continue to make, loans to the directors, executive officers (as defined by the FDIC) and affiliates of the Bank and the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility. The aggregate amount of these loans was $13,632,000 and $7,828,000 at December 31, 2005 and 2004, respectively. During 2005, principal additions totaled $14,405,000, principal payments totaled $6,227,000 and loans sold totaled $465,000. Loans totaling $1,909,000 were removed which related to executive officers who are no longer employed by the Bank.

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

During 2003, principal additions totaled $8,462,000 and principal payments totaled $9,276,000. During 2003, a loan of $26,000 was removed due to the employee no longer being defined as an executive officer.

At December 31, 2005 and 2004, directors, executive officers (as defined by the FDIC) and affiliates of the Bank and Company held deposit accounts at the Bank totaling $7,282,000 and $5,041,000, respectively. The Bank also makes loans to, and holds deposits of employees, other than executive officers (as defined by the FDIC). These transactions are made over the normal course of business and on substantially the same terms as those with unrelated parties.

Certain principal shareholders of the Company are also principal shareholders of Amalgamated Investments Company, parent of Amalgamated Bank of Chicago. The Bank may enter into loan participations with Amalgamated Bank of Chicago; however, the Company had no participations purchased from or sold to Amalgamated Bank of Chicago at December 31, 2005 and 2004.

Note 17.	Commitments and Financial Instruments With Off Balance Sheet Risk

In the normal course of business, the Company is a party to credit-related financial instruments that are not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, performance standby letters of credit and financial standby letters of credit (collectively “commitments”). The collateral held for these commitments varies as defined by the underlying borrowing agreement.

The Company’s exposure to credit loss in the event of nonperformance by the other party to a commitment is limited to its contractual amount. Many commitments expire without being used. Therefore, the amounts stated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of these commitments to extend credit at December 31 follows:

	2005	2004
	(Dollars in thousands)

Commercial loans	$62,558	$55,803
Syndicated loans	96,362	62,576
Construction, land acquisition and development loans	133,864	93,979
Commercial mortgage	3,857	1,351
Home equity loans	190,048	156,036
Residential mortgage	1,315	127
Check credit	713	727
Consumer	217	35
Performance standby letters of credit	13,487	12,034
Financial standby letters of credit	11,889	6,922

Total commitments	$514,310	$389,590

There were no amounts recorded as liabilities for outstanding standby letters of credit as of December 31, 2005 or 2004. Of these guarantees, 41% have terms of less than one year; 24% have terms of one to three years; 30% have terms of three to five years; and 5% have terms of five years or more. The Company’s exposure to loss on the guarantee is minimal as it is the Company’s policy to fully collateralize each standby letter of credit.

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

Cash and due from banks, Fed funds sold and interest-bearing deposits:  The carrying amounts reported on the balance sheet for cash and due from banks, Fed funds sold and interest-bearing deposits with other banks approximate fair value.

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

Bank Owned Life Insurance (“BOLI”):  BOLI is recorded at the cash surrender value of the life insurance contracts which approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FHLB of Chicago borrowings:  The fair value of the FHLB of Chicago borrowings is obtained from the FHLB which uses a discounted cash flow calculation that utilizes interest rates currently being offered for similar maturities.

Junior subordinated notes issued to capital trusts:  The fair value of the fixed rate junior subordinated notes is estimated using a discounted cash flow calculation that utilizes interest rates currently being offered for similar maturities. The carrying value of the adjustable rate junior subordinated notes approximates fair value due to the repricing frequency.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Company’s significant financial instruments as of December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Financial Assets
Cash and due from banks, Fed funds sold and interest-bearing deposits with other banks	$40,761	$40,761	$85,752	$85,752
Investment securities	792,697	792,261	841,077	841,133
Loans	1,312,264	1,293,858	1,071,655	1,068,058
Bank Owned Life Insurance	25,853	25,853	24,858	24,858
Accrued interest receivable	11,806	11,806	10,884	10,884
Financial Liabilities
Time deposits	1,079,272	1,075,066	991,480	989,816
Other deposits	804,410	804,410	723,056	723,056
Short-term debt	38,003	38,003	33,077	33,077
FHLB of Chicago borrowings	133,888	134,567	161,418	162,388
Junior subordinated notes	23,713	24,641	23,713	24,641
Accrued interest payable	7,252	7,252	5,187	5,187
Off-balance sheet commitments
Performance standby letters of credit	—	135	—	120
Financial standby letters of credit	—	119	—	69
Home equity	—	136	—	132
Check credit	—	18	—	19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.	Parent Company Only Financial Information

Following are the condensed balance sheets, statements of income and cash flows for First Oak Brook Bancshares, Inc.:

Balance Sheets (Parent Company Only)

	December 31,
	2005	2004
	(Dollars in thousands)

Assets
Cash and cash equivalents on deposit with subsidiary	$6,985	$7,782
Interest-bearing deposits with other banks	918	—
Investment in subsidiaries	146,092	143,550
Securities available-for-sale, at fair value	5,702	4,325
Due from subsidiaries	595	3,464
Equipment, net	56	88
Other assets	4,528	3,702

Total Assets	$164,876	$162,911

Liabilities and Shareholders’ equity
Junior subordinated notes issued to capital trusts	$23,713	$23,713
Other liabilities	6,576	5,411

Total Liabilities	30,289	29,124
Shareholders’ Equity	134,587	133,787

Total Liabilities and Shareholders’ Equity	$164,876	$162,911

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income (Parent Company Only)

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Income:
Dividends from subsidiaries	$8,449	$9,324	$8,946
Interest income	542	363	215
Other income	963	961	915
Investment securities gains, net	371	—	288

Total income	10,325	10,648	10,364

Expenses:
Interest on junior subordinated notes issued to capital trusts	1,952	1,526	—
Interest on Trust Preferred Capital Securities	—	—	1,247
Other expenses	3,194	3,422	3,541

Total expenses	5,146	4,948	4,788

Income before income taxes and equity in undistributed net income of subsidiaries	5,179	5,700	5,576
Income tax benefit	1,150	1,271	1,187

Income before equity in undistributed net income of subsidiaries	6,329	6,971	6,763
Equity in undistributed net income of subsidiaries	10,304	12,101	11,672

Net income	$16,633	$19,072	$18,435

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$16,633	$19,072	$18,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32	32	26
Discount accretion	—	—	7
Premium amortization	24	24	—
Purchases of interest-bearing deposits with other banks	(900)	—	—
Investment securities gains, net	(371)	—	(288)
Tax benefit on exercised options	825	1,721	991
Decrease (increase) in other assets	208	(324)	(620)
Increase in other liabilities	1,163	250	1,102
Decrease (increase) in due from subsidiaries	2,869	(2,627)	22
Equity in undistributed net income of subsidiaries	(10,304)	(12,101)	(11,672)

Net cash provided by operating activities	10,179	6,047	8,003
Cash flows from investing activities:
Purchases of available-for-sale securities	(8,342)	(1,642)	(5,042)
Sales of available-for-sale securities	5,856	817	3,313
Purchases of equipment	—	(33)	(38)

Net cash used in investing activities	(2,486)	(858)	(1,767)
Cash flows from financing activities:
Proceeds from Trust Preferred Capital Securities	—	—	5,000
Exercise of stock options, net	1,419	76	1,204
Payment of notes receivable on exercised options	—	—	65
Issuance of common stock for Employee Stock Purchase Plan	276	251	211
Purchases of treasury stock	(3,307)	(969)	(149)
Cash dividends paid	(6,864)	(6,027)	(4,298)
Capital contribution to subsidiary	(14)	(1,000)	(4,156)

Net cash used in financing activities	(8,490)	(7,669)	(2,123)

Net (decrease) increase in cash and cash equivalents	(797)	(2,480)	4,113
Cash and cash equivalents at beginning of year	7,782	10,262	6,149

Cash and cash equivalents at end of year	$6,985	$7,782	$10,262

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Oak Brook Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of First Oak Brook Bancshares, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Oak Brook Bancshares, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Oak Brook Bancshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2006, expressed an unqualified opinion on management’s assessment, and the effective operation, of internal control over financial reporting.

Chicago, Illinois
February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
First Oak Brook Bancshares, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that First Oak Brook Bancshares, Inc. (a Delaware corporation) and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. First Oak Brook Bancshares, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Oak Brook Bancshares, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Oak Brook Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Oak Brook Bancshares, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended, and our report dated February 21, 2006, expressed an unqualified opinion on those financial statements.

Chicago, Illinois
February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of First Oak Brook Bancshares, Inc.:

We have audited the accompanying consolidated balance sheet of First Oak Brook Bancshares Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the First Oak Brook Bancshares, Inc. as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Chicago, Illinois
March 10, 2005

ITEM 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On March 25, 2005, the Audit Committee of the Board of Directors of First Oak Brook Bancshares, Inc. (the “Company”) dismissed KPMG LLP as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company. The dismissal was effective for the fiscal year which commenced January 1, 2005.

The audit reports of KPMG LLP on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2004 and 2003, and through the date of dismissal of KPMG LLP, there were no disagreements with KPMG LLP on matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement in its reports on the financial statements for such fiscal years. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the “Commission”) for the fiscal years ended December 31, 2004 and 2003.

The Company’s Audit Committee engaged Grant Thornton LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2005. Shareholders ratified the appointment of Grant Thornton LLP as independent auditor at the 2005 Annual Meeting of Shareholders.

During the years ended December 31, 2004 and December 31, 2003 and the subsequent period prior to engaging Grant Thornton LLP, the Company did not consult with Grant Thornton LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	Controls and Procedures

EVALUATION OF CONTROLS AND PROCEDURES

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

CHANGE IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In the fourth quarter of 2005, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer,

the Company’s management assessed the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2005. Based on this evaluation under the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors And Executive Officers Of The Registrant

See information under the caption “Directors and Executive Officers” regarding the director and executive officers of the Company in the Company’s Proxy Statement for its 2006 Annual Meeting to be filed by April 7, 2006, which is incorporated herein by reference.

See information regarding the Company’s Audit Committee of its Board of Directors and its “Audit Committee Financial Expert” under the caption “Board of Directors, Meetings, Committees, Functions, Membership and Compensation” in the Company’s Proxy Statement for its 2006 Annual Meeting to be filed by April 7, 2006, which is incorporated herein by reference.

See information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2006 Annual Meeting to be filed by April 7, 2006, which is incorporated herein by reference.

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

See information under the captions “Independent Committee Interlocks and Insider Participation”, “Report of Independent Directors Committee on Executive Compensation and Other Compensation Matters”, “Summary Compensation Table”, “Summary Compensation Table Footnotes”, “Transitional Employment and Other Agreements with Executive Officers”, “Stock Option Grants Table”, “Aggregated Stock Option Exercises in Last Fiscal Year and Year-End Option Values”, and “Five Year Performance Comparison” included in the Company’s Proxy Statement for its 2006 Annual Meeting to be filed by April 7, 2006, which is incorporated herein by reference.

ITEM 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

See information under the caption “Information Concerning Security Ownership of Certain Beneficial Owners and Management” included in the Company’s Proxy Statement for its 2006 Annual Meeting to be filed by April 7, 2006, which is incorporated herein by reference.

The following table summarizes information as of December 31, 2005 relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance:

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted-Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Incentive compensation plan(1)	521,741	$19.93(2)	378,751
Employee stock purchase plan	N/A	N/A	113,992
Equity compensation plans not approved by security holders	—	—	—

(1)	As of December 31, 2005, the Company has outstanding stock options to employees and directors totaling 473,540, deferred stock units issued to outside directors in lieu of directors’ fees totaling 39,978 and outstanding restricted stock units to employees totaling 8,223.

(2)	Since the deferred stock units and the restricted stock units granted under the Incentive Compensation Plan do not have an exercise price and are settled only for shares of the Company’s Common Stock on a one-for-one basis, these units have been disregarded for purposes of computing the weighted-average exercise price.

ITEM 13.	Certain Relationships And Related Transactions

See information under the caption “Transactions with Related Persons” included in the Company’s Proxy Statement for its 2006 Annual Meeting to be filed by April 7, 2006, which is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

See information under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement for its 2006 Annual Meeting to be filed by April 7, 2006, which is incorporated herein by reference.

PART IV

ITEM 15.	Exhibit and Financial Statement Schedules

(a)  1.  FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this document under Item 8:

Consolidated Balance Sheets — December 31, 2005 and 2004

Consolidated Statements of Income for each of the three years in the period ended December 31, 2005

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

     2.  FINANCIAL STATEMENT SCHEDULES

All schedules have been included in the consolidated financial statements or the notes thereto or are either not applicable or not significant.

(b)	EXHIBITS

Documents indicated by “*” are filed with this Form 10-K.

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference.)

Exhibit (3.2)	Amended and Restated By-Laws of the Company as amended through January 27, 2004 (Exhibit 3.2 to the Company’s Form 10-Q Quarterly report for the period ended March 31, 2004, incorporated herein by reference.)

Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 1999, incorporated herein by reference.)

Exhibit (4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference.)

Exhibit (4.3)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference.)

Exhibit (4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference.)

Exhibit (10.1)	Thirteenth Amendment to Revolving Credit Agreement between First Oak Brook Bancshares, Inc. and LaSalle Bank National Association dated April 1, 2005. (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2005, incorporated herein by reference.)

Exhibit (10.2)	First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan effective November 1, 1997. (Exhibit 10.3 to the Company’s Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.)

Exhibit (10.3)	First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan effective January 23, 2001. (Appendix A to the Company’s Proxy and Notice of Annual Meeting of Shareholders filed April 2, 2001, incorporated herein by reference.)

Exhibit (10.4)	License Agreement, between Jack Henry & Associates, Inc. and First Oak Brook Bancshares, Inc. dated March 10, 1993. (Exhibit 10.8 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.)

Exhibit (10.5)	Form of Transitional Employment Agreement for Richard M. Rieser, Jr. and Frank M. Paris. (Exhibit 10.9 to the Company’s Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference.)

Exhibit (10.6)	Form of Transitional Employment Agreement for Senior Officers. (Exhibit 10.10 to the Company’s Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference.)

Exhibit (10.7)	Form of Agreement Regarding Post-Employment Restrictive Covenants for Eugene P. Heytow, Richard M. Rieser, Jr. and Frank M. Paris. (Exhibit 10.11 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.)

Exhibit (10.8)	Form of Supplemental Pension Benefit Agreement for Eugene P. Heytow. (Exhibit 10.12 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.)

Exhibit (10.9)	Form of Supplemental Pension Benefit Agreement for Richard M. Rieser, Jr. (Exhibit 10.13 to the Company’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.)

Exhibit (10.10)	Senior Executive Insurance Plan. (Exhibit 10.14 to the Company’s Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference.)

Exhibit (10.11)	First Oak Brook Bancshares, Inc. Annual Performance Bonus Plan effective January 1, 2001. (Appendix B to the Company’s Proxy and Notice of Annual Meeting of Shareholders filed April 2, 2001, incorporated herein by reference.)

Exhibit (10.12)	First Oak Brook Bancshares, Inc. Directors Stock Plan (Form S-8 filed October 25, 1999, incorporated herein by reference.)

Exhibit (10.13)	First Oak Brook Bancshares, Inc. Incentive Compensation Plan (Appendix A to the Company’s Proxy and Notice of Annual Meeting of Shareholders filed March 30, 2004, incorporated herein by reference.)

Exhibit (10.14)	Form of Stock Option Agreement under the Company’s Incentive Compensation Plan (Exhibit 10.14 to the Company’s Form 10-K Annual Report for the year ended December 31, 2004, incorporated herein by reference.)

Exhibit (10.15)	Form of Restricted Stock Unit Award Agreement under the Company’s Incentive Compensation Plan (Exhibit 10.15 to the Company’s Form 10-K Annual Report for the year ended December 31, 2004, incorporated herein by reference.)

Exhibit (10.16)	Form of Agreement Regarding Confidentiality, Non-Solicitation of Customers and Employees and Prohibited Conduct Plan (Exhibit 10.16 to the Company’s Form 10-K Annual Report for the year ended December 31, 2004, incorporated herein by reference.)

Exhibit (10.17)	Form of Retirement Agreement for Eugene P. Heytow (Exhibit 99.1 to the Company’s Form 8-K Current Report filed March 9, 2005, incorporated herein by reference.)

Exhibit (10.18)	Form of Separation Agreement and General Release for Brian C. England.*

Exhibit (10.19)	Amendment to the Supplemental Pension Benefit Agreement between the Company and Eugene P. Heytow, effective as of December 30, 2005 (Exhibit 10.1 to the Company’s Form 8-K Current Report filed January 6, 2006, incorporated herein by reference.)

Exhibit (21)	Subsidiaries of the Registrant.*

Exhibit (23.1)	Consent of Grant Thornton LLP.*

Exhibit (23.2)	Consent of KPMG LLP.*

Exhibit (31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard M. Rieser, Jr., Chief Executive Officer.*

Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*

Exhibit (32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Richard M. Rieser, Jr., Chief Executive Officer.*

Exhibit (32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*

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

First Oak Brook Bancshares, Inc.
(Registrant)

By:	/s/ Richard M. Rieser, Jr.
Richard M. Rieser, Jr.,
Chief Executive Officer

DATE: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene P. Heytow Eugene P. Heytow	Chairman of the Board	March 9, 2006

/s/ Frank M. Paris Frank M. Paris	Vice Chairman of the Board	March 9, 2006

/s/ Richard M. Rieser, Jr. Richard M. Rieser, Jr.	Chief Executive Officer and Director	March 9, 2006

/s/ Miriam Lutwak Fitzgerald Miriam Lutwak Fitzgerald	Director	March 9, 2006

/s/ Geoffrey R. Stone Geoffrey R. Stone	Director	March 9, 2006

/s/ Michael L. Stein Michael L. Stein	Director	March 9, 2006

/s/ Stuart I. Greenbaum Stuart I. Greenbaum	Director	March 9, 2006

/s/ John W. Ballantine John W. Ballantine	Director	March 9, 2006

/s/ Charles J. Gries Charles J. Gries	Director	March 9, 2006

/s/ Rosemarie Bouman Rosemarie Bouman	Executive Vice President, Chief Operating Officer, and Chief Financial Officer	March 9, 2006

/s/ Jill D. Wachholz Jill D. Wachholz	Chief Accounting Officer	March 9, 2006