Form 10-Q
period 2006-03-31
FIRST OAK BROOK BANCSHARES INC
filed 2006-05-10
CIK 717837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2006
Commission file number 0-14468

FIRST OAK BROOK BANCSHARES, INC.

DELAWARE	36-3220778
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1400 Sixteenth Street, Oak Brook, IL 60523 — Telephone Number (630) 571-1050

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2006, 10,052,508 shares of the Company’s common stock, par value $2.00 per share, were outstanding.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
* Not applicable

PART I. Financial Information
ITEM 1. Financial Statements
FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Assets

Cash and due from banks	$35,403	$37,445

Fed funds sold and interest-bearing deposits with other banks	42,472	3,316

Investment securities:

Securities held-to-maturity, at amortized cost (fair value, $34,404 and $32,682 at March 31, 2006 and December 31, 2005, respectively)	34,991	33,118

Securities available-for-sale, at fair value	722,386	738,277

Trading securities, at fair value	893	924

Non-marketable securities — FHLB stock	20,378	20,378

Total investment securities	778,648	792,697

Loans, net of unearned discount	1,378,231	1,312,264
Less- allowance for loan losses	(8,848)	(8,812)

Net loans	1,369,383	1,303,452

Other real estate owned, net of valuation reserve	—	15

Premises and equipment, net of accumulated depreciation	41,207	40,684

Bank owned life insurance	26,100	25,853

Other assets	33,032	25,830

Total Assets	$2,326,245	$2,229,292

CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Liabilities

Noninterest-bearing demand deposits	$263,822	$278,667
Interest-bearing deposits:
Savings deposits and NOW accounts	278,272	258,683
Money market accounts	240,786	267,060
Time deposits:
Under $100,000	494,721	493,443
$100,000 and over	628,491	585,829

Total interest-bearing deposits	1,642,270	1,605,015

Total deposits	1,906,092	1,883,682

Fed funds purchased and securities sold under agreements to repurchase	59,993	31,531
Treasury, tax and loan demand notes	321	6,472
FHLB of Chicago borrowings	183,880	133,888
Junior subordinated notes issued to capital trusts	23,713	23,713
Other liabilities	19,762	15,419

Total Liabilities	2,193,761	2,094,705

Shareholders’ Equity

Preferred stock, no par value, authorized— 100,000 shares, issued—none	—	—
Common stock, $2 par value, authorized—16,000,000 shares at March 31, 2006 and December 31, 2005, issued—10,924,868 shares at March 31, 2006 and December 31, 2005, outstanding— 9,866,586 shares at March 31, 2006 and 9,849,425 shares at December 31, 2005	21,850	21,850
Surplus	9,263	9,021
Accumulated other comprehensive loss	(11,709)	(7,607)
Retained earnings	126,102	124,455
Less cost of shares in treasury, 1,058,282 common shares at March 31, 2006 and 1,075,443 common shares at December 31, 2005	(13,022)	(13,132)

Total Shareholders’ Equity	132,484	134,587

Total Liabilities and Shareholders’ Equity	$2,326,245	$2,229,292

See accompanying notes to consolidated financial statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands)
Interest and dividend income:
Loans	$19,459	$13,862
Investment securities:
U.S. Treasuries and U.S. Government agencies	7,617	7,623
State and municipal obligations	418	425
Corporate and other securities	682	838
Fed funds sold and interest-bearing deposits with other banks	610	126

Total interest and dividend income	28,786	22,874

Interest expense:
Savings deposits and NOW accounts	1,205	855
Money market accounts	2,182	641
Time deposits	10,725	6,565
Fed funds purchased and securities sold under agreements to repurchase	275	195
Treasury, tax and loan demand notes	37	11
FHLB of Chicago borrowings	2,351	1,366
Junior subordinated notes issued to capital trusts	547	426

Total interest expense	17,322	10,059

Net interest income	11,464	12,815

Provision for loan losses	180	—

Net interest income after provision for loan losses	$11,284	$12,815

CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands
	except share data)
Other income:
Service charges on deposit accounts:
Treasury management	$751	$957
Retail and small business	313	265
Investment management and trust fees	1,104	734
Merchant credit card processing fees	2,909	1,651
Gains on mortgages sold, net	178	88
Increase is cash surrender value of bank owned life insurance	247	244
Income from sales of covered call options	66	248
Securities dealer income	79	35
Other operating income	386	353
Net investment securities gains (losses)	(71)	163

Total other income	5,962	4,738

Other expenses:
Salaries and employee benefits	6,758	6,497
Occupancy	1,070	876
Equipment	574	516
Data processing	538	489
Professional fees	326	306
Postage, stationery and supplies	288	241
Advertising and business development	565	511
Merchant credit card interchange	1,721	1,362
Other operating expenses	526	520

Total other expenses	12,366	11,318

Income before income taxes	4,880	6,235

Income tax expense	1,458	1,955

Net income	$3,422	$4,280

Basic earnings per share	$.35	$.43

Diluted earnings per share	$.34	$.43

See accompanying notes to consolidated financial statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other			Total
	Common		Comprehensive	Retained	Treasury	Shareholders'
	Stock	Surplus	(Loss) Income	Earnings	Stock	Equity
		(Dollars in thousands except share data)
Three months ended March 31, 2006

Balance at December 31, 2005	$21,850	$9,021	$(7,607)	$124,455	$(13,132)	$134,587
Comprehensive loss, net of tax:
Net Income				3,422		3,422
Unrealized holding loss during the period of $4,148, net of the reclassification adjustment for net realized losses included in net income of $46			(4,102)			(4,102)

Total comprehensive loss						(680)
Dividends declared ($0.18 per share)				(1,775)		(1,775)
Exercise of stock options (including tax benefit of $85 and share repurchases)		201			110	311
Compensation expense- stock compensation plans		41				41

Balance at March 31, 2006	$21,850	$9,263	$(11,709)	$126,102	$(13,022)	$132,484

Three months ended March 31, 2005

Balance at December 31, 2004	$21,850	$7,751	$432	$114,897	$(11,143)	$133,787
Comprehensive loss, net of tax:
Net Income				4,280		4,280
Unrealized holding loss during the period of $6,387, plus the reclassification adjustment for net realized gains included in net income of $106			(6,493)			(6,493)

Total comprehensive loss						(2,213)
Dividends declared ($0.18 per share)				(1,780)		(1,780)
Exercise of stock options (including tax benefit of $127 and share repurchases)		90			136	226
Compensation expense- stock compensation plans		3				3
Purchase of treasury stock (68,001 common shares)					(2,059)	(2,059)

Balance at March 31, 2005	$21,850	$7,844	$(6,061)	$117,397	$(13,066)	$127,964

See accompanying notes to consolidated financial statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,422	$4,280
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, accretion and amortization	889	970
Provision for loan losses	180	—
Investment securities losses (gains), net	71	(163)
Loss (gain) on sales of property and equipment, net	5	(1)
Trading securities transactions, net	40	(902)
Origination of real estate loans for sale	(16,540)	(8,155)
Proceeds from sales of real estate loans originated for sale	14,492	6,997
Gains on sales of real estate loans originated for sale	(183)	(96)
Tax benefit on exercised stock options	—	127
Increase in cash surrender value of bank owned life insurance	(247)	(244)
FHLB of Chicago stock dividends	—	(266)
(Increase) decrease in other assets	(2,605)	320
Increase (decrease) in other liabilities	286	(340)

Net cash provided by (used in) operating activities	(190)	2,527

Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(2,769)	(1,300)
Proceeds from maturities, calls and paydowns	845	902
Securities available-for-sale:
Purchases	(45,089)	(41,388)
Proceeds from maturities, calls and paydowns	3,284	14,207
Proceeds from sales	53,139	25,240
Increase in loans	(64,030)	(29,614)
Purchases of premises and equipment, net of disposals	(1,327)	(1,342)
Proceeds from sale of other real estate owned, net	—	4,854
Additional capitalized costs of other real estate owned	—	(127)

Net cash used in investing activities	(55,947)	(28,568)

Cash flows from financing activities:
(Decrease) increase in noninterest-bearing demand deposits	(14,845)	1,996
Increase in interest-bearing deposits	37,255	14,645
Increase (decrease) in short-term borrowing obligations	22,311	(5,051)
Proceeds from FHLB of Chicago borrowings	135,000	5,000
Repayment of FHLB of Chicago borrowings	(85,008)	(31,508)
Purchases of treasury stock	—	(2,059)
Exercise of stock options, net	226	99
Tax benefit on exercised stock options	85	—
Cash dividends paid	(1,773)	(1,572)

Net cash provided by (used in) financing activities	93,251	(18,450)

Net increase (decrease) in cash and cash equivalents	37,114	(44,491)
Cash and cash equivalents at beginning of period	38,440	84,351

Cash and cash equivalents at end of period	$75,554	$39,860

Supplemental schedule including noncash activities:
Interest paid	$17,927	$10,088
Transfer of auto loans to repossessed autos	$150	$87
Transfer of OREO to fixed assets	$15	$—
See accompanying notes to consolidated financial statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 and 2005
(Unaudited)
Note 1.	Basis of Presentation

The unaudited consolidated financial statements for 2006 include the accounts of First Oak Brook Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, Oak Brook Bank (the “Bank”) and First Oak Brook Capital Markets, Inc. (“FOBCM”). Also included are the accounts of Oak Real Estate Development Corporation, West Erie, LLC and OBB Real Estate Holdings, LLC (“OBREH”), all of which are wholly-owned subsidiaries of the Bank and OBB Real Estate Investments, LLC, a subsidiary substantially owned by OBREH. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, the interim financial information reflects all normal and recurring adjustments considered necessary for a fair presentation. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The preparation of the accompanying unaudited consolidated financial statements requires management to make estimates and assumptions that effect the amounts reported in the interim financial information. The Company’s policies that govern the allowance for loan losses and income taxes require the most significant judgments and estimates. Actual results could differ from those estimates.

Note 2.	Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of weighted average outstanding stock options and restricted stock units.

The following table sets forth the computation for basic and diluted EPS for the three month period ended March 31, 2006 and 2005:

	Three months ended
	March 31,
	2006	2005
Net income	$3,422,000	$4,280,000

Denominator for basic EPS- weighted average common shares outstanding	9,901,477	9,840,088
Effect of dilutive securities:
Stock options issued to employees and directors	106,981	166,601
Restricted stock units issued to employees	—	144

Denominator for diluted earnings per share	10,008,458	10,006,833

Earnings per share:
Basic	$.35	$.43

Diluted	$.34	$.43

Weighted average options outstanding that were not included in the denominator for diluted EPS totaled 182,141 and 75,000 for the three month period ended March 31, 2006 and 2005, respectively, as their effect would be antidilutive. Weighted average restricted stock units totaling 14,071 were antidilutive for the three month period ended March 31, 2006. There were no antidilutive weighted average restricted stock units outstanding at March 31, 2005.

Note 3.	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“SFAS No. 123R”) to account for stock-based compensation granted under the Incentive Compensation Plan. Compensation expense is calculated based on the grant date fair value. No compensation expense is required to be recognized when shares are purchased under the Employee Stock Purchase Plan as the plan was modified in 2005 and is now classified as non-compensatory under SFAS No. 123R.

The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, therefore, has not restated the financial results for prior periods. Under this method, the provisions of SFAS No. 123R are applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Company will recognize compensation expense for unvested awards outstanding at December 31, 2005. In accordance with SFAS No. 123R, cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) for the three months ended March 31, 2006 are classified as financing cash flows. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows.

Stock options are subject to various vesting schedules and terms, subject to accelerated vesting upon death or disability or a change in control. Compensation expense for the issuance of stock options is recognized over the required service period based on the estimated fair value of the options on the date of grant using a Black-Scholes valuation model. Included in the determination of net income as reported for the three month period ending March 31, 2006 is compensation expense related to options of $28,000 ($18,000 net of tax). During 2005, the Company accelerated the vesting of most of its outstanding stock options for the purpose of minimizing compensation expense upon adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As a result, no compensation expense was recognized during 2005 related to stock options or shares purchased under the Employee Stock Purchase Plan. Had compensation cost for the equity awards been determined as if the Company accounted for its stock-based compensation plans consistent with the fair value method of SFAS No. 123R, the Company’s 2005 net income and EPS would have been reduced. The Company’s 2005 pro forma information follows:

Three months ended
March 31,
2005

Net income as reported	$4,280,000
Less stock-based compensation expense determined under fair value based methods, net of tax:
Incentive Compensation Plan	(77,000)
Employee Stock Purchase Plan	(6,000)

Pro forma net income	$4,197,000

Earnings per share as reported:
Basic	$.43
Diluted	$.43
Pro forma earnings per share:
Basic	$.43
Diluted	$.42
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2006 follows:

		Weighted-
		Average
		Exercise
	Options	Price
Outstanding at the beginning of the period	473,540	$19.93
Granted	57,000	27.78
Exercised	(23,928)	17.08
Forfeited	(3,750)	27.78
Expired	(6,500)	29.64

Outstanding at March 31	496,362	$20.78

Exercisable at March 31	418,612	$19.47

The weighted average contractual life of stock options outstanding and exercisable at March 31, 2006 was 5.07 years and 4.69 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2006 was $2,959,000 and $3,045,000, respectively.

Exercise prices for options outstanding as of March 31, 2006 ranged from $7.59 to $33.70 per share.

As of March 31, 2006, the total unrecognized compensation expense related to non-vested stock options was approximately $454,000 and is expected to be recorded over a weighted average period of 4.42 years.

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $6.41. For the three months ended March 31, 2006, the total intrinsic value of options exercised was approximately $244,000 and the total fair value of shares vested during the period was approximately $26,000.

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

The following table outlines the weighted average assumptions input into the Black-Scholes valuation model to calculate fair value for stock options granted under the Incentive Compensation Plan for the three months ended March 31:

	2006	2005
Total number of options granted during the period	57,000	45,000

Risk-free interest rate	4.33%	3.94%

Expected life, in years	6.01	6.40

Expected volatility	25.62%	27.15%

Expected dividend yield	3.02%	3.06%

Estimated fair value per option	$6.41	$7.01
The risk-free interest rate is based on the current market price for a U.S. Treasury strip issued near the date of grant with a maturity date approximately equal to the expected life of the option at the grant date. The expected life of the option is based on the Company’s historical exercise behavior. Volatility is based on the historical volatility of the Company’s common stock. The dividend yield is calculated by applying the Company’s historical dividend growth rate to the current quarterly dividend over the expected life of the stock option.

Restricted stock units (“RSUs”) are subject to various vesting schedules and terms, and subject to accelerated vesting upon death or disability or a change in control. Additional units are credited to each recipient at the time dividends are paid on the Company’s common stock. Compensation expense for the issuance of RSUs is recognized over the required service period based on the fair value of the units on the date of grant. The fair value of a unit is typically based on the closing price per share of common stock on the day prior to the grant. Included in the determination of net income as reported for the three month period ended March 31, 2006 and 2005 is compensation expense related to RSUs of $13,000 ($8,000 net of tax) and $3,000 ($2,000 net of tax), respectively.

The following is a summary of the changes in non-vested RSUs for the three months ended March 31, 2006:

		Weighted-
		Average
		Grant Date
	Share Units	Fair Value
Non-vested RSUs at the beginning of the period	8,224	$28.99
Granted	8,850	27.78
Other additions (1)	52	28.17
Vested	—	—
Forfeited	(1,618)	29.15

Non-vested RSUs at March 31, 2006	15,508	$28.28

(1) Represents dividend units credited to recipients at the time dividends were paid on the Company’s common stock.
As of March 31, 2006, the total unrecognized compensation expense related to non-vested RSUs was approximately $406,000 and is expected to be recorded over a weighted average period of 8.65 years.

Shares for all stock-based compensation plans are issued from the Company’s holdings of treasury shares.

Note 4.	Borrowings

The Company’s borrowings at March 31, 2006 and December 31, 2005 consisted of short-term borrowings, a term repurchase agreement, FHLB of Chicago borrowings and junior subordinated notes issued to capital trusts.

Short-term borrowings
Short-term borrowings include Fed funds purchased, securities sold under agreements to repurchase and treasury, tax and loan demand notes. Information related to short-term borrowings is summarized as follows:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Fed funds purchased	$—	$8,000
Securities sold under agreements to repurchase (short-term)	19,993	23,531
Treasury, tax and loan demand notes	321	6,472

Total	$20,314	$38,003

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

Long-term repurchase agreement
During the first quarter of 2006, the Bank entered into a $40 million ten year non-putable five year structured repurchase agreement. The borrowing agreement floats at 3-month LIBOR less 37 basis points and reprices quarterly. The counterparty to the repurchase agreement has a one-time put option after five years. If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining five year term. There were no term repurchase agreements at December 31, 2005.

FHLB of Chicago borrowings

	March 31,		December 31,
	2006		2005
Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)

March 1, 2006	$—	—%	$10,000	2.05%
April 3, 2006	10,000	2.03	10,000	2.03
February 5, 2007	2,000	5.83	2,000	5.83
January 12, 2008	15,000	5.23	15,000	5.23
February 19, 2008	6,000	6.04	6,000	6.04
December 30, 2008 (1)	—	—	75,000	4.65
November 2, 2009 (2)	880	4.22	888	4.22
March 22, 2010	5,000	4.58	5,000	4.58
July 27, 2010	10,000	4.53	10,000	4.53
March 30, 2011 (3)	35,000	5.03	—	—
January 6, 2016 (4)	100,000	3.85	—	—

Total/Average rate	$183,880	4.24%	$133,888	4.39%

(1) Interest floats quarterly at 3-month LIBOR plus 12 basis points. Prepayable without penalties.

(2) Advance requires amortizing principal payments monthly.

(3) Interest floats at 3-month LIBOR plus 7 basis points. Prepayable without penalties.

(4) Putable at the option of the FHLB on January 6, 2008 and quarterly thereafter.
Except as noted, these borrowings have a fixed interest rate for the term of the debt and can be prepaid only if approved by the FHLB of Chicago and may include a penalty assessment.

Junior Subordinated Notes Issued to Capital Trusts
The Company established three separate statutory trusts in 2003, 2002, and 2000 for the purpose of issuing, in aggregate, $23 million of Trust Preferred Capital Securities (“TRUPS”) as part of three separate pooled trust preferred offerings distributed in institutional private placements. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. The Company wholly owns the common securities of each trust which, in the aggregate, total $713,000 and are included in “Other assets” in the consolidated balance sheets.

Note 5.	Reclassification

Certain amounts in the 2005 interim consolidated financial statements have been reclassified to conform to their 2006 presentation.

Note 6.	New Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, which provides additional guidance on the accounting for servicing assets and liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FASB recommends adoption of SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. As such, the Company will adopt SFAS No. 156 effective January 1, 2007 and does not anticipate a material effect on the financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Financial Instruments, which provides additional guidance on the accounting for hybrid financial instruments and derivatives. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 effective January 1, 2007 for instruments acquired or issued after January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the financial statements.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Through the Bank, the Company operates a single line of business encompassing a general retail and commercial banking business primarily in the Chicago metropolitan area. The Bank is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries. The Bank offers a full range of banking products and services and also maintains a full-service investment management and trust department. The Company operates a wholly-owned broker/dealer subsidiary, FOBCM, which is permitted to engage in securities trading and does so primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth individuals and families.
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
The Company’s primary growth strategy continues to emphasize the expansion of branch locations in the Chicago metropolitan area. The Company opened four new branches in 2005 which added new deposits and increased noninterest expenses. The Company has announced two additional branches planned to open in 2006. See “Branch Expansion” for additional information.
In 2005, the Company introduced a new brand “Chicago Private Bank” (“CPB”) in the very affluent North Shore of the Chicago market and opened two of its new branches in Glencoe and Northbrook, Illinois under this brand. This brand was well-received (combined deposits of $86.7 million after six months); as a result, the Company plans to “reflag” the Glenview office (also on the North Shore) and the Chicago office to this brand during the second quarter of 2006.
Significant items that occurred during the first quarter of 2006 and some related 2005 discussion are highlighted below:
•	Assets at March 31, 2006 were $2.326 billion, up 4% from $2.229 billion at year-end 2005 and up 13% from $2.058 billion at March 31, 2005.

•	Investments were $778.6 million, down 2% from $792.7 million at December 31, 2005 and down 7% from $834.5 million at March 31, 2005. See “Investments” for more information.

•	Loans grew to $1.378 billion, up 5% from $1.312 billion at year-end 2005 and up 25% from $1.102 billion at March 31, 2005. See “Loans” for more information.

•	Deposits were $1.906 billion, up 1% from $1.884 billion at year-end 2005 and up 10% from $1.731 billion at March 31, 2005. See “Deposits” for more information.

•	Shareholders’ equity was $132.5 million at March 31, 2006, down 2% from $134.6 million at year-end 2005 and up 4% from $128.0 million at March 31, 2005. See “Capital Resources” for more information.

•	Total trust assets under administration climbed to $1.111 billion, up 5% from $1.057 billion at December 31, 2005 and up 17% from $951.5 million at March 31, 2005. Discretionary assets under management were $874.7 million at March 31, 2006, up 5% from $832.8 million at December 31, 2005 and up 15% from $760.4 million at March 31, 2005.

•	Net income for the first quarter of 2006 was $3.422 million, down 20% from $4.280 million for the same period in 2005. See “Earnings Highlights- First Quarter Results” for more information.

•	The provision for loan losses for the first quarter of 2006 was $180,000. The Company did not record a provision for loan losses for the first quarter of 2005. Nonperforming loans stood at $324,000 at March 31, 2006, down from $797,000 at December 31, 2005. See “Allowance for

Loan Losses” and “Asset Quality” for more information.
Application of Critical Accounting Policies
The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in preparation of the Company’s consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.
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
The Company believes the policies that govern the allowance for loan losses and the deferred tax assets and liabilities are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements. See Item 7, Application of Critical Accounting Policies and Note 1 to Item 8, Significant Accounting Policies, of the Company’s 2005 Annual Report on Form 10-K for additional descriptions of the critical accounting policies as well as the other significant accounting policies of the Company.
Earnings Highlights – First Quarter Results
The Company recorded net income for the first quarter of 2006 of $3,422,000 compared with net income of $4,280,000 for the first quarter of 2005. Basic EPS for the first quarter of 2006 were $.35 compared to basic EPS of $.43 for the first quarter of 2005, while diluted EPS were $.34 for 2006 compared with diluted EPS of $.43 for 2005.
Earnings for the first quarter of 2006 included an income adjustment totaling $1,034,000 ($672,000 after tax) related to the conversion of merchant credit card processing fees ($768,000) and trust fees ($266,000) from the cash basis to the accrual basis of accounting. Both of these items had historically been recorded on a one-month lag; and as a result of the income adjustment, four months of income for these items is included in the first quarter of 2006 as compared to three months in the first quarter of 2005. Excluding this income adjustment, diluted EPS were $.28 per share for the first quarter of 2006.
Key performance indicators for the first quarter of 2006 showed an annualized return on average assets (“ROA”) of .61% compared to ROA of .84% for the first quarter of 2005. The annualized return on average shareholders’ equity (“ROE”) for the first quarter of 2006 was 10.30% compared to ROE of 13.04% for the first quarter of 2005.
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. The effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone because a portion of the Company’s funding is derived from interest-free sources, primarily demand deposits and shareholders’ equity.

     Average balances and effective interest yields and rates on a tax equivalent basis for the three months ended March 31, 2006 and 2005 were as follows (dollars in thousands):

	Three months ended			Three months ended
	March 31, 2006			March 31, 2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest-bearing deposits with other banks	$53,356	$610	4.64%	$21,448	$126	2.38%
Investment securities:
Taxable securities	750,706	8,349	4.51	806,240	8,511	4.28
Tax-exempt securities (1)	37,903	500	5.35	38,155	500	5.31

Total investment securities (2)	$788,609	$8,849	4.55%	$844,395	$9,011	4.33%
Loans: (3)
Commercial (1)	$114,857	$1,853	6.54%	$110,310	$1,322	4.86%
Syndicated	77,154	1,279	6.72	43,303	552	5.17
Construction, land acquisition and development	135,260	2,582	7.74	84,365	1,405	6.75
Commercial mortgage	281,774	4,625	6.66	243,017	3,928	6.56
Residential mortgage	131,507	1,717	5.30	112,172	1,428	5.16
Home equity	159,279	2,565	6.53	151,463	1,758	4.71
Indirect vehicle:
Auto	331,800	3,482	4.26	276,837	2,639	3.87
Harley Davidson motorcycle	72,104	995	5.60	52,255	731	5.67
Consumer	22,606	367	6.58	7,399	108	5.92

Total loans, net of unearned discount	$1,326,341	$19,465	5.95%	$1,081,121	$13,871	5.20%

Total earning assets/interest income	$2,168,306	$28,924	5.41%	$1,946,964	$23,008	4.79%
Cash and due from banks	36,718			34,313
Other assets	90,458			89,979
Allowance for loan losses	(8,871)			(8,551)

	$2,286,611			$2,062,705

Interest-bearing deposits:
Savings deposits and NOW accounts	$255,199	$1,205	1.91%	$275,155	$855	1.26%
Money market accounts	261,632	2,182	3.38	154,124	641	1.69
Time deposits	1,068,572	10,725	4.07	999,426	6,565	2.66

Total interest-bearing deposits	$1,585,403	$14,112	3.61%	$1,428,705	$8,061	2.29%
Securities sold under agreements to repurchase and other short-term borrowings	32,074	312	3.95	38,547	206	2.17
FHLB of Chicago borrowings	223,994	2,351	4.26	153,025	1,366	3.62
Junior subordinated notes issued to capital trusts	23,713	547	9.36	23,713	426	7.29

Total interest-bearing liabilities/ interest expense	$1,865,184	$17,322	3.77%	$1,643,990	$10,059	2.48%
Noninterest-bearing demand deposits	273,190			271,126
Other liabilities	13,509			14,523

Total liabilities	$2,151,883			$1,929,639
Shareholders’ equity	134,728			133,066

	$2,286,611			$2,062,705

Net interest income/spread (1)		$11,602	1.64%		$12,949	2.31%

Net interest margin (1)			2.17%			2.70%

(1)	Tax-equivalent basis. Interest income and the average yield on tax-exempt loans and investment securities include the effects of tax-equivalent adjustments using a tax rate of 35%. See the following table for reconciliation to GAAP.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax-equivalent yield of total investment securities was $800,733 and 4.48% for the three months ended March 31, 2006; and $845,564 and 4.32% for the three months ended March 31, 2005.

(3)	Includes average nonaccrual loans.

The following table indicates the reconciliation of the GAAP interest income to the tax-equivalent interest income as reported in the average balance sheet for the three months ended March 31:

	2006	2005	2006	2005
	Tax-exempt securities		Commercial loans
		(Dollars in thousands)
GAAP Income	$368	$375	$1,847	$1,313

Tax-equivalent adjustment	$132	$125	$6	$9

Tax-equivalent interest income	$500	$500	$1,853	$1,322

The following table presents a summary analysis of changes in interest income and interest expense for the first quarter of 2006 as compared to the first quarter of 2005. Interest income increased primarily due to the increase in the average volume of loans and an increase of 62 basis points in the overall yield earned on interest earning assets, partially offset by a decrease in the volume on the investment securities portfolio. Interest expense increased primarily due to an overall increase of 129 basis points on the cost of interest-bearing liabilities and the increase in the average volume of time deposits, money market accounts and FHLB of Chicago borrowings.

	Volume (1)	Rate(1)	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Fed funds sold and interest-bearing deposits with other banks	$300	$184	$484
Investment securities (2)	(630)	468	(162)
Loans, net of unearned discount (2), (3)	3,400	2,194	5,594

Total interest income	$3,070	$2,846	$5,916

Increase (decrease) in interest expense:
Savings deposits and NOW accounts	$(67)	$417	$350
Money market accounts	630	911	1,541
Time deposits	479	3,681	4,160
Securities sold under agreements to repurchase and other short-term borrowings	(39)	145	106
FHLB of Chicago borrowings	714	271	985
Junior subordinated notes issued to capital trusts	—	121	121

Total interest expense	$1,717	$5,546	$7,263

Increase (decrease) in net interest income	$1,353	$(2,700)	$(1,347)

Net interest income for the first quarter of 2006, on a tax-equivalent basis, decreased $1,347,000, or 10%, compared to the first quarter of 2005. This decrease is primarily attributable to a 53 basis point decrease

(1)	The change in interest due to both rate and volume has been allocated proportionately.

(2)	Tax equivalent basis. Tax-exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%.

(3)	Includes nonaccrual loans.

in the net interest margin to 2.17% for the first quarter of 2006 from 2.70% for the same period last year, partially offset by an 11% increase in average earning assets.
The changes in net interest income and the net interest margin as compared to the first quarter of 2005 were primarily the result of the following:
RATE
•	For the first quarter of 2006, the yield on average earning assets increased 62 basis points to 5.41% while the cost of interest-bearing liabilities increased 129 basis points to 3.77%. Margin compression was primarily the result of the Company being liability sensitive (liabilities reprice more quickly than assets) as interest rates rose, competitive pressures on loan and deposit pricing and the flattening of the yield curve. In June 2004, the Federal Reserve began raising short-term rates gradually — doing so fifteen times for an aggregate increase of 375 basis points by March 31, 2006 (including two times during the first quarter of 2006).

•	The increase in the yield on average earning assets is due primarily to the increase in the yield earned on loans and to a lesser extent investment securities. The yield on average loans increased 75 basis points due to the rising rate environment, partially offset by a slight overall decrease in loan fees of $98,000. The investment portfolio yield increased 22 basis points to 4.55% at March 31, 2006.

•	The increase in the cost of average interest-bearing liabilities is due primarily to the rising rate environment affecting interest-bearing deposits, specifically the time deposit and money market portfolios and customer repurchase agreements. Since these liabilities reprice more frequently, their cost is more quickly impacted by a rise in interest rates and the high level of competition in the Chicago market.
VOLUME
•	Total average earning assets increased $221.3 million, or 11%, compared to the first quarter of 2005. Average loans increased $245.2 million, or 23%, compared to the first quarter of 2005 and consists of increases in all categories as follows: indirect vehicle loans ($74.8 million), construction loans ($50.9 million), commercial mortgage loans ($38.8 million), commercial and syndicated loans ($38.4 million), residential mortgage loans ($19.3 million), consumer loans ($15.2 million), and home equity loans ($7.8 million). See “Loans” for further analysis.

•	The Company’s average securities portfolio decreased $55.8 million, or 7%, and consisted of decreases in U.S. Government agency securities ($47.3 million), U.S. Treasuries ($4.4 million), and corporate and other securities ($3.7 million). See “Investment Securities” for further analysis.

•	Average Fed funds sold and interest-bearing deposits with other banks increased $31.9 million due primarily to funds from FHLB of Chicago advances being invested in the Fed funds market for a short period at a favorable spread until needed to fund loan growth.

•	Average interest-bearing liabilities increased $221.2 million, or 13%, compared to the first quarter of 2005. Average interest-bearing deposits increased $156.7 million due to growth in money market accounts ($107.5 million) and time deposits ($69.1 million), partially offset by a decrease in savings and NOW accounts ($20.0 million). The growth in time deposits were partially offset by a $131.8 million average decrease in public funds. The overall increase in average deposits includes $161.2 million from the four branches opened in 2005. See “Deposits” for further analysis.

•	Average FHLB of Chicago borrowings increased $71.0 million due to two additional advances during the first quarter of 2006 totaling $135 million, partially offset by a $10 million maturing advance and the prepayment (without penalty) of a $75 million advance. The advances are used to fund loan demand, with any excess invested in the Fed funds market at a favorable spread.

•	Average securities sold under agreements to repurchase and other short-term borrowings decreased $6.5 million.
The Company’s provision for loan losses for the first quarter of 2006 was $180,000. The Company did not record a provision for loan losses for the first quarter of 2005. See “Allowance for Loan Losses” and “Asset Quality” for more information.
Total other income increased $1,224,000, or 26%. Service charges on deposit accounts paid in cash from treasury management clients decreased $206,000 due primarily to higher earnings credit rates being paid on commercial demand deposit account balances. Total treasury management fees, both cash fees and fees offset by earnings credits on deposit balances, increased $48,000, or 3%, compared to the first quarter of 2005. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or in a combination of deposit balances and cash. The treasury management fees included in the consolidated financial statements represent only the cash fees paid by treasury management clients. As short-term interest rates rise (as they have since mid 2004) so does the value of earnings credits assigned to deposit balances. As a result, in a rising rate environment, deposit balances cover more service charges and cash fees tend to decline. The Company has a strong local position in the treasury management industry, helping to attract and retain lower-cost commercial demand deposits. However, the industry shift from paper-based payments to lower-priced electronic payments may continue to impact gross treasury management revenues.
Investment management and trust fees increased $370,000, which includes an income adjustment of $266,000. Without the income adjustment, investment management and trust fees would have increased $104,000, or 14%, due primarily to an increase in total trust assets resulting from strong business development efforts, high client retention rates and market appreciation. Discretionary assets under management climbed to $874.7 million at March 31, 2006, up 15% from $760.4 million at March 31, 2005. Total trust assets under administration rose to $1.111 billion at March 31, 2006, up 17% from $951.5 million at March 31, 2005.
Merchant credit card processing fees increased $1,258,000, which includes an income adjustment of $768,000. Without the income adjustment, merchant fees would have increased $490,000, or 30% due primarily to a $19.1 million increase in sales volume (primarily new customers), partially offset by price concessions that resulted from competitive pressures. The number of merchant outlets at March 31, 2006 increased to 649 compared to 595 at March 31, 2005. Merchant credit card interchange expense, included in Other Expenses, increased $359,000 compared to the first quarter of 2005.
Gains on mortgages sold with servicing released increased $90,000 compared to the first quarter of 2005. This increase was due primarily to the Company increasing mortgage originations and, to a much lesser extent, a change in the compensation structure for originators from solely commission-based to a salary plus a fixed incentive per loan. The Company originated a total of $20.8 million in mortgage loans in the first quarter of 2006, of which $14.5 million were sold. During the same period of 2005, the Company originated $18.6 million in mortgage loans, of which $6.9 million were sold. Gains on mortgages sold are shown net of applicable costs of $5,000 and $9,000 for the first quarter of 2006 and 2005, respectively.
Income from the sale of covered call options decreased $182,000. The Company periodically sells options to securities dealers for the dealers’ right to purchase certain U.S. Treasury or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. There were no outstanding call options at March 31, 2006. Selling covered call options are most attractive in a volatile rate environment and continued income from this source is dependent on market conditions.
The Company recorded net investment securities losses of $71,000 for the first quarter of 2006 compared to net gains of $163,000 for the first quarter of 2005. In the first quarter of 2006, the net losses were recorded on sales of $38.8 million in U.S. Government agency securities and $6.4 million in corporate and other securities. In 2005, the net gains were recorded on sales of $15.2 million in U.S. Government agency securities and $10.0 million in U.S. Treasuries. As market opportunities present themselves, the Company periodically sells securities to reposition its investment portfolio in an effort to improve overall yield or adjust the portfolio duration.
Total other expenses increased $1,048,000, or 9%. Annualized operating expenses as a percentage of average assets was 2.2% for 2006 and 2005. Annualized net overhead expenses as a percentage of average earning assets were 1.2% for 2006 and 1.4% for 2005. The efficiency ratio (other expenses divided by net interest income and other income) was 70.9% in 2006 compared to 64.5% in 2005 primarily as a result of lower net interest income.
Salaries and employee benefits increased $261,000 due primarily to higher compensation costs and increased costs of employee benefits in addition to staff for four new branches opened during 2005. Incremental compensation expense attributable to stock options as a result of SFAS No. 123R was $28,000 for the first quarter of 2006. The average number of full-time equivalents was 361 for the first quarter of 2006 compared to 345 for the first quarter of 2005.
The combined expense for occupancy and equipment increased $252,000 due primarily to opening four new branches in 2005 (Darien in March; Northbrook, Glencoe and Wheaton in October). The Company expects a continued increase in these expenses due to the opening of two additional branches in 2006, a full year’s expense on the four branches opened in 2005, and the expansion into space previously leased to a tenant in the Oak Brook headquarters. See “Branch Expansion” for more information.
Advertising and business development expenses increased $54,000 due primarily to individual marketing and entertainment costs, the promotion of the “Guaranteed Best Rate” mortgage and home equity products, and branch openings.
Merchant credit card interchange expense increased $359,000 due primarily to increased sales volume. Merchant credit card processing fees, included in Other Income, rose $490,000 (excluding the income adjustment).
Income Taxes
Income tax expense for the first three months of 2006 totaled $1,458,000 as compared to $1,955,000 for 2005. When measured as a percentage of income before taxes, the Company’s effective tax rate was 29.9% in 2006 as compared to 31.4% in 2005. Effective tax rates are lower than statutory rates due primarily to the investment in tax-exempt municipal bonds and the increase in the cash surrender value of bank owned life insurance (“BOLI”), both of which are not taxable for Federal income tax purposes. The decrease in the effective tax rate is the result of applying these Federally tax-exempt items to a lower pre-tax income in 2006. The Company’s provision for income taxes includes Federal income tax expense of 35% applied to taxable income. The Company had no state tax provision recorded for the first three months of 2006 or 2005 due primarily to significant income from state tax-exempt investment securities (U.S. Treasuries and U.S. Government agency securities), the existence of a state net operating loss carryforward which resulted from a significant charge-off in 2002 and, to a lesser extent, tax planning initiatives.
The Company records income tax expense (benefit) in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (“SFAS 109”). Pursuant to these rules, the Company recognizes deferred tax assets and liabilities based on temporary differences in the recognition of income and expenses for financial statement and income tax purposes. Such differences are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. A net deferred tax asset totaling $8,232,000 and $5,859,000 was recorded in the consolidated balance sheets at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 the net deferred tax asset was recorded as a debit in “Other assets” and at December 31, 2005, the net deferred tax asset was recorded as a debit in “Other liabilities.”
FINANCIAL CONDITION
Liquidity
Effective management of balance sheet liquidity is necessary to fund growth in earning assets, to meet maturing obligations and depositors’ withdrawal requirements and to pay shareholders’ dividends.
The Company has numerous sources of liquidity including readily marketable investment securities, shorter-term loans within the loan portfolio, principal and interest cash flows from investments and loans, the ability to attract retail and public fund time deposits and to purchase brokered time deposits and access to various other borrowing arrangements.
Available borrowing arrangements are summarized as follows:
     The Bank
•	Fed funds lines aggregating $215 million with six correspondent banks subject to the continued good financial standing of the Bank. As of March 31, 2006, all $215 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $440 million with five brokerage firms subject to the pledge of specific collateral and the continued good financial standing of the Bank. As of March 31, 2006, $400 million was available for use under these lines. Investment securities are pledged toward the reverse repurchase agreement at the time the Bank enters into such agreement.

•	Advances from the FHLB of Chicago subject to the pledge of specific collateral and ownership of sufficient FHLB of Chicago stock. As of March 31, 2006, advances totaled $183.9 million and approximately $65.2 million remained available to the Bank under the FHLB of Chicago agreements without the pledge of additional collateral. The Bank has pledged substantially all residential mortgage loans, specifically listed multi-family mortgage loans and certain agency securities towards the advances. At March 31, 2006, the carrying value of loans pledged totaled $134.8 million and the carrying value of securities pledged totaled $139.2 million. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $449.7 million at the discount window of the Federal Reserve Bank and has pledged substantially all construction loans, syndicated loans, home equity lines and the majority of commercial mortgage loans against this line. The carrying value of loans pledged at March 31, 2006 for this line totaled $579.0 million. The line was unused at March 31, 2006.
As of March 31, 2006, the Bank has certain additional investment securities and loans available to pledge as collateral towards these borrowing arrangements.
Parent Company
•	The Company has cash, short-term investments and other marketable securities totaling $3.2 million at March 31, 2006.

•	The Company has an unsecured revolving credit arrangement for $15 million. The line was unused at March 31, 2006. The line has been renewed through April 1, 2007 and is anticipated to be renewed annually.
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
The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset and liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. At March 31, 2006 and December 31, 2005, the Company was within policy objectives based on its models.

	March 31, 2006
	-200bp	-100bp	-25bp	+25bp	+100bp	+200bp
	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$(2,206)	$(553)	$(41)	$(211)	$(491)	$(1,164)

Percent change	(4.9)%	(1.2)%	(.1)%	(.5)%	(1.1)%	(2.6)%

	December 31, 2005
	-200bp	-100bp	-25bp	+25bp	+100bp	+200bp
Annual net interest income change from an immediate change in rates	$(872)	$313	$277	$(333)	$(1,393)	$(2,893)

Percent change	(2.0)%	.7%	.6%	(.8)%	(3.2)%	(6.6)%
Rate shock analysis assesses the risk of changes in annual net interest income in the event of an immediate and sustained parallel change in market rates. The profile as of March 31, 2006 indicates that a 200 basis point increase in interest rates generates a decrease in net interest income of $1,164,000 or a 2.6% reduction in base case projected net interest income. When interest rates are shocked down 200 basis points, a decrease in net interest income of $2,206,000 or a 4.9% reduction in base case projected net interest income would result.
For management purposes, the Company also evaluates the impact on annual net interest income to gradual changes in interest rates. Under these ramped interest rate scenarios, the Company’s annual net interest income is more risk neutral.
However, neither of these projections should be relied upon as indicative of actual results that would be experienced if such interest rate changes occurred. The change in the Company’s interest rate risk profile from December 31, 2005 is primarily due to changes in interest rates and changes in the composition of the balance sheet from prior year-end levels.
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
Performance standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a first party. Financial standby letters of credit are conditional guarantees of payment to a first party on behalf of a customer of the Company. These commitments are subject to the same credit policies followed for loans recorded in the consolidated financial statements.
A summary of these commitments to extend credit follows:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial	$58,320	$62,558
Syndicated	86,397	96,362
Construction, land acquisition and development	120,552	133,864
Commercial mortgage	14,283	3,857
Residential mortgage	973	1,315
Home equity	202,700	190,048
Consumer	243	217
Check credit	720	713
Performance standby letters of credit	13,356	13,487
Financial standby letters of credit	12,115	11,889

Total commitments	$509,659	$514,310

Investment Securities
The following table sets forth the carrying values and weighted average contractual maturities (“WAM”) of investment securities held on the dates indicated (dollars in thousands).

	March 31, 2006		December 31, 2005
	Amount	WAM (4)	Amount	WAM (4)
U.S. Treasuries (1)	$10,343	8.4	$10,705	8.6
U.S. Government agencies (2)	674,903	5.0	682,176	5.2
State and municipal obligations	43,244	3.5	40,428	3.6
Corporate securities	24,501	21.5	27,641	21.0
Other securities (3)	25,657	—	31,747	—

Total investment portfolio	$778,648	5.5	$792,697	5.7

(1) Includes trading securities of $893 at March 31, 2006 and $924 at December 31, 2005.

(2) Includes agency mortgage-backed securities and collateralized mortgage obligations.

(3) Includes FHLB of Chicago stock (non-marketable equity security), FNMA perpetual preferred stock, money market funds and corporate equity securities which have no stated maturity date.

(4) Represents the weighted average contractual maturity stated in years. Other securities are not included in the calculation for weighted average maturity.
At March 31, 2006, there are no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies and the FHLB of Chicago.
The Company’s investment portfolio decreased $14.0 million, or 2%, to $778.6 million at March 31, 2006 from $792.7 million at December 31, 2005. This decrease was primarily in U.S. Government agency and corporate and other securities. The Company had strong loan demand during the first three months of 2006, and as a result, proceeds from sales, maturities, and calls were primarily used to fund loan demand. The effective duration of the entire portfolio (excluding “Other securities”, which have no stated maturity date) is 3.17 at March 31, 2006 compared to 2.83 at December 31, 2005. Effective duration takes into account all embedded options and represents the ratio of the proportional change in bond values taking into account that expected cash flows will fluctuate as interest rates change. The weighted average contractual maturity of the portfolio (with the same exclusions) was 5.5 years at March 31, 2006 compared to 5.7 years at December 31, 2005.
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
At March 31, 2006, the Company’s holdings of corporate securities consisted of $23.0 million in TRUPS, $1.0 million in corporate debt securities and $500,000 in foreign bonds. Other securities consisted of $20.4 million of FHLB of Chicago stock, $5.0 million in FNMA Series J perpetual preferred stock, and $269,000 in equity securities. During the first quarter, the Company sold its remaining 80,000 shares of the FNMA Series G perpetual preferred stock at a net gain of $203,000. This stock had been written down $292,000 in 2005 due to an other-than-temporary impairment.
Periodically, the Company will sell options to securities dealers (“covered calls”) for the dealers’ right to purchase certain U.S. Treasuries or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. The option premium income generated by these transactions is recognized as other noninterest income when received. There were no call options outstanding at March 31, 2006 or December 31, 2005.
The following table presents the total carrying value of callable securities in the portfolio and their respective coupon range by investment type as of March 31, 2006:

	Callable in	Callable	Callable in	Callable
	Last Nine	in	2008 and	in
	Months of 2006	2007	Beyond	Total
	(Dollars in thousands)
U.S. Government agencies:
Total callable	$472,624	$9,731	—	$482,355
In-the-money calls	—	—	—	—
Coupon range	2.8% - 6.0%	5.0%	—	2.8% - 6.0%
State and municipal obligations:
Total callable	$3,398	$1,110	$4,260	$8,768
In-the-money calls	$3,098	$1,110	$697	$4,905
Coupon range	2.4% - 7.5%	4.4% - 4.6%	3.4% - 5.5%	2.4% - 7.5%
Corporate and other securities:
Total callable	$9,875	$3,840	$8,778	$22,493
In-the-money calls	$6,852	$2,840	$4,195	$13,887
Coupon range	4.7% - 9.0%	5.6% - 8.0%	4.1% - 9.3%	4.1% - 9.3%
None of the U.S. Treasuries have call features as of March 31, 2006.

Loans
The following table indicates loans outstanding, as of the dates indicated:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial	$119,160	$130,772
Syndicated	87,210	63,272
Construction, land acquisition and development	138,965	122,689
Commercial mortgage	307,478	279,018
Residential mortgage	134,860	130,819
Home equity	162,747	158,279
Indirect vehicle:
Auto	334,926	333,863
Harley Davidson motorcycle	74,014	71,341
Consumer	18,871	22,211

Loans, net of unearned discount	$1,378,231	$1,312,264

At March 31, 2006, total loans outstanding increased $66.0 million compared to December 31, 2005 due to increases in all loan categories with the exception of commercial and consumer loans. The growth was the result of successful new business development activities. As a result of the 5% loan growth, the Company’s loan to deposit ratio improved to 72% at March 31, 2006 from 70% at year-end 2005; however, this ratio is still below peers. To bring the Company’s ratio more in line with the average peer ratio of 89%, the Company is focusing management effort and financial resources on building its small business and middle market loan origination capabilities. The Company expects to continue to shrink the investment portfolio and use cash flows from investments, deposits and borrowings to fund the strong loan pipeline.
The commercial and syndicated loan portfolios are primarily secured by business assets. Loans secured by real estate comprise the greatest percentage of total loans. Commercial mortgages and construction, land acquisition and development loans are primarily secured by properties in the Chicago metropolitan area. Substantially all of the Company’s residential mortgage loans are secured by first mortgages, and home equity lines are secured primarily by junior liens (and sometimes first liens) on one-to-four family residences. Substantially all of the Company’s combined portfolio of residential mortgages and home equity loans have loan to value ratios of 80% or less of the appraised value. Indirect vehicle loans represent consumer loans made through a network of new car and Harley Davidson dealers. Except as noted below, there is no significant concentration of loans exceeding 10% of total loans in any specific industry or specific region of the United States other than the Chicago metropolitan area. The Bank does not have any programs to originate or purchase sub prime credit.
Commercial loans decreased $11.6 million. The portfolio is comprised of approximately 15% insurance premium receivables; 14% new car dealers; 9% residential building construction; 8% bottled water manufacturing; 5% equipment rental and leasing; and 49% various other industries in which the Company has no significant concentration.

Included in commercial loans are lease financing loans totaling $41.4 million at March 31, 2006, a slight increase compared to December 31, 2005. The Company has a senior lender focused on purchasing principally the “debt strip,” or loan piece, of discounted leases. The underlying credits are typically near-investment or investment grade with primary reliance on the credit worthiness of the lessee, rather than the collateral.
Syndicated loans increased $23.9 million due primarily to new loans booked with balances outstanding of $28.3 million, partially offset by payoffs and paydowns. Total exposure to nationally syndicated loans (including unfunded commitments) was $183.2 million and $169.1 million at March 31, 2006 and December 31, 2005, respectively. Of the total exposure, approximately 22% is in the gaming and leisure industry; 9% is in the restaurant industry; 8% is in the food and dairy industry; and 61% is in various other industries in which the Company has no significant concentration.
Construction, land acquisition and development loans increased $16.3 million due primarily to usage on existing lines of $11.6 million and new loans booked with balances outstanding of $10.7 million, partially offset by payoffs and paydowns. This portfolio is comprised primarily of properties in the Chicago metropolitan area consisting of approximately 47% construction of 1-4 family detached homes, condominiums and townhouses; 26% retail developments; 18% multi-family residential projects; and 9% industrial developments.
Commercial mortgage loans increased $28.5 million due primarily to new loans booked with balances outstanding of $46.6 million, partially offset by payoffs and paydowns. This portfolio is comprised of approximately 28% multi-family residential properties; 31% retail properties; 19% owner-occupied office and industrial properties; and 22% non-owner occupied office and industrial properties.
Residential mortgage loans increased $4.0 million due primarily to new loans booked, partially offset by payoffs and paydowns. The Company kept for the Bank’s portfolio $6.3 million of the $20.8 million in 2006 mortgage loan originations. The remaining $14.5 million in originations were sold with servicing released to secondary market investors. Generally, at the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and specific loan terms.
Home equity loans increased $4.5 million due primarily to new lines booked, partially offset by payoffs. Overall average usage on home equity lines was approximately 44% for the first quarter of 2006 compared to 48% for the first quarter of 2005.
Indirect auto loans increased $1.1 million due primarily to $42.9 million in new loans booked, almost entirely offset by payoffs and paydowns. This portfolio consisted of approximately 18,300 loans originated in the Chicago metropolitan area, of which 73% are new vehicles and 27% are used vehicles, and 95% of which are foreign vehicles and 5% are domestic vehicles. The Bank is currently fifth in the Chicago market among banks in the numbers of new car loan originations. The historical average life of an indirect auto loan is 33 months.
Harley-Davidson motorcycle loans increased $2.7 million due primarily to $10.5 million in new loans booked, partially offset by payoffs and paydowns. This portfolio consisted of approximately 6,200 loans generated in fourteen states as part of a national marketing initiative, of which 53% were originated in Illinois and Wisconsin. The historical average life of a Harley-Davidson motorcycle loan is 19 months.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on both quantitative and qualitative factors including: known and inherent risks in the portfolio, size and composition of the loan portfolio, value of the underlying collateral, the Company’s past loan loss experience, historical losses experienced by the industry, current economic conditions, and other relevant factors. Loans which are determined to be uncollectible are charged-off against the allowance for loan losses and recoveries of loans that were previously charged off are credited to the allowance. See “Application of Critical Accounting Policies” in the 2005 Annual Report on Form 10-K for further analysis of the Company’s policy on the allowance for loan losses.
The following table summarizes the loan loss experience for the first three months of 2006 and 2005.

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$8,812	$8,546
Charge-offs during the period: (1)
Commercial loans	—	(1)
Indirect vehicle loans	(257)	(118)
Consumer loans	(2)	(4)

Total charge-offs	(259)	(123)

Recoveries during the period: (1)
Construction, land acquisition and development loans	—	32
Indirect vehicle loans	114	80
Consumer loans	1	14

Total recoveries	115	126

Net (charge-offs) recoveries during the period	(144)	3
Provision for loan losses	180	—

Allowance for loan losses, end of the period	$8,848	$8,549

Net charge-offs to average loans outstanding (annualized)	.04%	—%

Allowance for loan losses to loans outstanding	.64%	.78%

Ratio of allowance for loan losses to nonperforming loans	27.31x	67.85x

(1) There were no charge-offs or recoveries in the syndicated, lease financing, commercial mortgage or residential mortgage loan portfolios during the periods presented.
Net charge-offs for the first three months of 2006 totaled $144,000 compared to net recoveries of $3,000 for the first three months of 2005. In 2006, gross charge-offs of $259,000 and gross recoveries of $115,000 related primarily to the Company’s indirect vehicle portfolio. In 2005, gross charge-offs of $123,000 related primarily to the Company’s indirect vehicle portfolio. Gross recoveries totaled

$126,000, of which $80,000 related to the Company’s indirect vehicle portfolio and $32,000 was restitution from the 60 W. Erie loan fraud. Annualized net charge-offs as a percent of the average indirect vehicle portfolio was .14% for the first quarter of 2006 compared to .05% for the first quarter of 2005.
The Company’s allowance for loan losses was $8.8 million at March 31, 2006, or .64% of loans outstanding, compared to $8.5 million, or .78% of loans outstanding, at March 31, 2005. The allowance for loan losses is sufficient to provide for probable loan losses based upon management’s evaluation of the risks inherent in the various loan categories. Management believes the allowance for loan losses is at an adequate level.
Asset Quality
The following table summarizes the Company’s nonperforming assets (nonaccrual loans, loans which are past due 90 days or more, OREO, and repossessed vehicles):

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$147	$150
Loans which are past due 90 days or more	177	647

Total nonperforming loans	324	797
Other real estate owned	—	15
Repossessed vehicles	205	88

Total nonperforming assets	$529	$900

Nonperforming loans to total loans outstanding	.02%	.06%
Nonperforming assets to total assets	.02%	.04%
Nonperforming assets to total capital	.40%	.67%
OREO
At March 31, 2006, there was no balance in OREO. The Company has completed the sale of all 24 units and 53 parking spaces at the luxury condominium project located at 60 W. Erie Street in River North in Chicago. During the first quarter of 2006, the Bank purchased the remaining parking space for use at its nearby downtown Chicago office. The Company is maintaining a warranty reserve to pay for both any known or unknown possible obligations. Title to the property was acquired in November 2002 following the discovery in early May 2002 of bank fraud by certain project sponsors, and it was recorded at its then net realizable value. The project, which consisted of 24 condominium units and 53 deeded parking spaces, was completed within budget during the first quarter of 2004. Since acquisition of the property, the Company has recorded a cumulative provision for loss on this OREO of $2.632 million.

A schedule of activity in this OREO property for the three months ended March 31, 2006 and since its acquisition is shown in the following table:

	Three months ended	Since Acquisition
	March 31, 2006	(November 2002)
	(Dollars in thousands)
Beginning Balance	$15	$—
Transfer of net realizable value to OREO	—	3,606
Funding towards project	—	19,563
Sales proceeds, net	(15)	(20,537)
Provision for OREO	—	(2,632)

Balance at March 31	$—	$—

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
Repossessed Autos
Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “Other assets” on the consolidated balance sheets. The typical holding period for resale of repossessed vehicles is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The Bank’s portfolio of repossessed assets totaled $205,000 at March 31, 2006 compared to $88,000 at December 31, 2005.
Potential Problem Loans
In addition to nonperforming assets, there are certain loans in the portfolio that management has identified, through its problem loan identification process, as substandard or special mention. These loans are still performing but exhibit a higher than normal credit risk and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans, including related outstanding commitments, totaling $13.3 million at March 31, 2006 compared to $11.8 million at December 31, 2005. The Company has no loans classified as doubtful or loss.
Deposits
At March 31, 2006, total deposits were $1.906 billion, an increase of $22.4 million, or 1%, compared to December 31, 2005. Interest-bearing deposits increased $37.3 million due to an increase of $44.0 million in time deposits and $19.6 million in savings deposits and NOW accounts, partially offset by a decrease of $26.3 million in money market accounts. The growth in time deposits was primarily due to competitive retail promotions and the opening of four branches in 2005 complemented by an increase of $34.4 million in public funds to $306.0 million. The Company is closely managing the public funds balance and generally places bids on deposits for long-standing customers or when needed to fund loan demand. Noninterest-bearing demand deposits decreased $14.8 million due primarily to a customer moving funds to an investment sweep product.
Capital Resources
At March 31, 2006, the Company’s shareholders’ equity totaled $132.5 million compared to $134.6 million at December 31, 2005. Shareholders’ equity at March 31, 2006 includes an accumulated other comprehensive loss of $11.7 million. Given the size and contractual maturity of the Company’s investment portfolio, in a rising rate environment it is probable that the accumulated other comprehensive loss will continue to increase. Although such an increase translates to lower shareholders’ equity and a lower book value per share, it has no effect on the regulatory capital calculation. The Company’s and the Bank’s capital ratios exceeded not only minimum regulatory guidelines, but also the FDIC criteria for “well capitalized” banks.
The following table shows the capital ratios of the Company and the Bank as of March 31, 2006 and the minimum ratios for “well capitalized” and “adequately capitalized” status.

			Capital Required To Be
					Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of March 31, 2006:
Total Capital (to Risk Weighted Assets)
Consolidated	$176,044	10.54%	$167,089	10.00%	$133,671	8.00%
Oak Brook Bank	173,901	10.44	166,522	10.00	133,217	8.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	167,193	10.01	100,253	6.00	66,835	4.00
Oak Brook Bank	165,050	9.91	99,913	6.00	66,609	4.00
Tier 1 Capital (to Average Assets)
Consolidated	167,193	7.23	115,634	5.00	92,507	4.00
Oak Brook Bank	165,050	7.17	115,090	5.00	92,072	4.00
The market price of the Company’s common stock at March 31, 2006 was $26.75 with a tangible book value of $13.43 per share. The ratio of the Company’s price to its tangible book value was 1.99x at March 31, 2006. The ratio of the Company’s price to the last 12 months diluted EPS, commonly called its P/E ratio, was 16.93x at March 31, 2006.
During the first three months of 2006, the Company paid dividends of $.18 per share. The dividend payout ratio on three month earnings was 51.9% for 2006. On January 24, 2006 the Company declared a quarterly cash dividend of $.18, which was paid on April 21, 2006 to shareholders of record as of April 10, 2006.
In 2000, the Board of Directors approved a stock repurchase program which authorized (but did not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through January 2006 (as extended). The program permitted repurchases in the open market or through privately-negotiated transactions from time to time depending on market conditions. The repurchased stock is held as treasury stock to be used for general corporate purposes. The program was not extended in January 2006 and the remaining 2,634 shares expired.
Branch Expansion
The Company’s banking subsidiary is Oak Brook Bank. The Bank currently operates 21 banking offices: seventeen in the western suburbs of Chicago, three in the northern suburbs of Chicago, and one at Huron and Dearborn streets in downtown Chicago, in addition to a Call Center at 800-536-3000 and an Internet branch at www.obb.com.
In July 2005, the Bank purchased a 1.2 acre site in Homer Glen, Illinois to construct an office. All regulatory and municipal approvals were obtained and construction is nearing completion. The Bank expects to open its Homer Glen branch in mid 2006.
In October 2005, the Bank purchased a .39 acre site in Oak Lawn, Illinois to construct an office. All regulatory and municipal approvals have been obtained, and the Bank is awaiting issuance of building permits. The Bank expects to open its Oak Lawn branch in late 2006.
In late April 2005, the Bank acquired fee simple title to its current branch and storage facility in Burr Ridge. Simultaneously, the Bank acquired the adjoining building and land which shares a party wall with the Bank’s existing facility. This assemblage of properties will accommodate the branch and the Bank’s expanding storage needs. The Bank also intends to build a drive-up banking lane for added customer convenience, for which a special use permit has been approved. Building permits have been received and construction is expected to start during the second quarter.
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

Condensed Consolidated Quarterly Earnings Summary

	2006	2005
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)
Interest and dividend income	$28,786	$28,233	$26,266	$24,681	$22,874
Interest expense	17,322	15,431	13,548	11,658	10,059

Net interest income	$11,464	$12,802	$12,718	$13,023	$12,815

Provision for loan losses	180	180	180	—	—

Net interest income after provision for loan losses	$11,284	$12,622	$12,538	$13,023	$12,815
Other income:
Service charges on deposit accounts:
Treasury management	751	734	815	909	957
Retail and small business	313	325	322	317	265
Investment management and trust fees	1,104	777	781	762	734
Merchant credit card processing fees	2,909	2,074	2,235	2,056	1,651
Gains on mortgages sold, net	178	257	417	187	88
Increase in cash surrender value of bank owned life insurance	247	253	251	247	244
Income from sales of covered call options	66	64	172	58	248
Securities dealer income	79	72	60	57	35
Other operating income	386	392	350	498	353
Net investment securities gains (losses)	(71)	(57)	(54)	135	163

Total other income	$5,962	$4,891	$5,349	$5,226	$4,738

Other expense:
Salaries and employee benefits	6,758	6,226	6,442	6,291	6,497
Occupancy	1,070	973	894	859	876
Equipment	574	601	544	557	516
Data processing	538	566	556	494	489
Professional fees	326	299	379	276	306
Postage, stationery and supplies	288	297	273	282	241
Advertising and business development	565	667	615	706	511
Merchant credit card interchange	1,721	1,764	1,822	1,700	1,362
Other operating expenses	526	633	546	570	520

Total other expense	$12,366	$12,026	$12,071	$11,735	$11,318

Income before income taxes	$4,880	$5,487	$5,816	$6,514	$6,235

Income tax expense	1,458	1,653	1,752	2,059	1,955

Net income	$3,422	$3,834	$4,064	$4,455	$4,280

Diluted earnings per share	$.34	$.38	$.41	$.45	$.43

Net interest margin (1)	2.17%	2.44%	2.48%	2.62%	2.70%
ROA (1)	.61%	.69%	.74%	.84%	.84%
ROE (1)	10.30%	11.45%	11.86%	13.54%	13.04%

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
CHANGE IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
In the first quarter of 2006, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. Other Information
ITEM 1A. Risk Factors
In the first quarter of 2006, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2005 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended March 31, 2006.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that may
	Total Number		as Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased(2)	Paid per Share	or Programs(2)	Programs(1)
January 1, 2006 through January 31, 2006	—	—	—	—

February 1, 2006 through February 28, 2006	6,765	$27.06	6,765	—

March 1, 2006 through March 31, 2006	—	—	—	—

Total	6,765	$27.06	6,765	—
(1) In 2000, the Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to 300,000 shares of common stock through January 2006 (as extended in August 2003 and again in January 2005). The program was not extended in January 2006 and the remaining 2,634 shares expired.
(2) Includes shares tendered to pay the withholding tax and the exercise price of an option.
ITEM 5. Other Information
Entry into a Material Definitive Agreement
On May 1, 2006, First Oak Brook Bancshares, Inc. (“the Company”) entered into an Agreement and Plan of Merger (“the Agreement”) with MB Financial, Inc. (“MB Financial”) and its wholly-owned subsidiary, MBFI Acquisition Corp., whereby MB Financial has agreed to acquire the Company in a stock and cash transaction valued at approximately $372 million, exclusive of stock options. In a joint press release, the Company and MB Financial indicated that their respective boards of directors had voted unanimously to approve a definitive agreement to provide for the transaction.

On May 2, 2006, the Company filed a Current Report on Form 8-K to report the entry into the Agreement and Plan of Merger, which agreement and the related press release were filed as exhibits thereto.
ITEM 6. Exhibits

Exhibit (2.1)	Agreement and Plan of Merger dated May 1, 2006 between First Oak Brook Bancshares, Inc. and MB Financial, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 2, 2006, incorporated herein by reference).

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit (3.2)	Amended and Restated By-Laws of the Company as amended through April 19, 2005 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 25, 2005, incorporated herein by reference).

Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999, incorporated herein by reference).

Exhibit (4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.3)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.4)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard M. Rieser, Jr., Chief Executive Officer.*

Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*

Exhibit (32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard M. Rieser, Jr., Chief Executive Officer.*

Exhibit (32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rosemarie Bouman, Chief Financial Officer.*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC.
(Registrant)
May 8, 2006	/S/RICHARD M. RIESER, JR
Richard M. Rieser, Jr.
Chief Executive Officer

May 8, 2006	/S/ROSEMARIE BOUMAN
Rosemarie Bouman
Chief Financial Officer