Form 10-Q
period 2006-06-30
FIRST OAK BROOK BANCSHARES INC
filed 2006-08-04
CIK 717837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2006, 10,067,382 shares of the Company’s common stock, par value $2.00 per share, were outstanding.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
* Not applicable

PART I. Financial Information
ITEM 1. Financial Statements
FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Assets

Cash and due from banks	$41,781	$37,445

Fed funds sold and interest-bearing deposits with other banks	12,498	3,316

Investment securities:

Securities held-to-maturity, at amortized cost (fair value, $33,660 and $32,682 at June 30, 2006 and December 31, 2005, respectively)	34,399	33,118

Securities available-for-sale, at fair value	702,819	738,277

Trading securities, at fair value	901	924

Non-marketable securities – FHLB stock	15,615	20,378

Total investment securities	753,734	792,697

Loans, net of unearned discount	1,450,871	1,312,264
Less- allowance for loan losses	(9,024)	(8,812)

Net loans	1,441,847	1,303,452

Other real estate owned, net of valuation reserve	—	15

Premises and equipment, net of accumulated depreciation	41,948	40,684

Bank owned life insurance	26,351	25,853

Other assets	44,245	25,830

Total Assets	$2,362,404	$2,229,292

CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Liabilities

Noninterest-bearing demand deposits	$262,953	$278,667
Interest-bearing deposits:
Savings deposits and NOW accounts	251,364	258,683
Money market accounts	251,490	267,060
Time deposits:
Under $100,000	508,780	493,443
$100,000 and over	639,756	585,829

Total interest-bearing deposits	1,651,390	1,605,015

Total deposits	1,914,343	1,883,682
Fed funds purchased and securities sold under agreements to repurchase	80,784	31,531
Treasury, tax and loan demand notes	4,459	6,472
FHLB of Chicago borrowings	173,873	133,888
Junior subordinated notes issued to capital trusts	23,713	23,713
Other liabilities	30,318	15,419

Total Liabilities	2,227,490	2,094,705

Shareholders’ Equity

Preferred stock, no par value, authorized— 100,000 shares, issued—none	—	—
Common stock, $2 par value, authorized—16,000,000 shares at June 30, 2006 and December 31, 2005, issued—10,924,868 shares at June 30, 2006 and December 31, 2005, outstanding— 10,061,377 shares at June 30, 2006 and 9,849,425 shares at December 31, 2005	21,850	21,850
Surplus	10,818	9,021
Accumulated other comprehensive loss	(14,911)	(7,607)
Retained earnings	127,848	124,455
Less cost of shares in treasury, 863,491 common shares at June 30, 2006 and 1,075,443 common shares at December 31, 2005	(10,691)	(13,132)

Total Shareholders’ Equity	134,914	134,587

Total Liabilities and Shareholders’ Equity	$2,362,404	$2,229,292

See accompanying notes to consolidated financial statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Interest and dividend income:
Loans	$22,021	$15,713	$41,480	$29,575
Investment securities:
U.S. Treasuries and U.S. Government agencies	7,658	7,456	15,275	15,079
State and municipal obligations	445	439	863	864
Corporate and other securities	616	822	1,298	1,660
Fed funds sold and interest-bearing deposits with other banks	239	251	849	377

Total interest and dividend income	30,979	24,681	59,765	47,555

Interest expense:
Savings deposits and NOW accounts	1,350	869	2,555	1,724
Money market accounts	2,127	1,047	4,309	1,688
Time deposits	12,538	7,812	23,263	14,377
Fed funds purchased and securities sold under agreements to repurchase	1,076	223	1,351	418
Treasury, tax and loan demand notes	75	63	112	74
FHLB of Chicago borrowings	1,921	1,157	4,272	2,523
Junior subordinated notes issued to capital trusts	570	487	1,117	913

Total interest expense	19,657	11,658	36,979	21,717

Net interest income	11,322	13,023	22,786	25,838

Provision for loan losses	180	—	360	—

Net interest income after provision for loan losses	$11,142	$13,023	$22,426	$25,838

CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands
	except share data)
Other income:
Service charges on deposit accounts:
Treasury management	$734	$909	$1,485	$1,866
Retail and small business	325	317	638	582
Investment management and trust fees	856	762	1,960	1,496
Merchant credit card processing fees	2,476	2,056	5,385	3,707
Gains on mortgages sold, net	317	187	495	275
Increase is cash surrender value of bank owned life insurance	251	247	498	491
Income from sales of covered call options	—	58	66	306
Securities dealer income	92	57	171	92
Gain on sale of artwork	2,498	—	2,498	—
Other operating income	442	498	828	851
Net investment securities gains (losses)	—	135	(71)	298

Total other income	7,991	5,226	13,953	9,964

Other expenses:
Salaries and employee benefits	7,444	6,291	14,202	12,788
Occupancy	1,030	859	2,100	1,735
Equipment	594	557	1,168	1,073
Data processing	589	494	1,127	983
Professional fees	472	276	798	582
Postage, stationery and supplies	334	282	622	523
Advertising and business development	706	706	1,271	1,217
Merchant credit card interchange	2,070	1,700	3,791	3,062
Other operating expenses	769	570	1,295	1,090

Total other expenses	14,008	11,735	26,374	23,053

Income before income taxes	5,125	6,514	10,005	12,749

Income tax expense	1,552	2,059	3,010	4,014

Net income	$3,573	$4,455	$6,995	$8,735

Basic earnings per share	$.36	$.45	$.70	$.89

Diluted earnings per share	$.35	$.45	$.69	$.88

See accompanying notes to consolidated financial statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other			Total
	Common		Comprehensive	Retained	Treasury	Shareholders’
	Stock	Surplus	(Loss) Income	Earnings	Stock	Equity
	(Dollars in thousands except share data)
Six months ended June 30, 2006

Balance at December 31, 2005	$21,850	$9,021	$(7,607)	$124,455	$(13,132)	$134,587
Comprehensive loss, net of tax:
Net income				6,995		6,995
Unrealized holding loss during the period of $7,350, net of the reclassification adjustment for net realized losses included in net income of $46			(7,304)			(7,304)

Total comprehensive loss						(309)
Dividends declared ($0.36 per share)				(3,602)		(3,602)
Exercise of stock options (including tax benefit of $943 and share repurchases)		1,643			2,395	4,038
Reissuance of treasury stock		50			46	96
Compensation expense- stock compensation plans		104				104

Balance at June 30, 2006	$21,850	$10,818	$(14,911)	$127,848	$(10,691)	$134,914

Six months ended June 30, 2005

Balance at December 31, 2004	$21,850	$7,751	$432	$114,897	$(11,143)	$133,787
Comprehensive income, net of tax:
Net income				8,735		8,735
Unrealized holding loss during the period of $870, plus the reclassification adjustment for net realized gains included in net income of $194			(1,064)			(1,064)

Total comprehensive income						7,671
Dividends declared ($0.36 per share)				(3,528)		(3,528)
Exercise of stock options (including tax benefit of $421 and share repurchases)		327			495	822
Reissuance of treasury stock		75			62	137
Compensation expense- stock compensation plans		33				33
Purchase of treasury stock (88,603 common shares)					(2,636)	(2,636)

Balance at June 30, 2005	$21,850	$8,186	$(632)	$120,104	$(13,222)	$136,286

See accompanying notes to consolidated financial statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$6,995	$8,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	1,719	1,929
Provision for loan losses	360	—
Investment securities losses (gains), net	71	(298)
Gain on sales of property and equipment, net	(6)	(24)
Gain on sale of artwork	(2,498)	—
Maturity of interest-bearing deposits with other banks	918	—
Trading securities transactions, net	42	(902)
Origination of real estate loans for sale	(45,913)	(27,635)
Proceeds from sales of real estate loans originated for sale	41,911	23,194
Gains on sales of real estate loans originated for sale	(505)	(289)
Tax benefit on exercised stock options	—	421
Gain on sale of other real estate owned	—	(87)
Increase in cash surrender value of bank owned life insurance	(498)	(491)
FHLB of Chicago stock dividends	—	(531)
(Increase) decrease in other assets	(9,490)	506
Increase in other liabilities	10,867	802

Net cash provided by operating activities	3,973	5,330

Cash flows from investing activities:
Securities held-to-maturity:
Purchases	(3,969)	(4,225)
Proceeds from maturities, calls and paydowns	2,600	1,977
Securities available-for-sale:
Purchases	(46,615)	(62,010)
Proceeds from maturities, calls and paydowns	19,514	41,311
Proceeds from sales	53,139	94,235
FHLB of Chicago stock redemption	4,763	—
Increase in loans	(134,544)	(150,590)
Purchases of premises and equipment, net of disposals and sales	(2,883)	(3,866)
Proceeds from sale of other real estate owned, net	—	9,278
Additional capitalized costs of other real estate owned	—	(270)

Net cash used in investing activities	(107,995)	(74,160)

Cash flows from financing activities:
(Decrease) increase in noninterest-bearing demand deposits	(15,714)	14,255
Increase in interest-bearing deposits	46,375	85,931
Increase (decrease) in other borrowing obligations	47,240	(3,229)
Proceeds from FHLB of Chicago borrowings	135,000	5,000
Repayment of FHLB of Chicago borrowings	(95,015)	(37,515)
Purchases of treasury stock	—	(2,636)
Exercise of stock options, net	3,095	401
Tax benefit on exercised stock options	943	—
Issuance of common stock for employee stock purchase plan	96	137
Cash dividends paid	(3,562)	(3,330)

Net cash provided by financing activities	118,458	59,014

Net increase (decrease) in cash and cash equivalents	14,436	(9,816)
Cash and cash equivalents at beginning of period	38,440	84,351

Cash and cash equivalents at end of period	$52,876	$74,535

Supplemental schedule including noncash activities:
Interest paid	$36,799	$21,079
Income taxes paid	$3,218	$3,553
Transfer of auto loans to repossessed autos	$296	$132
Transfer of loans originated as held-for-sale to portfolio	$495	$—
Transfer of OREO to fixed assets	$15	$—
See accompanying notes to consolidated financial statements.

FIRST OAK BROOK BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 and 2005
(Unaudited)
Note 1.	Basis of Presentation

The unaudited consolidated financial statements for the periods presented in 2006 include the accounts of First Oak Brook Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, Oak Brook Bank (the “Bank”) and First Oak Brook Capital Markets, Inc. (“FOBCM”). Also included are the accounts of Oak Real Estate Development Corporation, West Erie, LLC and OBB Real Estate Holdings, LLC (“OBREH”), all of which are wholly-owned subsidiaries of the Bank and OBB Real Estate Investments, LLC, a subsidiary substantially owned by OBREH. All intercompany accounts and transactions have been eliminated in consolidation.

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

In the opinion of management, the interim financial information reflects all normal and recurring adjustments considered necessary for a fair presentation. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The following table sets forth the computation for basic and diluted EPS for the three and six month periods ended June 30, 2006 and 2005:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$3,573,000	$4,455,000	$6,995,000	$8,735,000

Denominator for basic EPS- weighted average common shares outstanding	10,061,868	9,802,540	9,982,115	9,821,210
Effect of dilutive securities:
Stock options issued to employees and directors	69,853	144,373	89,105	155,419
Restricted stock units issued to employees	4,327	—	2,503	—

Denominator for diluted earnings per share	10,136,048	9,946,913	10,073,723	9,976,629

Earnings per share:
Basic	$.36	$.45	$.70	$.89

Diluted	$.35	$.45	$.69	$.88

Weighted average options outstanding that were not included in the denominator for diluted EPS totaled 58,000 for the three and six month periods ended June 30, 2006 as their effect would be antidilutive. Weighted average options outstanding totaling 141,000 and 127,541 were antidilutive for the three and six month periods ended June 30, 2005, respectively. There were no antidilutive weighted average restricted stock units outstanding for the three and six months periods ended June 30, 2006. Weighted average restricted stock units totaling 6,732 and 5,606 were antidilutive for the three and six month periods ended June 30, 2005.

Note 3.	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”) to account for stock-based compensation granted under the Incentive Compensation Plan. Compensation expense is calculated based on the grant date fair value. No compensation expense is required to be recognized when shares are purchased under the Employee Stock Purchase Plan (“ESPP”) as the plan was modified in 2005 and is now classified as non-compensatory under SFAS No. 123R.

The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, therefore, has not restated the financial results for prior periods. Under this method, the provisions of SFAS No. 123R are applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Company will recognize compensation expense for unvested awards outstanding at December 31, 2005. In accordance with SFAS No. 123R, cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) for the six months ended June 30, 2006 are classified as financing cash flows. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows.

Stock options are subject to various vesting schedules and terms, subject to accelerated vesting upon death or disability or a change in control. Compensation expense for the issuance of stock options is recognized over the required service period based on the estimated fair value of the options on the date of grant using a Black-Scholes valuation model. Included in the determination of net income as reported for the three and six month periods ending June 30, 2006 is compensation expense related to options of $32,000 ($21,000 net of tax) and $60,000 ($39,000 net of tax), respectively. During 2005, the Company accelerated the vesting of most of its outstanding stock options for the purpose of minimizing compensation expense upon adoption of SFAS No. 123R.
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

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005
Net income as reported	$4,455,000	$8,735,000
Less stock-based compensation expense determined under fair value based methods, net of tax:
Incentive Compensation Plan	(262,000)	(339,000)
Employee Stock Purchase Plan	(7,000)	(13,000)

Pro forma net income	$4,186,000	$8,383,000

Earnings per share as reported:
Basic	$.45	$.89
Diluted	$.45	$.88
Pro forma earnings per share:
Basic	$.43	$.85
Diluted	$.42	$.84
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2006 follows:

		Weighted-
		Average
		Exercise
	Options	Price
Outstanding at the beginning of the period	473,540	$19.93
Granted	61,000	27.74
Exercised	(217,878)	15.51
Forfeited	(4,750)	27.78
Expired	(6,500)	29.64

Outstanding at June 30	305,412	$24.31

Exercisable at June 30	228,162	$23.13

At June 30, 2006, the weighted average contractual life of stock options outstanding and exercisable was 5.6 years and 5.2 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2006 was $7,424,000 and $5,276,000, respectively.
Exercise prices for options outstanding as of June 30, 2006 ranged from $7.59 to $33.70 per share.
As of June 30, 2006, the total unrecognized compensation expense related to non-vested stock options was approximately $438,000 and is expected to be recorded over a weighted average period of 4.21 years.
The weighted average grant date fair value of options granted during the six months ended June 30, 2006 was $6.38. For the six months ended June 30, 2006, the total intrinsic value of options exercised was approximately $2,695,000 and the total fair value of shares vested during the period was approximately $49,000.
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
The following table outlines the weighted average assumptions input into the Black-Scholes valuation model to calculate fair value for stock options granted under the Incentive Compensation Plan for the six months ended June 30:

	2006	2005
Total number of options granted during the period	61,000	55,500

Risk-free interest rate	4.37%	3.97%

Expected life, in years	5.99	6.40

Expected volatility	25.44%	26.94%

Expected dividend yield	3.03%	3.09%

Estimated fair value per option	$6.38	$6.89
The risk-free interest rate is based on the market price for a U.S. Treasury strip issued near the date of grant with a maturity date approximately equal to the expected life of the option at the grant date. The expected life of the option is based on the Company’s historical exercise behavior. Volatility is based on the historical volatility of the Company’s common stock. The dividend yield is calculated by applying the Company’s historical dividend growth rate to the current quarterly dividend over the expected life of the stock option.
Restricted stock units (“RSUs”) are subject to various vesting schedules and terms, and subject to accelerated vesting upon death or disability or a change in control. Additional units are credited to each recipient at the time dividends are paid on the Company’s common stock. Compensation expense for the issuance of RSUs is recognized over the required service period based on the fair value of the units on the date of grant. The fair value of a unit is typically based on the closing price per share of common stock on the day prior to the grant. Included in the determination of net income as reported for the three and six month periods ended June 30, 2006 is compensation expense related to RSUs of $31,000 ($20,000 net of tax) and $44,000 ($28,000 net of tax), respectively. Included in the determination of net income as reported for the three and six month periods ended June 30, 2005 is compensation expense related to RSUs of $6,000 ($4,000 net of tax) and $9,000 ($6,000 net of tax), respectively.
The following is a summary of the changes in non-vested RSUs for the six months ended June 30, 2006:

		Weighted-
		Average
		Grant Date
	Share Units	Fair Value
Non-vested RSUs at the beginning of the period	8,224	$28.99
Granted	20,537	27.43
Other additions (1)	155	27.56
Vested	—	—
Forfeited	(6,376)	27.65

Non-vested RSUs at June 30, 2006	22,540	$27.90

(1) Represents dividend units credited to recipients at the time dividends were paid on the Company’s common stock.
As of June 30, 2006, the total unrecognized compensation expense related to non-vested RSUs was approximately $571,000 and is expected to be recorded over a weighted average period of 6.51 years.
Shares for all stock-based compensation plans are issued from the Company’s holdings of treasury shares.
Note 4.	Borrowings

The Company’s borrowings at June 30, 2006 and December 31, 2005 consisted of short-term borrowings, a term repurchase agreement, FHLB of Chicago borrowings and junior subordinated notes issued to capital trusts.

Short-term borrowings
Short-term borrowings include Fed funds purchased, securities sold under agreements to repurchase and treasury, tax and loan demand notes. Information related to short-term borrowings is summarized as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Fed funds purchased	$—	$8,000
Securities sold under agreements to repurchase (short-term)	40,784	23,531
Treasury, tax and loan demand notes	4,459	6,472

Total	$45,243	$38,003

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
Long-term repurchase agreement
During the first quarter of 2006, the Bank entered into a $40 million ten year structured repurchase agreement which is non-putable for five years. The borrowing agreement floats at 3-month LIBOR less 37 basis points and reprices quarterly. The counterparty to the repurchase agreement has a one-time put option after five years. If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining five year term. There were no term repurchase agreements at December 31, 2005.

FHLB of Chicago borrowings

	June 30,		December 31,
	2006		2005
Maturity	Amount	Rate	Amount	Rate
		(Dollars in thousands)

March 1, 2006	$—	—%	$10,000	2.05%
April 3, 2006	—	—	10,000	2.03
February 5, 2007	2,000	5.83	2,000	5.83
January 12, 2008	15,000	5.23	15,000	5.23
February 19, 2008	6,000	6.04	6,000	6.04
December 30, 2008 (1)	—	—	75,000	4.65
November 2, 2009 (2)	873	4.22	888	4.22
March 22, 2010	5,000	4.58	5,000	4.58
July 27, 2010	10,000	4.53	10,000	4.53
March 30, 2011 (3)	35,000	5.57	—	—
January 6, 2016 (4)	100,000	3.85	—	—

Total/Average rate	$173,873	4.48%	$133,888	4.39%

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
Note 6.   New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. There will be no impact due to the acquisition by MB Financial, Inc.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, which provides additional guidance on the accounting for servicing assets and liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FASB recommends adoption of SFAS No. 156 as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. There will be no impact due to the acquisition by MB Financial, Inc.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Financial Instruments, which provides additional guidance on the accounting for hybrid financial instruments and derivatives. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. There will be no impact due to the acquisition by MB Financial, Inc.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Acquisition by MB Financial, Inc.
On May 1, 2006, the Company and MB Financial, Inc. (“MBFI”) entered into an agreement and plan of merger whereby MBFI will acquire the Company in a stock and cash merger valued at approximately $372 million, exclusive of stock options. In the merger, the Company will merge into a wholly-owned subsidiary of MBFI. Subsequent to the holding company merger, Oak Brook Bank will be merged into MB Financial Bank, N.A. In the transaction, the Company’s shareholders will receive, in exchange for each share of First Oak Brook common stock they hold, consideration with a value equal to the sum of (1) 0.8304 multiplied by the average of the closing prices of MBFI’s common stock for the five consecutive trading days ending on the trading day before the date of completion of the merger and (2) $7.36. Each First Oak Brook shareholder will be entitled to elect to receive their merger consideration in the form of MBFI’s common stock, cash or a combination of both, subject to limitations and prorations such that the aggregate merger consideration will be paid approximately 80% in MBFI’s common stock and approximately 20% in cash.
The transaction is currently expected to be completed in late August or early September, subject to the customary closing conditions and the receipt of all regulatory approvals. The approval of MBFI stockholders of the issuance of the shares of MBFI’s common stock in the transaction, and the approval of the shareholders of the Company to adopt the merger agreement were each received at their respective special shareholder meetings on August 1, 2006. The Bank merger is expected to be completed in the fourth quarter of 2006, subject to the receipt of all necessary approvals and the planned conversion of the core processing system.
Executive Summary
Through the Bank, the Company operates a single line of business encompassing a general retail and commercial banking business primarily in the Chicago metropolitan area. The Bank is located in a highly competitive market, facing competition for banking and related financial services from many financial intermediaries. The Bank offers a full range of banking products and services and also maintains a full-

service investment management and trust department. The Company operates a wholly-owned broker/dealer subsidiary, FOBCM, which is permitted to engage in securities trading and does so primarily for commercial businesses, not-for-profit organizations, governmental entities and high net worth individuals and families.
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
The Company’s primary growth strategy continues to emphasize the expansion of branch locations in the Chicago metropolitan area. The Company opened four new branches in 2005 which added new deposits and increased noninterest expenses. The Company opened its 22nd branch in May 2006 and plans to open an additional branch in late 2006. See “Branch Expansion” for additional information.
In 2005, the Company introduced a new brand “Chicago Private Bank” (“CPB”) in the very affluent North Shore of the Chicago market and opened two of its new branches in Glencoe and Northbrook, Illinois under this brand.
Significant items that occurred during the second quarter of 2006 and some related 2005 discussion are highlighted below:
•	At June 30, 2006, the market price of the Company stock was $37.00, up 32% from $27.95 at year-end 2005 and up 31% from $28.22 at June 30, 2005 primarily as a result of the proposed merger with MB Financial, Inc.

•	Assets at June 30, 2006 were $2.362 billion, up 6% from $2.229 billion at year-end 2005 and up 10% from $2.150 billion at June 30, 2005.

•	Investments were $753.7 million, down 5% from $792.7 million at December 31, 2005 and down 2% from $769.4 million at June 30, 2005. See “Investments” for more information.

•	Loans grew to $1.451 billion, up 11% from $1.312 billion at year-end 2005 and up 18% from $1.227 billion at June 30, 2005. See “Loans” for more information.

•	Deposits were $1.914 billion, up 2% from $1.884 billion at year-end 2005 and up 5% from $1.815 billion at June 30, 2005. See “Deposits” for more information.

•	Shareholders’ equity was $134.9 million at June 30, 2006, up slightly from $134.6 million at year-end 2005 and down 1% from $136.3 million at June 30, 2005. See “Capital Resources” for more information.

•	Total trust assets under administration climbed to $1.132 billion, up 7% from $1.057 billion at December 31, 2005 and up 16% from $978.1 million at June 30, 2005. Discretionary assets under management were $886.6 million at June 30, 2006, up 6% from $832.8 million at December 31, 2005 and up 15% from $772.2 million at June 30, 2005.

•	Net income for the second quarter of 2006 was $3.573 million, down 20% from $4.455 million for the same period in 2005. Earnings for the second quarter of 2006 included a one-time gain on the sale of artwork of $2.498 million ($1.624 million after tax). See “Earnings Highlights- Second Quarter Results” for more information.

•	The provision for loan losses for the second quarter of 2006 was $180,000. The Company did not record a provision for loan losses for the second quarter of 2005. Nonperforming loans stood at $1,115,000 at June 30, 2006, up from $797,000 at December 31, 2005. See “Allowance for Loan Losses” and “Asset Quality” for more information.
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
Earnings Highlights – Second Quarter Results
The Company recorded net income for the second quarter of 2006 of $3,573,000 compared with net income of $4,455,000 for the second quarter of 2005. Basic EPS for the second quarter of 2006 were $.36 compared to basic EPS of $.45 for the second quarter of 2005, while diluted EPS were $.35 for 2006 compared with diluted EPS of $.45 for 2005.
Key performance indicators for the second quarter of 2006 showed an annualized return on average assets (“ROA”) of .62% compared to ROA of .84% for the second quarter of 2005. The annualized return on average shareholders’ equity (“ROE”) for the second quarter of 2006 was 10.62% compared to ROE of 13.54% for the second quarter of 2005.
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

Average balances and effective interest yields and rates on a tax equivalent basis for the three months ended June 30, 2006 and 2005 were as follows (dollars in thousands):

	Three months ended			Three months ended
	June 30, 2006			June 30, 2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest- bearing deposits with other banks	$19,866	$239	4.83%	$35,873	$251	2.81%
Investment securities:
Taxable securities	727,881	8,319	4.58	775,774	8,330	4.31
Tax-exempt securities (1)	41,021	545	5.33	39,199	518	5.30

Total investment securities (2)	$768,902	$8,864	4.62%	$814,973	$8,848	4.35%
Loans: (3)
Commercial (1)	$115,377	$1,952	6.79%	$123,041	$1,573	5.13%
Syndicated	89,090	1,536	6.92	54,847	806	5.89
Construction, land acquisition and development	147,679	3,029	8.23	104,187	1,734	6.68
Commercial mortgage	314,169	5,361	6.84	248,877	4,195	6.76
Residential mortgage	135,028	1,766	5.25	120,081	1,522	5.08
Home equity	165,832	2,891	6.99	155,735	2,050	5.28
Indirect vehicle:
Auto	344,226	3,972	4.63	288,961	2,852	3.96
Harley Davidson motorcycle	79,867	1,182	5.94	60,250	876	5.83
Consumer	19,354	339	7.03	7,586	114	6.03

Total loans, net of unearned discount	$1,410,622	$22,028	6.26%	$1,163,565	$15,722	5.42%

Total earning assets/interest income	$2,199,390	$31,131	5.68%	$2,014,411	$24,821	4.94%
Cash and due from banks	33,967			33,891
Other assets	100,903			85,746
Allowance for loan losses	(8,923)			(8,565)

	$2,325,337			$2,125,483

Interest-bearing deposits:
Savings deposits and NOW accounts	$252,369	$1,350	2.15%	$261,840	$869	1.33%
Money market accounts	247,251	2,127	3.45	187,398	1,047	2.24
Time deposits	1,117,557	12,538	4.50	1,053,542	7,812	2.97

Total interest-bearing deposits	$1,617,177	$16,015	3.97%	$1,502,780	$9,728	2.60%
Securities sold under agreements to repurchase and other borrowings	97,647	1,151	4.73	44,147	286	2.60
FHLB of Chicago borrowings	174,094	1,921	4.43	131,147	1,157	3.54
Junior subordinated notes issued to capital trusts	23,713	570	9.64	23,713	487	8.24

Total interest-bearing liabilities/ interest expense	$1,912,631	$19,657	4.12%	$1,701,787	$11,658	2.75%
Noninterest-bearing demand deposits	259,485			277,098
Other liabilities	18,226			14,652

Total liabilities	$2,190,342			$1,993,537
Shareholders’ equity	134,995			131,946

	$2,325,337			$2,125,483

Net interest income/spread (1)		$11,474	1.56%		$13,163	2.19%

Net interest margin (1)			2.09%			2.62%

(1)	Tax-equivalent basis. Interest income and the average yield on tax-exempt loans and investment securities include the effects of tax-equivalent adjustments using a tax rate of 35%. See the following table for reconciliation to GAAP.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax-equivalent yield of total investment securities was $788,765 and 4.51% for the three months ended June 30, 2006; and $819,340 and 4.33% for the three months ended June 30, 2005.

(3)	Includes average nonaccrual loans.

The following table indicates the reconciliation of the GAAP interest income to the tax-equivalent interest income as reported in the average balance sheet for the three months ended June 30:

	2006	2005	2006	2005
	Tax-exempt securities		Commercial loans
	(Dollars in thousands)
GAAP Income	$400	$387	$1,945	$1,564

Tax-equivalent adjustment	$145	$131	$7	$9

Tax-equivalent interest income	$545	$518	$1,952	$1,573

The following table presents a summary analysis of changes in interest income and interest expense for the second quarter of 2006 as compared to the second quarter of 2005. Interest income increased primarily due to the increase in the average volume of loans and an increase of 74 basis points in the overall yield earned on interest earning assets, partially offset by a decrease in the volume on the investment securities portfolio. Interest expense increased primarily due to an overall increase of 137 basis points on the cost of interest-bearing liabilities and overall increases in the average volume of interest-bearing liabilities.

	Volume (1)	Rate(1)	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Fed funds sold and interest-bearing deposits with other banks	$(150)	$138	$(12)
Investment securities (2)	(537)	553	16
Loans, net of unearned discount (2), (3)	3,612	2,694	6,306

Total interest income	$2,925	$3,385	$6,310

Increase (decrease) in interest expense:
Savings deposits and NOW accounts	$(33)	$514	$481
Money market accounts	400	680	1,080
Time deposits	496	4,230	4,726
Securities sold under agreements to repurchase and other borrowings	515	350	865
FHLB of Chicago borrowings	433	331	764
Junior subordinated notes issued to capital trusts	—	83	83

Total interest expense	$1,811	$6,188	$7,999

Increase (decrease) in net interest income	$1,114	$(2,803)	$(1,689)

Net interest income for the second quarter of 2006, on a tax-equivalent basis, decreased $1,689,000, or 13%, compared to the second quarter of 2005. This decrease is primarily attributable to a 53 basis point

(1)	The change in interest due to both rate and volume has been allocated proportionately.

(2)	Tax equivalent basis. Tax-exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%.

(3)	Includes nonaccrual loans.

decrease in the net interest margin to 2.09% for the second quarter of 2006 from 2.62% for the same period last year, partially offset by a 9% increase in average earning assets.
The changes in net interest income and the net interest margin as compared to the second quarter of 2005 were primarily the result of the following:
RATE
•	For the second quarter of 2006, the yield on average earning assets increased 74 basis points to 5.68% while the cost of interest-bearing liabilities increased 137 basis points to 4.12%. Margin compression was primarily the result of the Company being liability sensitive (liabilities reprice more quickly than assets) as interest rates rose, competitive pressures on loan and deposit pricing and the flattening of the yield curve. In June 2004, the Federal Reserve began raising short-term rates gradually – doing so seventeen times for an aggregate increase of 425 basis points by June 30, 2006 (including two times during the second quarter of 2006).

•	The increase in the yield on average earning assets is due primarily to the increase in the yield earned on loans and to a lesser extent investment securities. The yield on average loans increased 84 basis points due to the rising rate environment, partially offset by a slight overall decrease in loan fees of $62,000. The investment portfolio yield increased 27 basis points to 4.62% at June 30, 2006.

•	The increase in the cost of average interest-bearing liabilities is due primarily to the rising rate environment affecting interest-bearing deposits, specifically the time deposit and money market portfolios and customer repurchase agreements. Since these liabilities reprice frequently, their cost is quickly impacted by a rise in interest rates and the high level of competition in the Chicago market.
VOLUME
•	Total average earning assets increased $185.0 million, or 9%, compared to the second quarter of 2005. Average loans increased $247.1 million, or 21%, compared to the second quarter of 2005 and consists of increases in the following categories: indirect vehicle loans ($74.9 million), commercial mortgage loans ($65.3 million), construction loans ($43.5 million), syndicated loans ($34.2 million), residential mortgage loans ($14.9 million), consumer loans ($11.8 million), and home equity loans ($10.1 million). These increases were partially offset by a $7.6 million decrease in commercial loans. See “Loans” for further analysis.

•	The Company’s average securities portfolio decreased $46.1 million, or 6%, and consisted of decreases in U.S. Government agency securities ($35.7 million), corporate and other securities ($10.6 million), and U.S. Treasuries ($1.2 million), partially offset by a $1.4 million increase in state and municipal obligations. See “Investment Securities” for further analysis.

•	Average Fed funds sold and interest-bearing deposits with other banks decreased $16.0 million due to loan growth.

•	Average interest-bearing liabilities increased $210.8 million, or 12%, compared to the second quarter of 2005. Average interest-bearing deposits increased $114.4 million due to growth in time deposits ($64.0 million) and money market accounts ($59.9 million), partially offset by a decrease in savings and NOW accounts ($9.5 million). The growth in time deposits was partially offset by a $126.9 million average decrease in public funds. The overall increase in average deposits includes $158.0 million from the four branches opened in 2005 and the branch opened in 2006. See

“Deposits” for further analysis.

•	Average FHLB of Chicago borrowings increased $42.9 million due to two additional advances during the first quarter of 2006 totaling $135 million, partially offset by $20 million in maturing advances and the prepayment (without penalty) of a $75 million advance. The advances are used to fund loan demand, with any excess invested in the Fed funds market at a favorable spread.

•	Average securities sold under agreements to repurchase and other borrowings increased $53.5 million due primarily to the Bank entering into a $40 million repurchase agreement during the first quarter of 2006. See Note 4 for more information.
The Company’s provision for loan losses for the second quarter of 2006 was $180,000. The Company did not record a provision for loan losses for the second quarter of 2005. See “Allowance for Loan Losses” and “Asset Quality” for more information.
Total other income increased $2,765,000, or 53%. The increase is due primarily to a gain of $2,498,000 recorded on the sale of 23 pieces of artwork with a basis of $1.1 million from the corporate art collection. This gain is recorded in “Other income.”
Service charges on deposit accounts paid in cash from treasury management clients decreased $175,000 due primarily to higher earnings credit rates being paid on commercial demand deposit account balances. Total treasury management fees, both cash fees and fees offset by earnings credits on deposit balances, increased $73,000, or 5%, compared to the second quarter of 2005. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or in a combination of deposit balances and cash. The treasury management fees included in the consolidated financial statements represent only the cash fees paid by treasury management clients. As short-term interest rates rise (as they have since mid 2004) so does the value of earnings credits assigned to deposit balances. As a result, in a rising rate environment, deposit balances cover more service charges and cash fees tend to decline. The Company has a strong local position in the treasury management industry, helping to attract and retain lower-cost commercial demand deposits. However, the industry shift from paper-based payments to lower-priced electronic payments may continue to impact gross treasury management revenues.
Investment management and trust fees increased $94,000, or 12%, due primarily to an increase in total trust assets resulting from strong business development efforts and high client retention rates, partially offset by slight market depreciation. Discretionary assets under management climbed to $886.6 million at June 30, 2006, up 15% from $772.2 million at June 30, 2005. Total trust assets under administration rose to $1.132 billion at June 30, 2006, up 16% from $978.1 million at June 30, 2005.
Merchant credit card processing fees increased $420,000, or 20%, due primarily to a $17.7 million increase in sales volume (primarily new customers), partially offset by price concessions that resulted from competitive pressures. The number of merchant outlets at June 30, 2006 increased to 647 compared to 628 at June 30, 2005. Merchant credit card interchange expense, included in Other Expenses, increased $370,000 compared to the second quarter of 2005.
Gains on mortgages sold with servicing released increased $130,000 compared to the second quarter of 2005. This increase was due primarily to increased mortgage originations resulting from promotion of the “Guaranteed Best Rate” mortgage product. The Company originated a total of $36.9 million in mortgage loans in the second quarter of 2006, of which $27.4 million were sold. During the same period of 2005, the Company originated $32.5 million in mortgage loans, of which $16.2 million were sold. Gains on mortgages sold are shown net of applicable costs of $6,000 and $5,000 for the second quarter of 2006 and 2005, respectively.
Income from the sale of covered call options decreased $58,000. The Company periodically sells options to securities dealers for the dealers’ right to purchase certain U.S. Treasuries or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. The ability to sell covered call options is dependent on market conditions.
The Company recorded no securities sales during the second quarter of 2006. In 2005, net securities gains of $135,000 were recorded on sales of $23.7 million in U.S. Government agency securities, $9.7 million in U.S Treasuries, and $3.5 million in corporate and other securities. As market opportunities present themselves, the Company periodically sells securities to reposition its investment portfolio in an effort to improve overall yield or adjust the portfolio duration.
Total other expenses increased $2,273,000, or 19%. Annualized operating expenses as a percentage of average assets was 2.4% for 2006 and 2.2% for 2005. Annualized net overhead expenses as a percentage of average earning assets were 1.1% for 2006 and 1.3% for 2005. The efficiency ratio (other expenses divided by net interest income and other income) was 72.5% in 2006 compared to 64.3% in 2005 primarily as a result of lower net interest income.
Salaries and employee benefits increased $1,153,000 due primarily to higher compensation costs, increased costs of employee benefits and estimated incentive compensation in addition to staffing for new branches. Incremental compensation expense attributable to stock options as a result of SFAS No. 123R was $32,000 for the second quarter of 2006. The average number of full-time equivalent employees was 368 for the second quarter of 2006 compared to 347 for the second quarter of 2005.
The combined expense for occupancy and equipment increased $208,000 due primarily to opening four new branches in 2005 (Darien in March; Northbrook, Glencoe and Wheaton in October) and the Homer Glen branch in May 2006. The Company expects a continued increase in these expenses due to an additional branch opening in Oak Lawn later in 2006, the opening of the Homer Glen branch in May 2006 and a full year’s expense on the four branches opened in 2005, as well as the expansion into space previously leased to a tenant in the Oak Brook headquarters. See “Branch Expansion” for more information.
Merchant credit card interchange expense increased $370,000 due primarily to increased sales volume. Merchant credit card processing fees, included in Other Income, rose $420,000.
Professional fees increased $196,000, or 71%, due primarily to merger related advisory fees, general corporate matters and ongoing costs arising from prosecuting lawsuits related to the previously disclosed 60 W. Erie loan fraud discovered in 2002.
Other operating expenses increased $199,000, or 35%, due primarily to loss accruals and increased directors’ fees for meetings related to the pending merger with MBFI.

Earnings Highlights – Six Month Results
The Company recorded net income for the first six months of 2006 of $6,995,000 compared with net income of $8,735,000 for the first six months of 2005. Basic EPS for the first six months of 2006 were $.70 compared to basic EPS of $.89 for the first six months 2005, while diluted EPS were $.69 for 2006 compared with diluted EPS of $.88 for 2005.
Earnings for the first six months of 2006 included gains on the sale of artwork totaling $2,498,000 ($1,624,000 after tax) and an income adjustment totaling $1,034,000 ($672,000 after tax) related to the conversion of merchant credit card processing fees of $768,000 and trust fees of $266,000 from the cash basis to the accrual basis of accounting. Merchant credit card processing and trust fees had historically been recorded on a one-month lag; and as a result of the income adjustment, an additional month of income for these items is included in the first six months of 2006. Excluding the gain and income adjustment, diluted EPS were $.47 per share for the first six months of 2006.
Key performance indicators for the first six months of 2006 showed an annualized ROA of .61% compared to ROA of .84% for the first six months of 2005. The annualized ROE for the first six months of 2006 was 10.46% compared to ROE of 13.29% for the first six months of 2005.
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

Average balances and effective interest yields and rates on a tax equivalent basis for the six months ended June 30, 2006 and 2005 were as follows (dollars in thousands):

	Six months ended			Six months ended
	June 30, 2006			June 30, 2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Fed funds sold and interest- bearing deposits with other banks	$36,518	$849	4.69%	$28,701	$377	2.65%
Investment securities:
Taxable securities	739,230	16,668	4.55	790,923	16,841	4.29
Tax-exempt securities (1)	39,471	1,045	5.34	38,680	1,018	5.31

Total investment securities (2)	$778,701	$17,713	4.59%	$829,603	$17,859	4.34%
Loans: (3)
Commercial (1)	$115,118	$3,805	6.67%	$116,711	$2,895	5.00%
Syndicated	83,155	2,815	6.83	49,107	1,358	5.58
Construction, land acquisition and development	141,504	5,611	8.00	94,331	3,139	6.71
Commercial mortgage	298,061	9,986	6.76	245,963	8,123	6.66
Residential mortgage	133,277	3,483	5.27	116,148	2,951	5.12
Home equity	162,574	5,456	6.77	153,611	3,807	5.00
Indirect vehicle:
Auto	338,047	7,453	4.45	282,933	5,491	3.91
Harley Davidson motorcycle	76,007	2,177	5.78	56,275	1,607	5.76
Consumer	20,972	707	6.80	7,491	222	5.98

Total loans, net of unearned discount	$1,368,715	$41,493	6.11%	$1,122,570	$29,593	5.32%

Total earning assets/interest income	$2,183,934	$60,055	5.55%	$1,980,874	$47,829	4.87%
Cash and due from banks	35,335			34,101
Other assets	95,709			87,851
Allowance for loan losses	(8,897)			(8,558)

	$2,306,081			$2,094,268

Interest-bearing deposits:
Savings deposits and NOW accounts	$253,776	$2,555	2.03%	$268,461	$1,724	1.30%
Money market accounts	254,402	4,309	3.42	170,853	1,688	1.99
Time deposits	1,093,201	23,263	4.29	1,026,633	14,377	2.82

Total interest-bearing deposits	$1,601,379	$30,127	3.79%	$1,465,947	$17,789	2.45%
Securities sold under agreements to repurchase and other borrowings	65,040	1,463	4.54	41,363	492	2.40
FHLB of Chicago borrowings	198,906	4,272	4.33	142,025	2,523	3.58
Junior subordinated notes issued to capital trusts	23,713	1,117	9.50	23,713	913	7.76

Total interest-bearing liabilities/ interest expense	$1,889,038	$36,979	3.95%	$1,673,048	$21,717	2.62%
Noninterest-bearing demand deposits	266,299			274,129
Other liabilities	15,882			14,588

Total liabilities	$2,171,219			$1,961,765
Shareholders’ equity	134,862			132,503

	$2,306,081			$2,094,268

Net interest income/spread (1)		$23,076	1.60%		$26,112	2.25%

Net interest margin (1)			2.13%			2.66%

(1)	Tax-equivalent basis. Interest income and the average yield on tax-exempt loans and investment securities include the effects of tax-equivalent adjustments using a tax rate of 35%. See the following table for reconciliation to GAAP.

(2)	Investment securities are shown at their respective carrying values. Based on the amortized cost, the average balance and weighted-average tax-equivalent yield of total investment securities was $794,716 and 4.49% for the six months ended June 30, 2006; and $832,380 and 4.33% for the six months ended June 30, 2005.

(3)	Includes average nonaccrual loans.

The following table indicates the reconciliation of the GAAP interest income to the tax-equivalent interest income as reported in the average balance sheet for the six months ended June 30:

	2006	2005	2006	2005
	Tax-exempt securities		Commercial loans
	(Dollars in thousands)
GAAP Income	$768	$762	$3,792	$2,877

Tax-equivalent adjustment	$277	$256	$13	$18

Tax-equivalent interest income	$1,045	$1,018	$3,805	$2,895

The following table presents a summary analysis of changes in interest income and interest expense for the first six months of 2006 as compared to the first six months of 2005. Interest income increased primarily due to the increase in the average volume of loans and an increase of 68 basis points in the overall yield earned on interest earning assets, partially offset by a decrease in the volume on the investment securities portfolio. Interest expense increased primarily due to an overall increase of 133 basis points on the cost of interest-bearing liabilities and overall increases in the average volume interest-bearing liabilities.

	Volume (1)	Rate(1)	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Fed funds sold and interest-bearing deposits with other banks	$123	$349	$472
Investment securities (2)	(1,169)	1,023	(146)
Loans, net of unearned discount (2), (3)	7,018	4,882	11,900

Total interest income	$5,972	$6,254	$12,226

Increase (decrease) in interest expense:
Savings deposits and NOW accounts	$(100)	$931	$831
Money market accounts	1,061	1,560	2,621
Time deposits	979	7,907	8,886
Securities sold under agreements to repurchase and other borrowings	378	593	971
FHLB of Chicago borrowings	1,149	600	1,749
Junior subordinated notes issued to capital trusts	—	204	204

Total interest expense	$3,467	$11,795	$15,262

Increase (decrease) in net interest income	$2,505	$(5,541)	$(3,036)

Net interest income for the first six months of 2006, on a tax-equivalent basis, decreased $3,036,000, or 12%, compared to the first six months of 2005. This decrease is primarily attributable to a 53 basis point

(1)	The change in interest due to both rate and volume has been allocated proportionately.

(2)	Tax equivalent basis. Tax-exempt loans and investment securities include the effects of tax equivalent adjustments using a tax rate of 35%.

(3)	Includes nonaccrual loans.

decrease in the net interest margin to 2.13% for the first six months of 2006 from 2.66% for the same period last year, partially offset by a 10% increase in average earning assets.
The changes in net interest income and the net interest margin as compared to the first six months of 2005 were primarily the result of the following:
RATE
•	For the first six months of 2006, the yield on average earning assets increased 68 basis points to 5.55% while the cost of interest-bearing liabilities increased 133 basis points to 3.95%. Margin compression was primarily the result of the Company being liability sensitive (liabilities reprice more quickly than assets) as interest rates rose, competitive pressures on loan and deposit pricing and the flattening of the yield curve.

•	The increase in the yield on average earning assets is due primarily to the increase in the yield earned on loans and to a lesser extent investment securities. The yield on average loans increased 79 basis points due to the rising rate environment, partially offset by a slight overall decrease in loan fees of $160,000. The investment portfolio yield increased 25 basis points to 4.59% at June 30, 2006.

•	The increase in the cost of average interest-bearing liabilities is due primarily to the rising rate environment affecting interest-bearing deposits, specifically the time deposit and money market portfolios and customer repurchase agreements. Since these liabilities reprice frequently, their cost is quickly impacted by a rise in interest rates and the high level of competition in the Chicago market.
VOLUME
•	Total average earning assets increased $203.1 million, or 10%, compared to the first six months of 2005. Average loans increased $246.1 million, or 22%, compared to the first six months of 2005 and consists of increases in the following categories: indirect vehicle loans ($74.8 million), commercial mortgage loans ($52.1 million), construction loans ($47.2 million), syndicated loans ($34.0 million), residential mortgage loans ($17.1 million), consumer loans ($13.5 million), and home equity loans ($9.0 million). These increases were partially offset by a decrease in commercial loans of $1.6 million. See “Loans” for further analysis.

•	The Company’s average securities portfolio decreased $50.9 million, or 6%, and consisted of decreases in U.S. Government agency securities ($41.4 million), corporate and other securities ($7.2 million), and U.S. Treasuries ($2.8 million), partially offset by a $500,000 increase in state and municipal obligations. See “Investment Securities” for further analysis.

•	Average Fed funds sold and interest-bearing deposits with other banks increased $7.8 million due primarily to funds from FHLB of Chicago advances being invested in the Fed funds market for a short period at a favorable spread until used to fund loan growth.

•	Average interest-bearing liabilities increased $216.0 million, or 13%, compared to the first six months of 2005. Average interest-bearing deposits increased $135.4 million due to growth in money market accounts ($83.5 million) and time deposits ($66.6 million), partially offset by a decrease in savings and NOW accounts ($14.7 million). The growth in time deposits was partially offset by a $130.5 million average decrease in public funds. The overall increase in average deposits includes $159.6 million from the four branches opened in 2005 and the Homer Glen branch opened in 2006.

See “Deposits” for further analysis.

•	Average FHLB of Chicago borrowings increased $56.9 million due to two additional advances during the first quarter of 2006 totaling $135 million, partially offset by $20 million in maturing advances and the prepayment (without penalty) of a $75 million advance. The advances are used to fund loan demand, with any excess invested in the Fed funds market at a favorable spread.

•	Average securities sold under agreements to repurchase and short-term borrowings decreased $23.7 million due primarily to the Bank entering into a $40 million repurchase agreement during the first quarter of 2006. See Note 4 for more information.
The Company’s provision for loan losses for the first six months of 2006 was $360,000. The Company did not record a provision for loan losses for the first six months of 2005. See “Allowance for Loan Losses” and “Asset Quality” for more information.
Total other income increased $3,989,000, or 40%. The increase is due primarily to a gain of $2,498,000 recorded on the sale of 23 pieces from the corporate art collection. In addition, the Company recorded an income adjustment totaling $1,034,000 in the first quarter of 2006.
Service charges on deposit accounts paid in cash from treasury management clients decreased $381,000 due primarily to higher earnings credit rates being paid on commercial demand deposit account balances. Total treasury management fees, both cash fees and fees offset by earnings credits on deposit balances, increased $121,000, or 4%, compared to the first six months of 2005. Treasury management clients have the option of paying for services either by maintaining noninterest-bearing deposit balances, paying in cash, or in a combination of deposit balances and cash. The treasury management fees included in the consolidated financial statements represent only the cash fees paid by treasury management clients. As short-term interest rates rise (as they have since mid 2004) so does the value of earnings credits assigned to deposit balances. As a result, in a rising rate environment, deposit balances cover more service charges and cash fees tend to decline. The Company has a strong local position in the treasury management industry, helping to attract and retain lower-cost commercial demand deposits. However, the industry shift from paper-based payments to lower-priced electronic payments may continue to impact gross treasury management revenues.
Investment management and trust fees increased $464,000, which includes an income adjustment of $266,000. Without the income adjustment, investment management and trust fees would have increased $198,000, or 13%, due primarily to an increase in total trust assets resulting from strong business development efforts, high client retention rates and market appreciation.
Merchant credit card processing fees increased $1,678,000, which includes an income adjustment of $768,000. Without the income adjustment, merchant fees would have increased $910,000, or 25% due primarily to a $36.8 million increase in sales volume (primarily new customers), partially offset by price concessions that resulted from competitive pressures. Merchant credit card interchange expense, included in Other Expenses, increased $729,000 compared to the first six months of 2005.
Gains on mortgages sold with servicing released increased $220,000 compared to the first six months of 2005. This increase was due primarily to increased mortgage originations resulting from promotion of the “Guaranteed Best Rate” mortgage product. The Company originated a total of $57.6 million in mortgage loans in the first six months of 2006, of which $41.9 million were sold. During the same period of 2005, the Company originated $51.1 million in mortgage loans, of which $23.2 million were sold. Gains on mortgages sold are shown net of applicable costs of $10,000 and $14,000 for the first six months of 2006 and 2005, respectively.
Income from the sale of covered call options decreased $240,000. The Company periodically sells options to securities dealers for the dealers’ right to purchase certain U.S. Treasuries or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. The ability to sell covered call options is dependent on market conditions.
The Company recorded net investment securities losses of $71,000 for the first six months of 2006 compared to net gains of $298,000 for the first six months of 2005. In the first six months of 2006, the net losses were recorded on sales of $38.8 million in U.S. Government agency securities and $6.4 million in corporate and other securities. In 2005, the net gains were recorded on sales of $38.9 million in U.S. Government agency securities, $19.7 million in U.S. Treasuries and $3.5 million in corporate and other securities. As market opportunities present themselves, the Company periodically sells securities to reposition its investment portfolio in an effort to improve overall yield or adjust the portfolio duration.
Total other expenses increased $3,321,000, or 14%. Annualized operating expenses as a percentage of average assets was 2.3% for 2006 and 2.2% for 2005. Annualized net overhead expenses as a percentage of average earning assets were 1.1% for 2006 and 1.3% for 2005. The efficiency ratio was 71.8% in 2006 compared to 64.4% in 2005 primarily as a result of lower net interest income.
Salaries and employee benefits increased $1,414,000 due primarily to higher estimated incentive compensation, higher compensation costs resulting from additional staffing for new branches, and increased costs of employee benefits. The average number of full-time equivalent employees was 365 for the first six months of 2006 compared to 346 for the first six months of 2005. In addition, incremental compensation expense attributable to stock options as a result of SFAS No. 123R was $60,000 for the first six months of 2006.
The combined expense for occupancy and equipment increased $460,000 due primarily to opening four new branches in 2005 (Darien in March; Northbrook, Glencoe and Wheaton in October) and the Homer Glen branch in May 2006. The Company expects a continued increase in these expenses due to an additional branch opening in Oak Lawn later in 2006, the opening of the Homer Glen branch in May 2006, a full year’s expense on the four branches opened in 2005, as well as the expansion into space previously leased to a tenant in the Oak Brook headquarters. See “Branch Expansion” for more information.
Professional fees increased $216,000 due primarily to merger related advisory fees, general corporate matters and ongoing costs arising from prosecuting lawsuits related to the previously disclosed 60 W. Erie loan fraud discovered in 2002.
Data processing fees increased $144,000 due primarily to additional fees related to branch expansion and merchant volume growth.
Merchant credit card interchange expense increased $729,000 due primarily to increased sales volume. Merchant credit card processing fees, included in Other Income, rose $910,000 (excluding the income adjustment).

Other operating expense increased $205,000 due primarily to loss accruals and increased directors’ fees for meetings related to the pending merger with MBFI.
Income Taxes
Income tax expense for the first six months of 2006 totaled $3,010,000 as compared to $4,014,000 for 2005. When measured as a percentage of income before taxes, the Company’s effective tax rate was 30.1% in 2006 as compared to 31.5% in 2005. Effective tax rates are lower than statutory rates due primarily to the investment in tax-exempt municipal bonds and the increase in the cash surrender value of bank owned life insurance (“BOLI”), both of which are not taxable for Federal income tax purposes. The decrease in the effective tax rate is the result of applying these Federally tax-exempt items to a lower pre-tax income in 2006. The Company’s provision for income taxes includes Federal income tax expense of 35% applied to taxable income. The Company had no state tax provision recorded for the first three months of 2006 or 2005 due primarily to significant income from state tax-exempt investment securities (U.S. Treasuries and U.S. Government agency securities), the existence of a state net operating loss carryforward which resulted from a significant charge-off in 2002 and, to a lesser extent, tax planning initiatives.
The Company records income tax expense (benefit) in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (“SFAS 109”). Pursuant to these rules, the Company recognizes deferred tax assets and liabilities based on temporary differences in the recognition of income and expenses for financial statement and income tax purposes. Such differences are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. A net deferred tax asset totaling $9,460,000 and $5,859,000 was recorded in the consolidated balance sheets at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 the net deferred tax asset was recorded as a debit in “Other assets” and at December 31, 2005, the net deferred tax asset was recorded as a debit in “Other liabilities.”
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
Available borrowing arrangements are summarized as follows:
The Bank
•	Fed funds lines aggregating $215 million with six correspondent banks subject to the continued good financial standing of the Bank. As of June 30, 2006, all $215 million was available for use under these lines.

•	Reverse repurchase agreement lines aggregating $440 million with five brokerage firms subject to the pledge of specific collateral and the continued good financial standing of the Bank. As of June 30, 2006, $400 million was available for use under these lines. Investment securities are pledged toward the reverse repurchase agreement at the time the Bank enters into such agreement.

•	Advances from the FHLB of Chicago subject to the pledge of specific collateral and ownership of sufficient FHLB of Chicago stock. As of June 30, 2006, advances totaled $173.9 million and approximately $40.5 million remained available to the Bank under the FHLB of Chicago agreements without the pledge of additional collateral. The Bank has pledged substantially all residential mortgage loans, specifically listed multi-family mortgage loans and certain U.S. Government agency securities towards the advances. At June 30, 2006, the carrying value of loans pledged totaled $138.9 million and the carrying value of securities pledged totaled $99.2 million. Additional advances can be obtained subject to the availability of collateral.

•	The Bank has a borrowing line of approximately $458.9 million at the discount window of the Federal Reserve Bank and has pledged substantially all construction loans, syndicated loans, home equity lines and the majority of commercial mortgage loans against this line. The carrying value of loans pledged at June 30, 2006 for this line totaled $590.7 million. The line was unused at June 30, 2006.
As of June 30, 2006, the Bank has certain additional investment securities and loans available to pledge as collateral towards these borrowing arrangements.
Parent Company
•	The Company has cash, short-term investments and other marketable securities totaling $4.4 million at June 30, 2006.

•	The Company has an unsecured revolving credit arrangement for $15 million. The line was unused at June 30, 2006. The line has been renewed through April 1, 2007.
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
The Company manages its overall interest rate sensitivity through various measurement techniques including rate shock analysis. In addition, as part of the risk management process, asset and liability management policies are established and monitored by management. The policy objective is to limit the change in annual net interest income to 10% from an immediate and sustained parallel change in interest rates of plus or minus 200 basis points. At June 30, 2006 and December 31, 2005, the Company was within policy objectives based on its models.

	June 30, 2006
	-200bp	-100bp	-25bp	+25bp	+100bp	+200bp
	(Dollars in thousands)
Annual net interest income change from an immediate change in rates	$(1,355)	$57	$302	$(260)	$(981)	$(1,987)

Percent change	(3.0)%	.1%	.7%	(.6)%	(2.1)%	(4.4)%

	December 31, 2005
	-200bp	-100bp	-25bp	+25bp	+100bp	+200bp
Annual net interest income change from an immediate change in rates	$(872)	$313	$277	$(333)	$(1,393)	$(2,893)

Percent change	(2.0)%	.7%	.6%	(.8)%	(3.2)%	(6.6)%
Rate shock analysis assesses the risk of changes in annual net interest income in the event of an immediate and sustained parallel change in market rates. The profile as of June 30, 2006 indicates that a 200 basis point increase in interest rates generates a decrease in net interest income of $1,987,000 or a 4.4% reduction in base case projected net interest income. When interest rates are shocked down 200 basis points, a decrease in net interest income of $1,355,000 or a 3.0% reduction in base case projected net interest income would result.
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
A summary of these commitments to extend credit follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial	$58,015	$62,558
Syndicated	90,226	96,362
Construction, land acquisition and development	129,037	133,864
Commercial mortgage	13,002	3,857
Residential mortgage	341	1,315
Home equity	210,064	190,048
Consumer	254	217
Check credit	703	713
Performance standby letters of credit	12,627	13,487
Financial standby letters of credit	15,663	11,889

Total commitments	$529,932	$514,310

Investment Securities
The following table sets forth the carrying values and weighted average contractual maturities (“WAM”) of investment securities held on the dates indicated (dollars in thousands).

	June 30, 2006		December 31, 2005
	Amount	WAM (4)	Amount	WAM(4)
U.S. Treasuries (1)	$10,187	8.1	$10,705	8.6
U.S. Government agencies (2)	656,389	4.9	682,176	5.2
State and municipal obligations	43,388	3.4	40,428	3.6
Corporate securities	21,946	22.0	27,641	21.0
Other securities (3)	21,824	—	31,747	—

Total investment portfolio	$753,734	5.3	$792,697	5.7

(1) Includes trading securities of $901 at June 30, 2006 and $924 at December 31, 2005.
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
At June 30, 2006, there are no investment securities of any one issuer in excess of 10% of shareholders’ equity other than securities of the U.S. Government and its agencies and the FHLB of Chicago.
The Company’s investment portfolio decreased $39.0 million, or 5%, to $753.7 million at June 30, 2006 from $792.7 million at December 31, 2005. This decrease was primarily in U.S. Government agency and corporate and other securities. The Company had strong loan demand during the first six months of 2006, and as a result, proceeds from sales, maturities, and calls were primarily used to fund loan demand. The effective duration of the entire portfolio (excluding “Other securities”, which have no stated maturity date) was 3.27 at June 30, 2006 compared to 2.83 at December 31, 2005. Effective duration takes into account all embedded options and represents the ratio of the proportional change in bond values taking into account that expected cash flows will fluctuate as interest rates change. The weighted average contractual maturity of the portfolio (with the same exclusions) was 5.3 years at June 30, 2006 compared to 5.7 years at December 31, 2005.
The Company’s holdings of U.S. Government agency securities includes government-sponsored enterprises, primarily the Federal Home Loan Banks, Fannie Mae, Freddie Mac and the Federal Farm Credit Bureau totaling $639.5 million, which are not backed by the full faith and credit of the United States government.
All municipal securities held are rated “A” or better by one or more of the national rating services or are “non-rated” issues of local communities which, through the Bank’s own analysis, are deemed to be of satisfactory quality.
At June 30, 2006, the Company’s holdings of corporate securities consisted of $21.4 million in TRUPS and $500,000 in foreign bonds. Other securities consisted of $15.6 million of FHLB of Chicago stock, $5.0 million in FNMA Series J perpetual preferred stock, $940,000 in money market funds and $263,000 in equity securities. During the first six months, the Company sold its remaining 80,000 shares of the

FNMA Series G perpetual preferred stock at a net gain of $203,000. This stock had been written down $292,000 in 2005 due to an other-than-temporary impairment. The Company redeemed $4,763,000 in FHLB of Chicago stock during the second quarter as part of a voluntary stock redemption program. The Company holds an additional $6.9 million of excess FHLB of Chicago stock.
Periodically, the Company will sell options to securities dealers (“covered calls”) for the dealers’ right to purchase certain U.S. Treasuries or U.S. Government agency securities held within the investment portfolio. These transactions are designed primarily as yield enhancements to increase the total return associated with holding the securities as earning assets. The option premium income generated by these transactions is recognized as other noninterest income when received. There were no call options outstanding at June 30, 2006 or December 31, 2005.
The following table presents the total carrying value of callable securities in the portfolio and their respective coupon range by investment type as of June 30, 2006:

	Callable in	Callable	Callable in
	Last Six	in	2008 and	Callable
	Months of 2006	2007	Beyond	in Total
	(Dollars in thousands)
U.S. Government agencies:
Total callable	$463,751	$9,631	—	$473,382
In-the-money calls	—	—	—	—
Coupon range	2.8% - 6.0%	5.0%	—	2.8% - 6.0%
State and municipal obligations:
Total callable	$2,800	$1,106	$4,787	$8,693
In-the-money calls	$2,500	$1,106	$690	$4,296
Coupon range	2.4% - 6.4%	4.4% - 4.6%	3.4% - 5.5%	2.4% - 6.4%
Corporate and other securities:
Total callable	$9,342	$3,823	$8,640	$21,805
In-the-money calls	$6,126	$2,824	$2,783	$11,733
Coupon range	4.7% - 9.0%	6.1% - 8.0%	4.1% - 9.3%	4.1% - 9.3%
None of the U.S. Treasuries have call features as of June 30, 2006.

Loans
The following table indicates loans outstanding, as of the dates indicated:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial	$121,173	$130,772
Syndicated	89,209	63,272
Construction, land acquisition and development	150,336	122,689
Commercial mortgage	320,030	279,018
Residential mortgage	140,854	130,819
Home equity	169,203	158,279
Indirect vehicle:
Auto	354,538	333,863
Harley Davidson motorcycle	85,255	71,341
Other consumer	20,273	22,211

Loans, net of unearned discount	$1,450,871	$1,312,264

At June 30, 2006, total loans outstanding increased $138.6 million compared to December 31, 2005 due to increases in all loan categories with the exception of commercial and consumer loans. The growth was the result of successful new business development activities. As a result of the 11% loan growth, the Company’s loan to deposit ratio improved to 76% at June 30, 2006 from 70% at year-end 2005; however, this ratio is still below peers. The Company expects to continue to shrink the investment portfolio and use cash flows from investments, deposits and borrowings to fund the loan pipeline.
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
Commercial loans decreased $9.6 million. The portfolio is comprised of approximately 15% new car dealers; 14% insurance premium receivables; 9% residential building construction; 8% bottled water manufacturing; and 54% various other industries in which the Company has no significant concentration.
Included in commercial loans are lease financing loans totaling $39.3 million at June 30, 2006, a $1.6 million decrease compared to December 31, 2005. The Company purchases principally the “debt strip,” or loan piece, of discounted leases where the underlying credits are typically near-investment or investment grade with primary reliance on the credit worthiness of the lessee, rather than the collateral.

Syndicated loans increased $25.9 million due primarily to new loans booked totaling $45.0 million, partially offset by payoffs and paydowns. Total exposure to nationally syndicated loans (including unfunded commitments) was $192.0 million and $169.1 million at June 30, 2006 and December 31, 2005, respectively. Of the total exposure, approximately 17% is in the gaming and leisure industry; 9% is in the restaurant industry; 8% is in the food and dairy industry; and 66% is in various other industries in which the Company has no significant concentration.
Construction, land acquisition and development loans increased $27.6 million due primarily to new loans booked totaling $43.4 million, partially offset by payoffs and paydowns. This portfolio is comprised primarily of properties in the Chicago metropolitan area consisting of approximately 45% construction of 1-4 family detached homes, condominiums and townhouses; 25% retail developments; 23% multi-family residential projects; and 7% industrial developments.
Commercial mortgage loans increased $41.0 million due primarily to new loans booked totaling $74.4 million, partially offset by payoffs and paydowns. This portfolio is comprised of approximately 33% retail properties; 28% multi-family residential properties; 20% owner-occupied office and industrial properties; and 19% non-owner occupied office and industrial properties. Included in commercial mortgage loans are syndicated real estate loans totaling $13.8 million at June 30, 2006.
Residential mortgage loans increased $10.0 million due primarily to new loans booked, partially offset by payoffs and paydowns. The Company kept for the Bank’s portfolio $15.7 million of the $57.6 million in 2006 mortgage loan originations. The remaining $41.9 million in originations were sold with servicing released to secondary market investors. Generally, at the time of origination, the Company makes the determination if the loan will be kept in the portfolio or sold to investors based upon an analysis of the Bank’s need and specific loan terms.
Home equity loans increased $10.9 million due primarily to new lines booked, partially offset by payoffs. Overall average usage on home equity lines was approximately 44% for the first six months of 2006 compared to 48% for the first six months of 2005.
Indirect auto loans increased $20.7 million due primarily to $102.9 million in new loans booked, partially offset by payoffs and paydowns. This portfolio consisted of approximately 19,400 loans originated in the Chicago metropolitan area, of which 72% are new vehicles and 28% are used vehicles, and 95% of which are foreign vehicles and 5% are domestic vehicles. The Bank is currently fifth in the Chicago market among banks in the numbers of new car loan originations. The historical average life of an indirect auto loan is 34 months.
Harley-Davidson motorcycle loans increased $13.9 million due primarily to $31.2 million in new loans booked, partially offset by payoffs and paydowns. This portfolio consisted of approximately 7,000 loans generated in seventeen states as part of a national marketing initiative, of which 53% were originated in Illinois and Wisconsin. The historical average life of a Harley-Davidson motorcycle loan is 20 months.

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
The following table summarizes the loan loss experience for the first six months of 2006 and 2005.

	Six months ended
	June 30,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$8,812	$8,546
Charge-offs during the period: (1)
Commercial loans	—	(1)
Indirect vehicle loans	(389)	(237)
Consumer loans	(2)	(4)

Total charge-offs	(391)	(242)

Recoveries during the period: (1)
Commercial loans	—	39
Construction, land acquisition and development loans	—	32
Indirect vehicle loans	241	126
Consumer loans	2	15

Total recoveries	243	212

Net charge-offs during the period	(148)	(30)
Provision for loan losses	360	—

Allowance for loan losses, end of the period	$9,024	$8,516

Net charge-offs to average loans outstanding (annualized)	.02%	.01%

Allowance for loan losses to loans outstanding	.62%	.69%

Ratio of allowance for loan losses to nonperforming loans	8.09x	52.90x

(1) There were no charge-offs or recoveries in the syndicated, lease financing, commercial mortgage or residential mortgage loan portfolios during the periods presented.
Net charge-offs for the first six months of 2006 totaled $148,000 compared to $30,000 for the first six months of 2005. In 2006, gross charge-offs of $391,000 and gross recoveries of $243,000 related primarily to the Company’s indirect vehicle portfolio. In 2005, gross charge-offs of $242,000 related primarily to the Company’s indirect vehicle portfolio. Gross recoveries totaled $212,000, which included $32,000 in restitution from the 60 W. Erie loan fraud and a $39,000 recovery on a commercial loan charged off in 2000. The remaining recoveries related primarily to the indirect vehicle portfolio. Annualized net charge-offs as a percent of the average indirect vehicle portfolio were .07% for the first six months of 2006 compared to .09% for the first six months of 2005.
The Company’s allowance for loan losses was $9.0 million at June 30, 2006, or .62% of loans outstanding, compared to $8.5 million, or .69% of loans outstanding, at June 30, 2005. The allowance for loan losses is sufficient to provide for probable loan losses based upon management’s evaluation of the risks inherent in the various loan categories. Management believes the allowance for loan losses is at an adequate level.
Asset Quality
The following table summarizes the Company’s nonperforming assets (nonaccrual loans, loans which are past due 90 days or more, OREO, and repossessed vehicles):

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$292	$150
Loans which are past due 90 days or more	823	647

Total nonperforming loans	1,115	797
Other real estate owned	—	15
Repossessed vehicles	183	88

Total nonperforming assets	$1,298	$900

Nonperforming loans to total loans outstanding	.08%	.06%
Nonperforming assets to total assets	.05%	.04%
Nonperforming assets to total capital	.96%	.67%
OREO
At June 30, 2006, there was no balance in OREO. The Company has completed the sale of all 24 units and 53 parking spaces at the luxury condominium project located at 60 W. Erie Street in River North in Chicago. During the first quarter of 2006, the Bank purchased the remaining parking space for use at its nearby downtown Chicago office. The Company is maintaining a warranty reserve to pay for both any known or unknown possible obligations. Title to the property was acquired in November 2002 following the discovery in early May 2002 of bank fraud by certain project sponsors, and it was recorded at its then net realizable value. The project, which consisted of 24 condominium units and 53 deeded parking spaces, was completed within budget during the first quarter of 2004. Since acquisition of the property, the Company has recorded a cumulative provision for loss on this OREO of $2.632 million.

A schedule of activity in this OREO property for the six months ended June 30, 2006 and since its acquisition is shown in the following table:

	Six months ended	Since Acquisition
	June 30, 2006	(November 2002)
	(Dollars in thousands)
Beginning Balance	$15	$—
Transfer of net realizable value to OREO	—	3,606
Funding towards project	—	19,563
Sales proceeds, net	(15)	(20,537)
Provision for OREO	—	(2,632)

Balance at June 30	$—	$—

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
Repossessed Autos
Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “Other assets” on the consolidated balance sheets. The typical holding period for resale of repossessed vehicles is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The Bank’s portfolio of repossessed assets totaled $183,000 at June 30, 2006 compared to $88,000 at December 31, 2005.
Potential Problem Loans
In addition to nonperforming assets, there are certain loans in the portfolio that management has identified, through its problem loan identification process, as substandard or special mention. These loans are still performing but exhibit a higher than normal credit risk and, accordingly, are not included in nonperforming loans. The balance in this category at any reporting period can fluctuate widely. The Company has potential problem loans, including related outstanding commitments, totaling $7.1 million at June 30, 2006 compared to $11.8 million at December 31, 2005. The Company has no loans classified as doubtful or loss.
Deposits
At June 30, 2006, total deposits were $1.914 billion, an increase of $30.7 million, or 2%, compared to December 31, 2005. Interest-bearing deposits increased $46.4 million due to an increase of $69.3 million in time deposits, partially offset by decreases of $7.3 million in savings deposits and NOW accounts and $15.6 million in money market accounts. The growth in time deposits was primarily due to competitive retail promotions, the opening of four branches in 2005 and one additional branch in May 2006, complemented by an increase of $23.9 million in public funds to $295.4 million. The Company is closely managing the public funds balance and generally places bids on deposits for long-standing customers or when needed to fund loan demand. Noninterest-bearing demand deposits decreased $15.7 million due primarily to a customer moving funds to an investment sweep product.
Capital Resources
At June 30, 2006, the Company’s shareholders’ equity totaled $134.9 million compared to $134.6 million at December 31, 2005. Shareholders’ equity at June 30, 2006 includes an accumulated other comprehensive loss of $14.9 million. Given the size and contractual maturity of the Company’s investment portfolio, in a rising rate environment it is probable that the accumulated other comprehensive loss will continue to increase. Although such an increase translates to lower shareholders’ equity and a lower book value per share, it has no effect on the regulatory capital calculation. The Company’s and the Bank’s capital ratios exceeded not only minimum regulatory guidelines, but also the FDIC criteria for “well capitalized” banks.
The following table shows the capital ratios of the Company and the Bank as of June 30, 2006 and the minimum ratios for “well capitalized” and “adequately capitalized” status.

			Capital Required To Be
					Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2006:
Total Capital (to Risk Weighted Assets)
Consolidated	$181,849	10.41%	$174,647	10.00%	$139,717	8.00%
Oak Brook Bank	178,583	10.33	172,890	10.00	138,312	8.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	172,824	9.90	104,788	6.00	69,859	4.00
Oak Brook Bank	169,558	9.81	103,734	6.00	69,156	4.00
Tier 1 Capital (to Average Assets)
Consolidated	172,824	7.34	117,720	5.00	94,176	4.00
Oak Brook Bank	169,558	7.23	117,304	5.00	93,843	4.00
The market price of the Company’s common stock at June 30, 2006 was $37.00 with a tangible book value of $13.41 per share. The ratio of the Company’s price to its tangible book value was 2.76x at June 30, 2006. The ratio of the Company’s price to the last 12 months diluted EPS, commonly called its P/E ratio, was 25.0x at June 30, 2006.
During the first six months of 2006, the Company paid dividends of $.36 per share. The dividend payout ratio on six month earnings was 51.5% for 2006. On April 18, 2006 the Company declared a quarterly cash dividend of $.18, which was paid on July 21, 2006 to shareholders of record as of July 10, 2006.
In 2000, the Board of Directors approved a stock repurchase program which authorized (but did not require) the Company to repurchase up to 300,000 shares (or approximately 3% of outstanding shares) of common stock through January 2006 (as extended). The program permitted repurchases in the open market or through privately-negotiated transactions from time to time depending on market conditions.

The repurchased stock is held as treasury stock to be used for general corporate purposes. The program was not extended in January 2006.
Branch Expansion
The Company’s banking subsidiary is Oak Brook Bank. The Bank currently operates 22 banking offices: seventeen in the western suburbs of Chicago, three in the northern suburbs of Chicago, and one at Huron and Dearborn streets in downtown Chicago, and its newly opened office in the southwest suburb of Homer Glen. In addition, the Bank operates a Call Center at 800-536-3000 and an Internet branch at www.obb.com.
In May 2006, the Bank opened its 22nd office in Homer Glen, Illinois, near the intersection of 143rd Street and Bell Road. At June 30, 2006, the Homer Glen branch held $17.0 million in deposits.
In October 2005, the Bank purchased a .39 acre site in Oak Lawn, Illinois to construct an office. All regulatory and municipal approvals have been obtained, and construction is progressing. The Bank expects to open its Oak Lawn branch in late 2006.
In late April 2005, the Bank acquired fee simple title to its current branch and storage facility in Burr Ridge. Simultaneously, the Bank acquired the adjoining building and land which shares a party wall with the Bank’s existing facility. This assemblage of properties will accommodate the branch and additional storage needs. The Bank also intends to build a drive-up banking lane for added customer convenience, for which a special use permit has been approved. Building permits have been received and construction is progressing. The Bank expects to complete construction in late 2006.
The Company’s primary growth strategy historically emphasized branch expansion in the Chicago metropolitan area. This organic growth model focused primarily on providing market fill-ins in the Bank’s core west suburban market; extending our market to locations the Bank has concentrations of deposit and loan customers but no physical presence; and, extending our market into attractive and/or high growth outlying areas. This form of growth requires a significant investment in nonearning assets during the construction phase and operating costs for several years generally exceed revenues.

Condensed Consolidated Quarterly Earnings Summary

	2006		2005
	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)
Interest and dividend income	$30,979	$28,786	$28,233	$26,266	$24,681	$22,874
Interest expense	19,657	17,322	15,431	13,548	11,658	10,059

Net interest income	$11,322	$11,464	$12,802	$12,718	$13,023	$12,815

Provision for loan losses	180	180	180	180	—	—

Net interest income after provision for loan losses	$11,142	$11,284	$12,622	$12,538	$13,023	$12,815
Other income:
Service charges on deposit accounts:
Treasury management	734	751	734	815	909	957
Retail and small business	325	313	325	322	317	265
Investment management and trust fees	856	1,104	777	781	762	734
Merchant credit card processing fees	2,476	2,909	2,074	2,235	2,056	1,651
Gains on mortgages sold, net	317	178	257	417	187	88
Increase in cash surrender value of bank owned life insurance	251	247	253	251	247	244
Income from sales of covered call options	—	66	64	172	58	248
Securities dealer income	92	79	72	60	57	35
Other operating income	2,940	386	392	350	498	353
Net investment securities gains (losses)	—	(71)	(57)	(54)	135	163

Total other income	$7,991	$5,962	$4,891	$5,349	$5,226	$4,738

Other expense:
Salaries and employee benefits	7,444	6,758	6,226	6,442	6,291	6,497
Occupancy	1,030	1,070	973	894	859	876
Equipment	594	574	601	544	557	516
Data processing	589	538	566	556	494	489
Professional fees	472	326	299	379	276	306
Postage, stationery and supplies	334	288	297	273	282	241
Advertising and business development	706	565	667	615	706	511
Merchant credit card interchange	2,070	1,721	1,764	1,822	1,700	1,362
Other operating expenses	769	526	633	546	570	520

Total other expense	$14,008	$12,366	$12,026	$12,071	$11,735	$11,318

Income before income taxes	$5,125	$4,880	$5,487	$5,816	$6,514	$6,235

Income tax expense	1,552	1,458	1,653	1,752	2,059	1,955

Net income	$3,573	$3,422	$3,834	$4,064	$4,455	$4,280

Diluted earnings per share	$.35	$.34	$.38	$.41	$.45	$.43

Net interest margin (1)	2.09%	2.17%	2.44%	2.48%	2.62%	2.70%
ROA (1)	.62%	.61%	.69%	.74%	.84%	.84%
ROE (1)	10.62%	10.30%	11.45%	11.86%	13.54%	13.04%

(1) Annualized ratio.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results projected in forward-looking statements due to various factors. These risks and uncertainties include, but are not limited to the following: the proposed merger with MB Financial, Inc. might not close, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company’s market areas; legislative or regulatory changes; adverse developments in the loan or investment portfolios; the assessment of the provision and reserve for loan losses; significant increases in competition or changes in depositor preferences or loan demand; difficulties in identifying attractive branch sites or other expansion opportunities, or unanticipated delays in regulatory approval and construction buildout; and difficulties in attracting and retaining qualified personnel. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.
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
CHANGE IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
In the second quarter of 2006, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. Other Information
ITEM 1A. Risk Factors
In the second quarter of 2006, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2005 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended June 30, 2006.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that may
	Total Number		as Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased(2)	Paid per Share	or Programs(2)	Programs(1)
April 1, 2006 through April 30, 2006	—	—	—	—

May 1, 2006 through May 31, 2006	2,777	$34.90	2,777	—

June 1, 2006 through June 30, 2006	147	$36.66	147	—

Total	2,924	$34.99	2,924	—

(1) In 2000, the Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to 300,000 shares of common stock through January 2006 (as extended in August 2003 and again in January 2005). The program was not extended in January 2006.
(2) Includes shares tendered to pay the withholding tax and the exercise price of an option.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held May 9, 2006 at Oak Brook Bank, 1400 Sixteenth Street, Oak Brook, Illinois.
Matters presented to the shareholders for vote were the election of three Class I directors and the ratification of the selection of Grant Thornton LLP as the Company’s independent auditor. The number of common shares eligible to vote at the annual meeting was 9,866,586. The results of the votes on these matters are as follows:

Election of Directors
Shareholders elected the following as Class I directors for a term expiring at the 2009 Annual Meeting of Shareholders. Votes cast were as follows:

	For	Withheld	Abstain
John W. Ballantine	8,973,642	36,064	145,931
Percent of Eligible Vote	90.95%	0.37%	1.48%

Charles J. Gries	8,976,257	38,593	145,931
Percent of Eligible Vote	90.98%	0.39%	1.48%

Frank M. Paris	8,971,113	33,449	145,931
Percent of Eligible Vote	90.92%	0.34%	1.48%
Additional directors, whose term of office continued after the meeting are as follows:
Class II – Term Expiring in 2007
Stuart I. Greenbaum
Richard M. Rieser, Jr.
Michael L. Stein
Class III – Term Expiring in 2008
Miriam Lutwak Fitzgerald
Eugene P. Heytow
Geoffrey R. Stone
Ratification of the Appointment of Grant Thornton LLP as Independent Auditor for the Company
Shareholders ratified the appointment of Grant Thornton LLP as independent auditor for the fiscal year ending 2006. Votes cast were as follows:

	For	Against	Abstain
Votes Cast	9,092,241	58,482	4,914
Percent of Eligible Vote	92.15%	0.59%	0.05%
ITEM 6. Exhibits

Exhibit (2.1)	Agreement and Plan of Merger dated as of May 1, 2006 by and among MB Financial, Inc., MBFI Acquisition Corp., and First Oak Brook Bancshares, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 2, 2006, incorporated herein by reference).

Exhibit (3.1)	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed May 6, 1999, incorporated herein by reference).

Exhibit (3.2)	Amended and Restated By-Laws of the Company as amended through April 19, 2005 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 25, 2005, incorporated herein by reference).

Exhibit (4.1)	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999, incorporated herein by reference).

Exhibit (4.2)	Rights Agreement, dated as of May 4, 1999 between the Company and Oak Brook Bank, as Rights Agent (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.3)	Amendment No. 1 to Rights Agreement, dated May 1, 2006 between the Company and Oak Brook Bank, as Rights Agent.*

Exhibit (4.4)	Certificate of Designations Preferences and Rights of Series A Preferred Stock (Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (4.5)	Form of Rights Certificate (Exhibit B to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed May 21, 1999, incorporated herein by reference).

Exhibit (10.1)	Fourteenth Amendment to Revolving Credit Agreement between First Oak Brook Bancshares, Inc. and LaSalle Bank National Association dated April 1, 2006.*

Exhibit (31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard M. Rieser, Jr., Chief Executive Officer.*

Exhibit (31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rosemarie Bouman, Chief Financial Officer.*

Exhibit (32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard M. Rieser, Jr., Chief Executive Officer.*

Exhibit (32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rosemarie Bouman, Chief Financial Officer.*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OAK BROOK BANCSHARES, INC.

(Registrant)

August 3, 2006	/S/RICHARD M. RIESER, JR

Richard M. Rieser, Jr.
Chief Executive Officer

August 3, 2006	/S/ROSEMARIE BOUMAN

Rosemarie Bouman
Chief Financial Officer